Form 10-Q
period 1996-03-31
TEL SAVE HOLDINGS INC
filed 1996-05-15
CIK 948545

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0 - 26728

                             Tel-Save Holdings, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
              ----------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   23-2827736
              ----------------------------------------------------
                      (I.R.S. Employer Identification No.)


                      22 Village Square New Hope, Pa. 18938
              ----------------------------------------------------
              (Address of principal executive offices - Zip code)


        Registrant's telephone number, including area code: 215-862-1500

              ----------------------------------------------------
              Former name, former address and former fiscal year,
                         if changes since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X    No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

                            Yes         No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 28,034,000 shares outstanding as of May 14, 1996.

                             TEL-SAVE HOLDINGS, INC.
                                    FORM 10-Q
                                 MARCH 31, 1996

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets as of March 31, 1996
               and December 31, 1995                                        3

             Consolidated Statements of Income for the three
               months ended March 31, 1996 and 1995                         4

             Consolidated Statement of Stockholders' Equity for the
               three months ended March 31, 1996                            5

             Consolidated Statements of Cash Flows for the three
               months ended March 31, 1996 and 1995                         6

             Notes to Consolidated Financial Statements                     7

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9

PART II - OTHER INFORMATION

  Items 1 - 6                                                             14

  Signatures                                                              15

PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)


                                                                                 March 31,     December 31,
                                                                                    1996           1995
                                                                                    ----           ----
                                                                                (Unaudited)
Assets:
Current:
   Cash and cash equivalents                                                    $26,116         $41,211
   Accounts receivable, trade net of allowance for
      uncollectible accounts of $822 and $804, respectively                      20,666          19,088
   Advances to partitions and note receivables                                    5,379           3,563
   Due from broker                                                                1,810           1,100
   Note receivable from stockholder - current                                     4,990               -
   Prepaid  expenses and other current assets                                       691             194
                                                                                    ---             ---
        Total current assets                                                     59,652          65,156
Property and equipment, net of accumulated depreciation of
   $291 and $250, respectively                                                   11,396           2,667
Intangibles, net of accumulated amortization of $2,050 and
   $1,574, respectively                                                           2,529           1,490
Note receivable from stockholder                                                      -           2,075
other assets                                                                      1,462               -
                                                                                  -----             ---
        Total assets                                                            $75,039         $71,388
                                                                              =========     ===========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses:
   Trade and other                                                              $13,903         $12,622
   Partitions                                                                     4,966           3,047
   Sales and excise taxes payable                                                 1,590           1,406
   Other                                                                            392             514
Securities sold short, at cost to purchase                                        1,810           1,100
Income taxes payable                                                              3,674           2,375
Note payable to stockholder - current                                                 -           5,921
                                                                                  -----           -----
        Total current liabilities                                                26,335          26,985
Deferred credits                                                                    160             280
Deferred income taxes payable                                                     2,776           2,809
                                                                                  -----           -----
        Total liabilities                                                        29,271          30,074
                                                                                 ------          ------

Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; no shares outstanding                                              -               -
   Common stock - $.01 stated value, 100,000,000
      authorized; 19,500,000 issued and outstanding                                 195             195
   Additional paid-in capital                                                    38,322          37,245
   Retained earnings                                                              7,251           3,874
                                                                                  -----           -----
        Total stockholders' equity                                               45,768          41,314
                                                                                 ------          ------
        Total liabilities and stockholders' equity                              $75,039         $71,388
===============================================================                 =======         =======

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except for per share data)

                                                         For the Three Months
                                                           Ended March 31,
                                                           ---------------
                                                         1996             1995
                                                         ----             ----
Sales                                                  $51,065          $36,617
Cost of sales                                           44,233           31,243
                                                        ------           ------
Gross profit                                             6,832            5,374
Selling, general and administrative                      2,286            1,161
                                                         -----            -----
Operating income                                         4,546            4,213
Other income, net                                          872               46
                                                         -----            -----
Income before provision for income taxes                 5,418            4,259
Provision for income taxes                               2,041                -
                                                         -----            -----
Net income                                            $  3,377         $  4,259
                                                    ==========        =========
Pro forma:
   Income before provision for income taxes                            $  4,259
   Pro forma provision for income taxes                                   1,704
                                                                          -----
Pro forma net income                                                   $  2,555
                                                    ==========        =========
Net income per share - Primary                       $     .16        $     .17
                                                    ==========        =========
Weighted average common and common equivalent           21,543           15,373
    shares outstanding - Primary                    ==========        =========


Net income per share - Fully Diluted                 $     .15        $     .17
                                                    ==========        =========

Weighted average common and common equivalent           22,929           15,395
   shares outstanding - Fully Diluted               ==========        =========

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)
                                 (In thousands)






                                     Common Stock     Additional
                                     ------------       Paid-in       Retained
                                Shares       Amount     Capital        Earnings       Total
                                ------       ------     -------        --------       -----
Balance, January 1, 1996        19,500     $    195     $37,245       $  3,874      $41,314
Net income                           -            -           -          3,377        3,377
Issuance of warrants to
  partitions                         -            -       1,077              -        1,077
                                ------   ----------       -----       --------        -----
Balance, March 31, 1996         19,500     $    195     $38,322         $7,251      $45,768
                                ======     ========     =======         ======      =======



          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                    For the Three Months
                                                                        Ended March 31,
                                                                        ---------------
                                                                    1996            1995
                                                                    ----            ----
Cash flows from operating activities:
Net income                                                        $ 3,377          $4,259
Adjustment to reconcile net income to net cash provided
   by (used in) operating activities:
   Unrealized loss on securities sold short                            50               -
   Provision for bad debts                                             17            (33)
   Depreciation and amortization                                      517             213
   Deferred credits                                                 (120)           (120)
   (Increase) decrease in:
      Accounts receivable - trade                                 (1,595)           (696)
      Advances to partitions and notes receivables                (1,816)             115
      Prepaid expenses and other current assets                     (497)           1,568
      Other assets                                                (1,463)               -
   Increase (decrease) in:
      Accounts and partition payables and accrued expenses          3,263           8,192
      Income taxes payable                                          1,266               -
                                                                    -----          ------
        Net cash provided by operating activities                   2,999          13,498
                                                                    -----          ------
Cash flows from investing activities:
   Acquisition of intangibles                                       (439)           (100)
   Capital expenditures                                           (8,770)            (45)
   Proceeds from securities sold short                                660               -
   Liability to purchase securities sold short                      (710)               -
   Loans to stockholder                                           (2,915)               -
                                                                  ------           ------
        Net cash used in investing activities                    (12,174)           (145)
                                                                 -------           ------
Cash flows from financing activities:
   Proceeds from loan transactions                                      -           1,300
   Payments of loan transactions                                        -         (1,300)
   Payments to related parties                                          -         (7,855)
   Payment of note payable to stockholder                         (5,920)               -
                                                                  ------          -------
        Net cash used in financing activities                     (5,920)         (7,855)
                                                                  ------          ------
   Net increase (decrease) in cash and cash equivalents          (15,095)           5,498
   Cash and cash equivalents, at beginning of period               41,211              11
                                                                   ------              --
   Cash and cash equivalents, at end of period                    $26,116          $5,509
                                                                  =======          ======



          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The consolidated financial statements include the accounts of Tel- Save Holdings, Inc. and its two wholly-owned subsidiaries, Tel-Save, Inc. and TS Investment Corporation, and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

     The consolidated financial statements and related notes thereto as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1995 was derived from the audited financial statements included in the Company's Form 10-K. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future periods.


2.   Stock Split

     On February 16, 1996, the Company's Board of Directors approved a three-for-two split of the common stock in the form of a 50% stock dividend. The additional shares resulting from the stock split were distributed on March 15, 1996, to all stockholders of record at the close of business on February 29, 1996. The consolidated balance sheet as of December 31, 1995 reflects the recording of the stock split as if it had occurred on December 31, 1995. Further, all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts, warrant and stock option data have been restated for all periods to reflect the stock split.


3.   Income Taxes

     On June 1, 1991, the Company, with the consent of its stockholders, elected to be taxed as an S Corporation. As a result of the election, all earnings of the Company were taxed directly to the stockholders. On September 19, 1995, the Company terminated its S Corporation status. Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C Corporation under the Internal Revenue Code for the three months ended March 31, 1995.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


4.   Subsequent Events

     (a) Authorized Shares and Option Plan Amendments

         On April 15, 1996, the stockholders of the Company adopted the following amendments:

         (1) to increase the authorized shares of the Company's $0.01 par value common stock to 100,000,000 shares;

         (2) to increase the number of shares that can be issued under the Company's 1995 Employee Stock Option Plan to 2,500,000 shares.

     (b) 1996 Public  Offering

         The Company consummated a public offering (the "1996 Offering") of 9,284,000 shares of common stock, including the underwriter's over-allotment, at a price of $17.50 per share in April and May, 1996. Of the 9,284,000 shares offered, 8,534,000 were sold by the Company and 750,000 were sold by the majority stockholder. Proceeds of the 1996 Offering to the Company, less underwriting discounts of $9,302,060, were $140,042,940. Expenses for the 1996 Offering are estimated at $850,000 resulting in net proceeds to the Company of approximately $139,192,940. The majority stockholder used a portion of his proceeds to repay his outstanding indebtedness, including interest, to the Company.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Introduction
             The Company was founded in 1989 as a switchless reseller of AT&T long distance services to small and medium-sized businesses. In the third quarter of 1996, in connection with the deployment of One Better Net ("OBN"), the Company expects to complete the installation of its five AT&T-manufactured switches, forming a nationwide long distance network.

             The Company's sales to date have been derived from the resale of long distance services. The Company's cost of sales consists principally of charges for bundled long distance services, as charged by AT&T, partition charges, net of usage and other discounts, which are based on the usage of partitions, and end user billing and support. The Company believes that, historically, the competitive terms of its contract tariffs with AT&T and its ability to manage and distribute data are the primary reasons for its sales increases. In 1992, the Company negotiated a contract tariff with AT&T, resulting in lower rates than its previous contract tariffs. In July 1994, the Company obtained two new contract tariffs with AT&T, resulting in further reduced rates for the AT&T-SDN service and competitive terms for AT&T 800 Service, which the Company then began to market actively.

             While the Company has been successful in the past at negotiating with and obtaining new contract tariffs from AT&T at favorable rates, the Company intends to lessen its dependence on such AT&T tariffs by deploying OBN to reduce costs in the future. As a result of the deployment of OBN, the Company will pay "unbundled" charges, paying access charges directly to LECs and charges for use of the AT&T network transmission facilities directly to AT&T. The Company will avoid paying the all-inclusive "bundled" charge to AT&T under AT&T contract tariffs for switching and transmission services and payment of LEC access fees. The total cost per call to the Company for such "unbundled" charges and OBN's overhead is expected to be less than the "bundled" charge currently paid to AT&T.

             Deployment of OBN is also expected to increase the Company's gross profit as a percentage of sales ("gross margin"), which has declined over the past three years. Gross margin has decreased as a result of the Company's offering higher volume discounts to new and/or larger partitions. Such discounts reduce the amount charged by the Company to the partition. The Company expects to increase its gross margin as a result of the lower costs associated with providing services on OBN. However, operating income may not experience the same rate of growth because of increased expenses related not only to operating and maintaining OBN and converting existing end users to OBN, but also to the costs associated with the Company's expansion of its direct marketing efforts and delivery of Competitive Telecommunications Provider ("CTP") services.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


             Results of Operations

             The following tables sets forth for the periods indicated certain financial data as a percentage of sales:


                                                Percentage of Sales
                                            ---------------------------
                                            For the Three Months Ended
                                                    March 31,
                                            ---------------------------
                                            1996               1995(A)
                                            ----               -------
Sales                                       100.0%               100.0%
Cost of sales                                86.6                 85.3
                                            -----                -----
Gross profit                                 13.4                 14.7
                                            -----                -----
Selling, general and administrative           4.5                  3.2
                                            -----                -----
Operating income                              8.9                 11.5
Other income, net                             1.7                  0.1
                                            -----                -----
Income before provision for income taxes     10.6                 11.6
Provision for income taxes                    4.0                  4.6
                                            -----                -----
Net income                                    6.6%                 7.0%
                                            =====                =====

(A) Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C corporation (the Company's current tax status) for the three months ended March 31, 1995. Prior to September 20, 1995, the Company was an S corporation with all earnings taxed directly to its shareholders.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



Three  Months  Ended  March 31,  1996 to the Three  Months  Ended March 31, 1995

Sales. Sales increased by 39.5% to $51.1 million in the first quarter of 1996 from $36.6 million in the first quarter of 1995. The increase in sales related primarily to the continued expansion of the Company's distribution network of partitions, as well as increases in the number of orders submitted by the Company's existing partitions. In addition, significant marketing efforts focused on inbound 800 service resulted in sales of $18.1 million for the three month period ended March 31, 1996 versus $9.7 million for the three month period ended March 31, 1995.


Cost of Sales. The Company's costs of sales increased by 41.6% to $44.2 million in the first three months of 1996 from $31.2 million in the first quarter of 1995. The increase in cost of sales resulted primarily from the increase in sales of AT&T- SDN and inbound 800 services.

Gross Margin. Gross margin decreased to 13.4% in the first quarter of 1996 from 14.7% during the first quarter of 1995. The decrease in gross margin was attributable primarily to higher volume discounts to certain partitions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 97% to $2.3 million in the first quarter of 1996 from $1.2 million in the first quarter of 1995. The increase in selling, general and adminis trative expenses was due primarily to the costs associated with hiring additional management personnel to support the Company's continuing growth, increased fees for professional services and initial costs associated with the Company's direct marketing effort.


Provision for income taxes. The Company's effective tax rate declined to 37.7% for the three months ended March 31, 1996 from the pro forma effective tax rate of 40.0% for the three months ended March 31, 1995 due to an anticipated lower effective state tax rate in 1996.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



Liquidity and Capital Resources

The Company consummated its initial public offering of 5,175,000 shares of Common Stock in September and October 1995. The Company received net proceeds from such offering of approximately $42.8 million, of which $4.5 million was used to pay the minority stockholder. As of March 31, 1996, the Company had cash and cash equivalents of approximately $26.1 million.

Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, advances from stockholders and bank borrowings. The Company's cash flow provided by operations was $3.0 million and $13.5 million for the three months ended March 31, 1996 and 1995, respectively. Accounts receivable and partition payable increases are primarily due to growth over the prior year.

The Company's working capital was $33.3 million and $16.5 million at March 31, 1996 and 1995, respectively. The significant increase in working capital is primarily a result of the completion of the Company's initial public offering.

The Company invested $8.8 million in capital equipment during the three months ended March 31, 1996, of which $8.6 million was used for the acquisition of capital equipment and installation costs relating to the deployment of OBN.

In March 1996, the Company negotiated an unsecured, committed line of credit with PNC Bank, N.A. ("Credit Facility") under which borrowings of up to $50.0 million are available. The Company is required to pay an availability fee of $62,500 per annum, or 0.125% of the total available borrowings. Interest on borrowings is payable monthly at PNC Bank's prime rate less 0.5% or LIBOR plus 0.875%, at the Company's option. Principal is payable upon demand by PNC Bank. Under the terms of the Credit Facility, the Company must maintain certain financial covenants and adhere to certain restrictions. At March 31, 1996, the Company had no borrowings outstanding under the Credit Facility. Under the Company's prior credit facility with Midlantic Bank, N.A. ("Prior Credit Facility"), the Company could borrow up to $5.0 million. During the three months ended March 31, 1995, the greatest amount the Company borrowed was $1.3 million, which was primarily used to make advances to partitions to finance their marketing activities. At March 31, 1995, the Company had no borrowings under the Prior Credit Facility.

The Company consummated a public offering (the "1996 Offering") of 9,284,000 shares of common stock, including the underwriter's over-allotment, at a price of $17.50 per share in April and May, 1996. Of the 9,284,000 shares offered, 8,534,000 were sold by the Company and 750,000 were sold by the majority stockholder. Proceeds of the 1996 Offering to the Company, less underwriting discounts of $9,302,060, were $140,042,940. Expenses for the 1996 Offering are estimated at $850,000 resulting in net proceeds to the Company of approximately $139,192,940. The majority stockholder used a portion of his proceeds to repay his outstanding indebtedness, including interest, to the Company.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


The Company intends to use the proceeds from the 1996 Offering to fund the following: (i) advances to new partitions to enable such partitions to pay outstanding balances due to their existing long distance providers in order for such new partitions to move their end users to the Company's service and in continued advances to existing partitions to support their marketing efforts;
(ii) procurement of additional hardware and software to enhance OBN and additional costs of conversion to OBN; (iii) equipment necessary for the initial development and implementation of the Company's CTP services; (iv) expenses of initiating and providing direct marketing activities; and (v) general corporate purposes and possible future acquisitions.

The Company has entered into an agreement to purchase a new headquarters building in New Hope, Pennsylvania for approximately $1.5 million which it expects to consummate in June 1996.

The Company does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of partitions and end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

The Company believes that its current cash position, the Credit Facility and the cash flow expected to be generated from operations, will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               None

Item 2.        Changes in Securities


               (a) On April 15, 1996 the stockholders of the Company at the Company's Annual Meeting of Stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation ("Certificate of Incorporation") to increase to 100,000,000 the authorized shares of the Company's $0.01 par value Common Stock ("Common Stock").

                     The Company's authorized capital stock prior to the Amendment consisted of 30,000,000 shares of Common Stock. The Amendment made no change to the 5,000,000 authorized shares of undesignated preferred stock, $.01 par value.

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     Exhibit 11        Computation of Net Income Per Share

                     Exhibit 27        Financial Data Schedule

               (b)   Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 1996          TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



                            By: /s/ Daniel Borislow
                                -----------------------------------------------
                                Daniel Borislow
                                Chairman of the Board,
                                Chief Executive Officer and Director


                            By: /s/ Joseph A. Schenk
                                -----------------------------------------------
                                Joseph A. Schenk
                                Chief Financial Officer, Treasurer and Director


                            By: /s/ Kevin R. Kelly
                                -----------------------------------------------
                                Kevin R. Kelly
                                Controller