Form 10-Q
period 1996-06-30
TEL SAVE HOLDINGS INC
filed 1996-08-14
CIK 948545

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0 - 26728

                             Tel-Save Holdings, Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
              ---------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   23-2827736
              ---------------------------------------------------
                      (I.R.S. Employer Identification No.)


                       6805 Route 202, New Hope, Pa. 18938
              ---------------------------------------------------
               (Address of principal executive offices - Zip code)


     Registrant's telephone number, including area code: 215 - 862 - 1500


                     22 Village Square, New Hope, Pa. 18938
              ---------------------------------------------------
     Former name, former address and former fiscal year, if changes since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                     ---         ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

                                Yes         No
                                     ---         ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 29,049,000 shares outstanding as of August 14, 1996.

                             TEL-SAVE HOLDINGS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1996

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of June 30, 1996
               and December 31, 1995                                          3

             Consolidated Statements of Income for the three
               and six months ended June 30, 1996 and 1995                    4

             Consolidated Statement of Stockholders' Equity for the
               six months ended June 30, 1996                                 5

             Consolidated Statements of Cash Flows for the six
               months ended June 30, 1996 and 1995                            6

             Notes to Consolidated Financial Statements                       7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       9

PART II - OTHER INFORMATION

           Items 1 - 6                                                       15

           Signatures                                                        17

PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                                            TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except for share data)


                                                                                  June 30,            December 31,
                                                                                    1996                  1995
- ------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Assets:
Current:
   Cash and cash equivalents                                                     $  9,422                $41,211
   Marketable securities                                                          164,464                      -
   Accounts receivable, trade net of allowance for
      uncollectible accounts of $892 and $804, respectively                        19,719                 19,088
   Advances to partitions and note receivables                                      6,649                  3,563
   Due from broker                                                                  2,211                  1,100
   Prepaid  expenses and other current assets                                       4,482                    194
- ------------------------------------------------------------------------------------------------------------------
        Total current assets                                                      206,947                 65,156
Property and equipment, net of accumulated depreciation of
   $336 and $250, respectively                                                     20,493                  2,667
Intangibles, net of accumulated amortization of $2,623 and
   $1,574, respectively                                                             2,314                  1,490
Note receivable from stockholder                                                        -                  2,075
Other assets                                                                        1,149                      -
- ------------------------------------------------------------------------------------------------------------------
        Total assets                                                             $230,903                $71,388
==================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses:
   Trade and other                                                               $ 18,833                $12,622
   Partitions                                                                       5,603                  3,047
   Sales and excise taxes payable                                                   1,058                  1,406
   Other                                                                            1,076                    514
Securities sold short, at cost to purchase                                          2,211                  1,100
Income taxes payable                                                                    -                  2,375
Note payable to stockholder - current                                                   -                  5,921
- ------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                  28,781                 26,985
Deferred credits                                                                       40                    280
Deferred income taxes payable                                                       2,731                  2,809
- ------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                          31,552                 30,074
- ------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; no shares outstanding                                                 -                      -
   Common stock - $.01 stated value, 100,000,000
      authorized; 29,049,000 and 19,500,000 issued and
      outstanding, respectively                                                       290                    195
   Additional paid-in capital                                                     187,752                 37,245
   Retained earnings                                                               11,309                  3,874
- ------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                199,351                 41,314
- ------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                               $230,903                $71,388
==================================================================================================================

                                                       See accompanying notes to consolidated financial statements.


                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except for per share data)

                                                For the Three Months        For the Six Months
                                                   Ended June 30,              Ended June 30,
                                                   --------------              --------------

                                                 1996         1995           1996          1995
- -----------------------------------------------------------------------------------------------
Sales                                         $57,015      $44,728       $108,080       $81,345
Cost of sales                                  49,628       38,615         93,861        69,858
- -----------------------------------------------------------------------------------------------
Gross profit                                    7,387        6,113         14,219        11,487
Selling, general and
   administrative                               2,505        1,258          4,792         2,419
- -----------------------------------------------------------------------------------------------
Operating income                                4,882        4,855          9,427         9,068
Other income, net                               1,634         (27)          2,507            19
- -----------------------------------------------------------------------------------------------
Income before provision for
   income taxes                                 6,516        4,828         11,934         9,087
Provision for income taxes                      2,458            -          4,499             -
- -----------------------------------------------------------------------------------------------
Net income                                    $ 4,058     $  4,828      $   7,435      $  9,087
===============================================================================================
Pro forma:
   Income before provision for
      income taxes                                        $  4,828                     $  9,087
   Pro forma provision for
      income taxes                                           1,931                        3,635
- -----------------------------------------------------------------------------------------------
Pro forma net income                                      $  2,897                     $  5,452
===============================================================================================
Net income per share -
   Primary                                   $    .14    $     .19    $       .30     $     .35
===============================================================================================
Weighted average common
   and common equivalent
   shares outstanding - Primary                29,383       15,406         25,025        15,416
===============================================================================================
Net income per share - Fully
   Diluted                                   $    .14    $     .19    $       .28     $     .35
===============================================================================================
Weighted average common
   and common equivalent
   shares outstanding - Fully
   Diluted                                     29,932       15,416         26,517        15,416
===============================================================================================
                                    See accompanying notes to consolidated financial statements.


                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)
                                 (In thousands)


                                       Common Stock       Additional
                                   --------------------    Paid-in     Retained
                                    Shares    Amount       Capital     Earnings       Total
- ---------------------------------------------------------------------------------------------
Balance, January 1, 1996            19,500      $195    $  37,245     $  3,874      $  41,314
Net income                               -         -            -        7,435          7,435
Issuance of warrants to
 partitions                              -         -        1,077            -          1,077
Sale of common stock                 8,534        85      138,984            -        139,069
Exercise of common stock
 options                             1,015        10        4,461            -          4,471
Income tax benefit related to
 exercise of common stock
 options                                 -         -        5,985            -          5,985
- ---------------------------------------------------------------------------------------------
Balance, June 30, 1996              29,049      $290     $187,752      $11,309       $199,351
=============================================================================================

                                   See accompanying notes to consolidated financial statements.


                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                                        --------------
                                                                                 1996                        1995
- ------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                  $  7,435                    $  9,087
Adjustment to reconcile net income to net cash provided
   by (used in) operating activities:
   Unrealized loss on securities sold short and marketable
   securities                                                                    216                         230
   Provision for bad debts                                                        11                         (45)
   Depreciation and amortization                                               1,135                         463
   Deferred credits                                                             (240)                        (240)
   (Increase) decrease in:
      Accounts receivable - trade                                               (719)                      (3,889)
      Advances to partitions and note receivables                             (3,086)                      (2,313)
      Prepaid expenses and other current assets                               (1,430)                       1,389
      Other assets                                                            (1,149)                           -
   Increase (decrease) in:
      Accounts and partition payables and accrued expenses                     9,058                       15,908
      Income taxes payable                                                       673                            -
- ------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                             11,904                       20,590
- ------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of intangibles                                                   (796)                        (350)
   Capital expenditures                                                      (17,911)                         (96)
   Securities sold short                                                         895                        1,360
   Due from broker                                                            (1,111)                      (1,460)
   Loans to stockholder                                                       (3,034)                           -
   Repayments of stockholder loans                                             5,109                            -
   Purchase of marketable securities                                        (164,464)                      (1,324)
- ------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                               (181,312)                      (1,870)
- ------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from loan transactions                                                 -                        1,300
   Payments of loan transactions                                                   -                       (1,300)
   Payments to related parties                                                     -                       (9,141)
   Payment of note payable to stockholder                                     (5,921)                           -
   Proceeds from sale of common stock                                        139,069                            -
   Proceeds from exercise of common stock options                              4,471                            -
   Deferred offering costs                                                         -                         (500)
- ------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                  137,619                       (9,641)
- ------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (31,789)                       9,079
Cash and cash equivalents, at beginning of period                             41,211                           11
- ------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                 $  9,422                    $   9,090
==================================================================================================================

                                                       See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation                The  consolidated  financial  statements
                                        include   the   accounts   of   Tel-Save
                                        Holdings,  Inc. and its two wholly-owned
                                        subsidiaries,   Tel-Save,  Inc.  and  TS
                                        Investment  Corporation,  and have  been
                                        prepared as if the entities had operated
                                        as a  single  consolidated  group  since
                                        their respective dates of incorporation.
                                        All     intercompany     balances    and
                                        transactions have been eliminated.

                                        The  consolidated  financial  statements
                                        and related notes thereto as of June 30,
                                        1996 and for the  three  and six  months
                                        ended   June  30,   1996  and  1995  are
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


3. Income Taxes                         On June 1, 1991,  the Company,  with the
                                        consent of its stockholders, elected to be taxed as an S Corporation. As a result of the election, all earnings of the Company were taxed directly to the stockholders. On September 19, 1995, the
                                        Company terminated its S Corporation status. Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C Corporation under the Internal Revenue
                                        Code for the three and six months  ended
                                        June 30, 1995.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)






4. 1996 Public Offering                 The   Company   consummated   a   public
                                        offering   (the  "1996   Offering")   of
                                        9,284,000   shares  of   common   stock,
                                        including       the        underwriter's
                                        over-allotment, at a price of $17.50 per
                                        share in April  and  May,  1996.  Of the
                                        9,284,000 shares offered, 8,534,000 were
                                        sold by the  Company  and  750,000  were
                                        sold   by  the   majority   stockholder.
                                        Proceeds  of the  1996  Offering  to the
                                        Company, less underwriting  discounts of
                                        $9,302,060, were $140,042,940.  Expenses
                                        for the 1996 Offering were approximately
                                        $974,000  resulting  in net  proceeds to
                                        the     Company     of     approximately
                                        $139,069,000. The majority stockholder used a portion of his proceeds to repay his outstanding indebtedness, including interest, to the Company.

5. Marketable Securities                Marketable  securities  consist  of U.S.
                                        government  issues  and  are  stated  at
                                        cost, which approximates fair value. The
                                        fair  values  are  estimated   based  on
                                        quoted market prices.

6. Exercise of Stock                    In  June   1996,   certain   options  to
   Options                              purchase shares of the Company's  common
                                        stock  were  exercised  and the  Company
                                        received net  proceeds of  approximately
                                        $4.5 million.  The tax benefit  realized
                                        from the  exercise of stock  options was
                                        approximately   $6.0   million   and  is
                                        reflected as an adjustment to additional paid-in capital and taxes payable.

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

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



Results of Operations

The following tables sets forth for the periods indicated certain financial data as a percentage of sales:



                                                                         Percentage of Sales
                                                 --------------------------------------------------------------------
                                                  For the Three Months Ended              For the Six Months Ended
                                                           June 30,                               June 30,
                                                 --------------------------------------------------------------------
                                                    1996              1995(A)              1996               1995(A)
- ---------------------------------------------------------------------------------------------------------------------
Sales                                               100.0%             100.0%              100.0%               100.0%
Cost of sales                                        87.0               86.3                86.8                 85.9
                                                    -----              -----               -----                -----
Gross profit                                         13.0               13.7                13.2                 14.1

Selling, general and administrative                   4.4                2.8                 4.5                  3.0
                                                    -----              -----               -----                -----
Operating income                                      8.6               10.9                 8.7                 11.1
Other income, net                                     2.8               (0.1)                2.3                  0.1
                                                    -----             ------               -----                -----
Income before provision for
   income taxes                                      11.4               10.8                11.0                 11.2
Provision for income taxes                            4.3                4.3                 4.1                  4.5
                                                    -----              -----               -----                -----
Net income                                            7.1%               6.5%                6.9%                 6.7%
=====================================================================================================================

(A) Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C corporation (the Company's current tax status) for the three and six months ended June 30, 1995. Prior to September 20, 1995, the Company was an S corporation with all earnings taxed directly to its shareholders.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



                      Three Months Ended June 30, 1996 to the Three Months Ended June 30, 1995

                      Sales. Sales increased by 27.5% to $57.0 million in the second quarter of 1996 from $44.7 million in the second quarter of 1995. The increase in sales related primarily to the continued expansion of the Company's distribution network of partitions, as well as increases in the number of orders submitted by the Company's existing partitions. In addition, significant marketing efforts focused on inbound 800 service resulted in sales of $18.1 million for the three month period ended June 30, 1996 versus $11.4 million for the three month period ended June 30, 1995.

                      Cost of Sales. The Company's costs of sales increased by 28.5% to $49.6 million in the second quarter of 1996 from $38.6 million in the second quarter of 1995. The increase in cost of sales resulted primarily from the increase in sales of AT&T-SDN and inbound 800 services and the initiation of direct marketing activities in 1996.

                      Gross Margin. Gross margin decreased to 13.0% in the second quarter of 1996 from 13.7% during the second quarter of 1995. The decrease in gross margin was attributable primarily to higher volume discounts to certain partitions.

                      Selling, general and administrative expenses. Selling, general and administrative expenses increased by 99.3% to $2.5 million in the second quarter of 1996 from $1.3 million in the second quarter of 1995. The increase in selling, general and administrative expenses was due primarily to the costs (including bonus plan accruals) associated with hiring additional management personnel to support the Company's continuing growth, and increased fees for professional services.

                      Provision for income taxes. The Company's effective tax rate declined to 37.7% for the three months ended June 30, 1996 from the pro forma effective tax rate of 40.0% for the three months ended June 30, 1995 due to an anticipated lower effective state tax rate in 1996.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



                      Six Months Ended June 30, 1996 to the Six Months Ended June 30, 1995

                      Sales. Sales increased by 32.9% to $108.1 million in the first six months of 1996 from $81.3 million in the first six months of 1995. The increase in sales related primarily to the continued expansion of the Company's distribution network of partitions, as well as increases in the number of orders submitted by the Company's existing partitions. In addition, significant marketing efforts focused on inbound 800 service resulted in sales of $36.2 million for the six month period ended June 30, 1996 versus $21.1 million for the six month period ended June 30, 1995.

                      Cost of Sales. The Company's costs of sales increased by 34.4% to $93.9 million in the first six months of 1996 from $69.9 million in the first six months of 1995. The increase in cost of sales resulted primarily from the increase in sales of AT&T-SDN and inbound 800 services and the initiation of direct marketing activities in 1996.

                      Gross Margin. Gross margin decreased to 13.2% in the first six months of 1996 from 14.1% during the first six months of 1995. The decrease in gross margin was attributable
                      primarily   to  higher   volume   discounts   to   certain
                      partitions.

                      Selling, general and administrative expenses. Selling, general and administrative expenses increased by 98.1% to $4.8 million in the first six months of 1996 from $2.4 million in the first six months of 1995. The increase in selling, general and administrative expenses was due primarily to the costs (including bonus plan accruals) associated with hiring additional management personnel to support the Company's continuing growth, and increased fees for professional services.

                      Provision for income taxes. The Company's effective tax rate declined to 37.7% for the six months ended June 30, 1996 from the pro forma effective tax rate of 40.0% for the six months ended June 30, 1995 due to an anticipated lower effective state tax rate in 1996.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



                      Liquidity and Capital Resources

                      The Company consummated its initial public offering of 5,175,000 shares of Common Stock in September and October of 1995. The Company received net proceeds from such offering of $42.8 million, of which $4.5 million was used to pay the minority stockholder. The Company consummated a public offering of 8,534,000 shares of Common Stock in April and May, 1996. The Company received net proceeds from such offering of approximately $139.1 million. In addition, in June 1996, certain options to purchase shares of the Company's Common Stock were exercised and the
                      Company received net proceeds of approximately $4.5 million. The tax benefit realized from the exercise of stock options was approximately $6.0 million and is reflected as an adjustment to additional paid-in capital and taxes payable. As of June 30, 1996, the Company had cash, cash equivalents and marketable securities of approximately $173.9 million. Marketable securities consist of U.S. government issues and are stated at cost, which approximates fair value.

                      Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, advances from stockholders and bank borrowings. The Company's cash flow provided by operations was $11.9 million and $20.5 million for the six months ended June 30, 1996 and 1995, respectively. Accounts receivable and partition payable increases are primarily due to growth over the prior year.

                      The Company's working capital was $178.2 million and $20.6 million at June 30, 1996 and 1995, respectively. The significant increase in working capital is primarily a result of the completion of the Company's two public offerings.

                      The Company invested $17.9 million in capital equipment during the six months ended June 30, 1996, of which $16.0 million was used for the acquisition of capital equipment and installation costs relating to the deployment of OBN. In June 1996, the Company purchased a new headquarters building in New Hope, Pennsylvania for approximately $1.5 million.

                      In  March  1996,  the  Company  negotiated  an  unsecured, committed line of credit with PNC Bank, N.A. ("Credit Facility") under which borrowings of up to $50.0 million are available. The Company is required to pay an availability fee of $62,500 per annum, or 0.125% of the total available borrowings. Interest on borrowings is payable monthly at PNC Bank's prime rate less 0.5% or LIBOR plus 0.875%, at the Company's option. Principal is payable upon demand by PNC Bank. Under the terms of the Credit Facility, the Company must maintain certain financial covenants and adhere to certain restrictions. At June 30, 1996, the Company had no borrowings outstanding under the Credit Facility. Under the Company's prior credit facility with Midlantic Bank, N.A. ("Prior Credit Facility"), the Company could borrow up to $5.0 million. During the six months ended June 30, 1995, the greatest amount the Company borrowed was $1.3 million, which was primarily used to make advances to partitions to finance their marketing activities. At June 30, 1995, the Company had no borrowings under the Prior Credit Facility.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



                      The Company has used a portion of the proceeds from the 1996 Offering to fund the following: (i) advances to new and existing partitions to support their marketing efforts; (ii) procurement of additional hardware and software for OBN; (iii) expenses of direct marketing activities; and (iv) the purchase of a new headquarters building in New Hope, Pennsylvania for approximately $1.5 million. The Company intends to use the remaining proceeds: (i) to further fund new and existing partitions;
                      (ii) expand its direct marketing efforts, including the purchase and build out of a direct marketing center in Clearwater, Florida; and, (iii) to take advantage of other growth opportunities, including but not limited to, possible future acquisitions and the initiation and development of CTP services.

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

                      The Company believes that its current cash position, marketable securities, the Credit Facility and the cash flow expected to be generated from operations, will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings
               -----------------

               None

Item 2.        Changes in Securities
               ---------------------


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

Item 3.        Defaults Upon Senior Securities
               -------------------------------

               None

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               (a) The Company's Annual Meeting of Stockholders was held on April 15, 1996 ("Annual Meeting");

               (b)   Not applicable;

               (c) At the Annual Meeting, the stockholders of the Company considered and approved the following proposal:

                     (i) Election of Directors. The following sets forth the nominees who were elected directors of the Company for the term expiring in the year indicated as well as the number of votes casts for, against or withheld:

                                                                                                   Votes
                                                                                                   -----
                     Term (year expires)           Name                   For             Against           Withheld
                     -------------------------------------------------------------------------------------------------
                     1999                    Emanuel J. DeMaio         14,552,290             0                  0
                     1999                    Joseph A. Schenk          14,552,290             0                  0
                     1997                    Harold First              14,552,290             0                  0
                     1998                    Ronald R. Thoma           14,552,290             0                  0

                     (ii) At the Annual Meeting the stockholders approved a proposal to amend the 1995 Employee Stock Option Plan ("Plan") to increase the number of shares of Common Stock subject to the Plan from 975,000 to 2,500,000. This proposal received 14,552,290 votes in favor, no votes in opposition and 0 votes abstained from such matter.

                             TEL-SAVE HOLDINGS, INC.
                                AND SUBSIDIARIES


                     (iii) At the Annual Meeting, the stockholders approved a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock that may be issued by the Company from 30,000,000 to 100,000,000. This proposal received 14,432,440 votes in favor, 119,850 votes opposed such proposal and 0 votes abstained from such matter.


Item 5.       Other Information
              -----------------

              None

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)    Exhibits
                     --------

                     Exhibit 11        Computation of Net Income Per Share

              (b)    Reports on Form 8-K
                     -------------------

                     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1996        TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



                             By: /s/ Daniel Borislow
                                -----------------------------------------------
                                Daniel Borislow
                                Chairman of the Board,
                                Chief Executive Officer and Director


                             By: /s/ Joseph A. Schenk
                                 ----------------------------------------------
                                 Joseph A. Schenk
                                 Chief Financial Officer, Treasurer and Director


                             By: /s/ Kevin R. Kelly
                                 ----------------------------------------------
                                 Kevin R. Kelly
                                 Controller