Form 10-Q
period 1996-09-30
TEL SAVE HOLDINGS INC
filed 1996-11-07
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission file number 0 - 26728

                             Tel-Save Holdings, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   23-2827736
                       ----------------------------------
                      (I.R.S. Employer Identification No.)


                       6805 Route 202, New Hope, Pa. 18938
                -------------------------------------------------
               (Address of principal executive offices - Zip code)


      Registrant's telephone number, including area code: 215 - 862 - 1500


    -------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changes since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes   X    No
                                                     ---       ---

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

Common Stock, $.01 par value, 29,917,446 shares outstanding as of November 7, 1996.

                             TEL-SAVE HOLDINGS, INC.
                                    FORM 10-Q
                               September 30, 1996

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets as of September 30, 1996
               and December 31, 1995                                          3

             Consolidated Statements of Income for the three
               and nine months ended September 30, 1996 and 1995              4

             Consolidated Statement of Stockholders' Equity for the
               nine months ended September 30, 1996                           5

             Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1996 and 1995                       6

             Notes to Consolidated Financial Statements                       7

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9

PART II - OTHER INFORMATION

  Items 1 - 6                                                                17

  Signatures                                                                 18

PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                    1996              1995
---------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
ASSETS:
CURRENT:
   Cash and cash equivalents                                                     $160,226            $41,211
   Marketable securities                                                           12,737                  -
   Accounts receivable, trade net of allowance for uncollect
      ible accounts of $931 and $804, respectively                                 21,952             19,088
   Advances to partitions and note receivables                                     14,833              3,563
   Due from broker                                                                      -              1,100
   Prepaid  expenses and other current assets                                       2,389                194
--------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                      212,137             65,156
Property and equipment, net of accumulated depreciation of
   $398 and $250, respectively                                                     22,527              2,667
Intangibles, net of accumulated amortization of $3,159 and
   $1,574, respectively                                                             2,793              1,490
Note receivable from stockholder                                                        -              2,075
Other assets                                                                        1,921                  -
--------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                             $239,378            $71,388
==============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses:
   Trade and other                                                               $ 19,296            $12,622
   Partitions                                                                       4,740              3,047
   Sales and excise taxes payable                                                   1,211              1,406
   Other                                                                              996                514
Securities sold short, at cost to purchase                                              -              1,100
Income taxes payable                                                                2,340              2,375
Note payable to stockholder - current                                                   -              5,921
--------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                  28,583             26,985
Deferred credits                                                                      400                280
Deferred income taxes payable                                                       2,599              2,809
--------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                          31,582             30,074
--------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares autho
      rized; no shares outstanding                                                      -                  -
   Common stock - $.01 stated value, 100,000,000 autho
      rized; 29,049,000 and 19,500,000 issued and outstand
      ing, respectively                                                               290                195
   Additional paid-in capital                                                     187,710             37,245
   Retained earnings                                                               18,341              3,874
   Unrealized gain on marketable securities                                         1,455                  -
--------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                207,796             41,314
--------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $239,378            $71,388
==============================================================================================================

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                              FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                        -------------------------------          ------------------------------
                                                            1996                  1995               1996                1995
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                    $60,079               $48,366           $168,159            $129,711
Cost of sales                                             51,756                42,696            145,617             112,555
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                                               8,323                 5,670             22,542              17,156
Selling, general and adminis
   trative                                                 2,452                 1,662              7,244               4,080
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                           5,871                 4,008             15,298              13,076
Other income, net                                          5,416                   191              7,923                 210
-------------------------------------------------------------------------------------------------------------------------------
Income before provision for
   income taxes                                           11,287                 4,199             23,221              13,286
Provision for income taxes                                 4,255                 7,145              8,754               7,145
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $ 7,032             $ (2,946)           $ 14,467          $    6,141
===============================================================================================================================
PRO FORMA:
   Income before provision for
      income taxes                                                            $  4,199                              $  13,286
   Pro forma provision for in
      come taxes                                                                 1,680                                  5,314
-------------------------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                                                          $  2,519                                $ 7,972
===============================================================================================================================
NET INCOME PER SHARE -
   PRIMARY                                              $    .22             $     .16        $       .53           $     .51
================================================================================================================================
WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING - PRIMARY                           31,699                15,928             27,269              15,567
===============================================================================================================================
NET INCOME PER SHARE - FULLY
   DILUTED                                              $    .22             $     .16        $       .52           $     .51
===============================================================================================================================
WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING - FULLY
   DILUTED                                                32,370                15,937             28,089              15,581
================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)
                                 (In thousands)




                                                Common Stock                                      Unrealized
                                            ----------------------- Additional                      Gain on
                                                                      Paid-in         Retained     Marketable
                                              Shares        Amount    Capital         Earnings     Securities              Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                      19,500          $195      $  37,245      $ 3,874          $       -      $  41,314
Net income                                         -             -              -       14,467                  -         14,467
Issuance of warrants to partitions                 -             -          1,077            -                  -          1,077
Sale of common stock                           8,534            85        138,984            -                  -        139,069
Exercise of common stock options               1,015            10          4,461            -                  -          4,471
Income tax benefit related to  exercise of
common stock options                               -             -          5,943            -                  -          5,943
Unrealized gain on marketable securities           -             -              -            -              1,455          1,455
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                   29,049          $290       $187,710      $18,341             $1,455       $207,796
================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                      For the Nine Months
                                                                                                      Ended September 30,
                                                                                               ------------------------------
                                                                                                    1996                1995
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                       $14,467              $6,141
Adjustment to reconcile net income to net cash provided
   by (used in) operating activities:
   Unrealized loss (gain) on securities sold short and mar
   ketable securities                                                                                  2                (149)
   Provision for bad debts                                                                            23                 (18)
   Depreciation and amortization                                                                   1,733                 769
   Deferred credits                                                                                  120                 120
   (Increase) decrease in:
      Accounts receivable - trade                                                                 (2,991)             (5,804)
      Advances to partitions and note receivables                                                (11,270)               (996)
      Prepaid expenses and other current assets                                                   (2,195)              1,432
      Other assets                                                                                (1,921)                  -
   Increase (decrease) in:
      Accounts and partition payables and accrued expenses                                         8,757               6,605
      Income taxes payable                                                                         4,914               7,146
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                 11,639              15,246
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of intangibles                                                                     (1,811)               (457)
   Capital expenditures                                                                          (20,006)               (939)
   Securities sold short                                                                          (1,100)                749
   Due from broker                                                                                 1,100                (600)
   Loans to stockholder                                                                           (3,034)                  -
   Repayments of stockholder loans                                                                 5,109                   -
   Purchase of marketable securities                                                             (10,501)                  -
----------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                    (30,243)             (1,247)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Payments to related parties                                                                         -              (1,725)
   Loans to stockholder                                                                           (5,921)             (1,042)
   Proceeds from sale of common stock                                                            139,069              37,061
   Proceeds from exercise of common stock options                                                  4,471                   -
   Distribution to stockholders                                                                        -             (13,200)
   Stock redemption                                                                                    -              (4,500)
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                                137,619              16,594
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                        119,015              30,593
Cash and cash equivalents, at beginning of period                                                 41,211                  11
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                                     $160,226             $30,604
============================================================================================================================


                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       1.Basis of Presentation                 The consolidated financial statements include the accounts of Tel-
                                               Save Holdings, Inc. and its two wholly-owned subsidiaries, Tel-Save,
                                               Inc. and TS Investment Corporation, and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation.  All intercompany balances and transactions have been eliminated.

                                               The consolidated financial statements and related notes thereto as of
                                               September 30, 1996 and for the three and nine months ended
                                               September 30, 1996 and 1995 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1995 was derived from the audited financial statements included in the Company's Form 10-K.  These interim financial statements should be read in conjunction with that report.  The interim results are not necessarily indicative of the results for any future periods.


       2.Stock Split                           On February 16, 1996, the Company's Board of Directors approved a three-for-two split of the common stock in the form of a 50% stock dividend. The additional shares resulting from the stock split were distributed on March 15, 1996, to all stockholders of record at the close of business on February 29, 1996.  The consolidated balance sheet as of December 31, 1995 reflects the recording of the stock split as if it had occurred on December 31, 1995.  Further, all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts, warrant and stock option data have been restated for all periods to reflect the stock split.


       3.Income Taxes                          On June 1, 1991, the Company, with the consent of its stockholders, elected to be taxed as an S Corporation.  As a result of the election, all earnings of the Company were taxed directly to the stockholders.
                                               On September 19, 1995, the Company terminated its S Corporation status.  Pro forma tax provisions have been calculated as if the
                                               Company's results of operations were taxable as a C Corporation under the Internal Revenue Code for the three and nine months ended
                                               September 30, 1995.












                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       4.Marketable Securities                  Marketable securities as of September 30, 1996 consist primarily of equity securities classified as available-for-sale.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a component of stockholders' equity.  Realized gains and losses are determined on the basis of the specific securities sold.

       5.Other Income                           Other income was $5.4 million in the third quarter of 1996 versus
                                                $191,000 for the third quarter of 1995.  Other income for the quarter includes two nonrecurring gains:  a $1.4 million gain on the sale of securities of another long distance company and a $1.5 million gain on the sale of short term U.S. Treasury securities.  The remainder of other income consists primarily of interest income earned on the Company's cash balances resulting primarily from the unapplied proceeds of the
                                                Company's public offering in April 1996 and excess cash from operations.


                                       -8-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          INTRODUCTION

          The Company was founded in 1989 as a switchless reseller of AT&T long distance services to small and medium-sized businesses. The Company is in the process of completing the deployment of its own nationwide long distance network, One Better Net ("OBN").

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

          In October 1996, the Company subscribed to a new AT&T contract tariff, which permits the Company to continue to resell AT&T long distance services, including AT&T-SDN service, through mid-1998. The new AT&T contract tariff also includes other AT&T services (such as international long distance, inbound and outbound services) that will be used in the Company's new nationwide long distance network, OBN. The rates that the Company will pay under the new AT&T contract tariff are more favorable to the Company than under previous tariffs. During its term, the new AT&T contract tariff will enable the Company to minimize possible attrition that might result from moving existing end users from the AT&T network to OBN. The new AT&T contact tariff also permits a more gradual introduction of OBN, which should reduce the expense of providing the capacity required in a more rapid phase-in of OBN and lessen the impact of any technical difficulties during the phase-in of OBN. The more gradual introduction of OBN, however, will postpone the Company's realization of the anticipated benefit of the more favorable margins for OBN service, and the new AT&T contract tariff requires the Company to commit to purchase $240 million of service from A&T over the next 4 years. This commitment is larger than any previous commitment that the Company has made, but the Company believes that it can be met based on its current purchases of long distance service from AT&T of approximately $10 million per month. Further, the Company can terminate the new contract tariff without liability to AT&T at the end of the first 18 months if the Company has purchased $90 million in services from AT&T under the new contract tariff. The Company can also terminate the new contract tariff without liability to AT&T in the first 18 months if the Company and AT&T enter into a new contract tariff or another contract with a revenue commitment of at least $5 million per month and a term of at least the difference between 18 months and the number of months that the Company subscribed to the contract tariff, provided that the Company must purchase or pay for AT&T services under the contract tariff of at least $5 million per month for the months prior to such termination.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



          The Company is continuing the deployment of OBN, which features five Company-owned, AT&T (now Lucent Technologies, Inc., hereinafter "Lucent") manufactured 5ESS-2000 switches connected by AT&T digital transmission facilities. Installation of the transmission facilities and the five switches -- in Jacksonville, New York City, Chicago, Dallas and San Francisco -- is substantially complete, and testing of the network is being performed by the Company and the local exchange carriers ("LECs") whose local networks interconnect with the Company's long distance network. The Company is now in the process of activating access to the local areas that will be served by each switch, and has begun placing end users on OBN through the Jacksonville switch. OBN includes echo cancellation equipment purchased from Lucent. The Company expects OBN to become functional over the next three months.

          The Company believes that gross margins for OBN long distance service will be higher than for AT&T long distance service. AT&T long distance service is "bundled," which means that the Company pays a single, all-inclusive price to AT&T for switching, transmission, and LEC access. OBN long distance service is "unbundled," which means that the Company provides its own switching, pays AT&T for transmission, and pays access fees directly to LECs. The "unbundled" charges per call on OBN are expected to be less than the "bundled" charge paid to AT&T . In addition, OBN should result in a faster and more reliable "provisioning" process, in which end users who have requested the Company's services actually begin to receive those services.

          OBN is the focus of the Company's current direct marketing efforts to end users. The Company is also encouraging OBN sales through its partitions that purchase the Company's services for resale to end users. The Company expects that by the end of the fourth quarter of 1996 a significant portion of its new end users will be provisioned to OBN.

          OBN also will provide the local service capabilities needed to support the Company's planned provision of Competitive Telecommunications Provider or "CTP" services. The Company intends to begin activities in planning and marketing CTP services, and purchasing, installing and testing the switching modules necessary to provide such services, after OBN becomes fully functional.

          In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a valuation method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the employee stock- based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted January 1, 1995. While the adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows, the implementation of this disclosure requirement could have an impact on the stock valuations of public companies with options or warrants.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



RESULTS OF OPERATIONS

The following tables sets forth for the periods indicated certain financial data as a percentage of sales:



                                                                    Percentage of Sales
                                            --------------------------------------------------------------------------
                                                 For the Three Months Ended                For the Nine Months Ended
                                                        September 30,                              September 30,
                                            --------------------------------------------------------------------------
                                                    1996              1995(A)              1996               1995(A)
                                                    ----              -------              ----               -------
----------------------------------------------------------------------------------------------------------------------
Sales                                               100.0%             100.0%              100.0%               100.0%
Cost of sales                                        86.1               88.3                86.6                 86.8
                                                  -------              -----               -----                -----
Gross profit                                         13.9               11.7                13.4                 13.2
Selling, general and administrative                   4.1                3.4                 4.3                  3.1
                                                  -------               ----               -----                -----
Operating income                                      9.8                8.3                 9.1                 10.1
Other income, net                                     9.0                0.4                 4.7                  0.1
                                                  -------               ----                ----                -----
Income before provision for
   income taxes                                      18.8                8.7                13.8                 10.2
Provision for income taxes                            7.1                3.5                 5.2                  4.0
                                                  -------               ----                ----                -----
Net income                                           11.7%               5.2%                8.6%                 6.2%
=====================================================================================================================

(A) Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C corporation (the Company's current tax status) for the three and nine months ended September 30, 1995. Prior to September 20, 1995, the Company was an S corporation with all earnings taxed directly to its shareholders.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



THREE MONTHS ENDED  SEPTEMBER  30, 1996 TO THE THREE MONTHS ENDED  SEPTEMBER 30,
1995


Sales. Sales increased by 24.2% to $60.1 million in the third quarter of 1996 from $48.4 million in the third quarter of 1995. The increase in sales related primarily to the continued expansion of the Company's distribution network of partitions, as well as increases in the number of orders submitted by the Company's existing partitions. One partition, The Furst Group, Inc. accounted for approximately 13% of the Company's sales for the third quarter of 1996 versus zero in the third quarter of 1995. In addition, significant partition marketing efforts focused on inbound 800 service resulted in sales of $22.6 million for the three month period ended September 30, 1996 versus $14.0 million for the three month period ended September 30, 1995.

Cost of Sales. The Company's costs of sales increased by 21.1% to $51.8 million in the third quarter of 1996 from $42.7 million in the third quarter of 1995. The increase in cost of sales resulted primarily from the increase in sales of AT&T- SDN and inbound 800 services and the initiation of direct marketing activities in 1996.

Gross Margin. Gross margin increased to 13.9% in the third quarter of 1996 from 11.7% during the third quarter of 1995. The increase in gross margin was due to lower network costs offset by direct marketing expenses and higher volume discounts to certain partitions.

Although, the basic rates of the three largest long distance carriers AT&T, MCI and Sprint have consistently increased over the past three years, AT&T and other carriers have announced new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can be no assurance that AT&T or other carriers will not make similar offerings available to the small to medium sized businesses that the Company serves. Although OBN is expected to make the Company more price competitive, a reduction in long distance prices still may have a material adverse impact on the Company's gross margin in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 47.5% to $2.5 million in the third quarter of 1996 from $1.7 million in the third quarter of 1995. The increase in selling, general and administrative expenses was due primarily to the costs associated with hiring additional management personnel to support the Company's continuing growth, and increased fees for professional services.

Other Income. Other income was $5.4 million in the third quarter of 1996 versus $191,000 for the third quarter of 1995. Other income for the quarter includes two nonrecurring gains : a $1.4 million gain on the sale of securities of another long distance company and a $1.5 million gain on the sale of short term U.S. Treasury securities. The remainder of other income consists primarily of interest income earned on the Company's cash balances resulting primarily from the unapplied proceeds of the Company's public offering in April 1996 and excess cash from operations.

Provision for income taxes. The Company's effective tax rate declined to 37.7% for the three months ended September 30, 1996 from the pro forma effective tax rate of 40.0% for the three months ended September 30, 1995 due to an anticipated lower effective state tax rate in 1996.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Sales. Sales increased by 29.6% to $168.2 million in the first nine months of 1996 from $129.7 million in the first nine months of 1995. The increase in sales related primarily to the continued expansion of the Company's distribution network of partitions, as well as increases in the number of orders submitted by the Company's existing partitions. In addition, significant partition marketing efforts focused on inbound 800 service resulted in sales of $58.8 million for the nine month period ended September 30, 1996 versus $35.1 million for the nine month period ended September 30, 1995.

Cost of Sales. The Company's costs of sales increased by 29.4% to $145.6 million in the first nine months of 1996 from $112.6 million in the first nine months of 1995. The increase in cost of sales resulted primarily from the increase in sales of AT&T-SDN and inbound 800 services and the initiation of direct marketing activities in 1996.

Gross Margin. Gross margin increased to 13.4% in the first nine months of 1996 from 13.2% during the first nine months of 1995. The increase in gross margin was due to lower network costs offset by direct marketing expenses and higher volume discounts to certain partitions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 77.5% to $7.2 million in the first nine months of 1996 from $4.1 million in the first nine months of 1995. The increase in selling, general and administrative expenses was due primarily to the costs (including bonus plan accruals) associated with hiring additional management personnel to support the Company's continuing growth, and increased fees for professional services.

Other Income. Other income for the first nine months of 1996 was $7.9 million versus $210,000 for the first nine months a year ago. Other income for the quarter includes two nonrecurring gains : a $1.4 million gain on the sale of securities of another long distance company and a $1.5 million gain on the sale of short term U.S. Treasury securities. The remainder of other income consists primarily of interest income earned on the Company's cash balances resulting primarily from the unapplied proceeds of the Company's public offering in April 1996 and excess cash from operations.

Provision for income taxes. The Company's effective tax rate declined to 37.7% for the nine months ended September 30, 1996 from the pro forma effective tax rate of 40.0% for the nine months ended September 30, 1995 due to an anticipated lower effective state tax rate in 1996.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



LIQUIDITY  AND CAPITAL  RESOURCES

The Company consummated its initial public offering of 5,175,000 shares of Common Stock in September and October of 1995. The Company received net proceeds from such offering of $42.8 million, of which $4.5 million was used to pay the minority stockholder. The Company consummated a public offering of 8,534,000 shares of Common Stock in April and May, 1996. The Company received net proceeds from such offering of approximately $139.1 million. In addition, in June 1996, certain options to purchase shares of the Company's Common Stock were exercised and the Company received net proceeds of approximately $4.5 million. The tax benefit realized from the exercise of stock options was approximately $5.9 million and is reflected as an adjustment to additional paid-in capital and taxes payable. As of September 30, 1996, the Company had cash, cash equivalents and marketable securities of approximately $173.0 million.

Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, advances from stockholders and bank borrowings. The Company's cash flow provided by operations was $11.6 million and $15.2 million for the nine months ended September 30, 1996 and 1995, respectively.

The Company's working capital was $183.6 million and $35.7 million at September 30, 1996 and 1995, respectively. The significant increase in working capital is primarily a result of the completion of the Company's public offering in April and May, 1996.

The Company invested $20.0 million in capital equipment during the nine months ended September 30, 1996, of which $16.5 million was used for the acquisition of capital equipment and installation costs relating to the deployment of OBN. In June 1996, the Company purchased a new headquarters building in New Hope, Pennsylvania for approximately $1.5 million. In July 1996, the Company also purchased a building in Clearwater, Florida which will be used for direct marketing for approximately $900,000.

In March 1996, the Company negotiated an unsecured, committed line of credit with PNC Bank, N.A. ("Credit Facility") under which borrowings of up to $50.0 million are available. The Company is required to pay an availability fee of $62,500 per annum, or 0.125% of the total available borrowings. Interest on borrowings is payable monthly at PNC Bank's prime rate less 0.5% or LIBOR plus 0.875%, at the Company's option. Principal is payable upon demand by PNC Bank. Under the terms of the Credit Facility, the Company must maintain certain financial covenants and adhere to certain restrictions. At September 30, 1996, the Company had no borrowings outstanding under the Credit Facility.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



The Company has used a portion of the proceeds from its 1996 stock offering for:
(i) advances to new and existing  partitions to support their marketing efforts,
(ii) procurement of additional hardware and software for OBN, (iii) direct marketing efforts, including the purchase of a direct marketing center in Clearwater, Florida, and (iv) the purchase of a new headquarters building in New Hope, Pennsylvania. The Company intends to use the remaining proceeds: (i) to further fund new and existing partitions, (ii) to expand direct marketing efforts, including the build out of the direct marketing center, and (iii) to take advantage of growth opportunities, including but not limited to, possible acquisitions and development of CTP Services. Excess cash is invested primarily in short term government securities and cash equivalents consisting of money market accounts with major international brokerage firms. The Company expects to spend less of the proceeds of the 1996 stock offering to start up OBN than originally planned because of the new AT&T contract tariff, which will allow the Company to avoid some of the costs associated with moving existing end users to OBN and permit the Company to phase in OBN more cost effectively by not leasing transmission facilities before traffic levels are sufficient to fill them. There can be no assurance that the Company's financial performance will meet analyst
expectations   in  the  future.

The Company does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

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

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               (a)   Not applicable;

               (b)   Not applicable;

               (c)   Not applicable.

Item 5.        Other Information

               As discussed above in Part I, Item 2, the Company has subscribed to a new contract tariff with AT&T a copy of which is filed herewith on Exhibit 10.29 and incorporated herein by reference.

Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     Exhibit 10.29    AT&T Contract Tariff No.  5776
                     Exhibit 11        Computation of Net Income Per Share

               (b)   Reports on Form 8-K


               No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 7, 1996          TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



                                By: /s/ Daniel Borislow
                                    --------------------------------
                                     Daniel Borislow
                                     Chairman of the Board,
                                     Chief Executive Officer and Director


                                By: /s/ Joseph A. Schenk
                                    --------------------------------
                                     Joseph A. Schenk
                                     Chief Financial Officer, Treasurer
                                     and Director


                                By: /s/ Kevin R. Kelly
                                    --------------------------------
                                     Kevin R. Kelly
                                     Controller