Form 10-K
period 1996-12-31
TEL SAVE HOLDINGS INC
filed 1997-03-18
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 0 - 26728

                             Tel-Save Holdings, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                        23-2827736
             --------                                        ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


                                 6805 Route 202
                          New Hope, Pennsylvania 18938
                                 (215) 862-1500
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
         None                                   Not applicable

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 13, 1997 was approximately $681,467,000 based on the average of the high and low prices of the

Common  Stock on March 13, 1997 of  $17.19   per share as reported on the Nasdaq
National Market.

         As of March 13, 1997, the Registrant had outstanding 62,887,998 shares of its Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Tel-Save Holdings, Inc. definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                             TEL-SAVE HOLDINGS, INC.
                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

ITEM                                                                        PAGE
 NO.                                                                         NO.
 ---                                                                         ---

                                     Part I

1        Business..............................................               1
2        Properties............................................               27
3        Legal Proceedings.....................................               27
4        Submission of Matters to a Vote of Security Holders...               27

                                     Part II

5        Market for the Registrant's Common Equity and
         Related Stockholder Matters...........................               29
6        Selected Financial Data...............................               30
7        Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................               31
8        Financial Statements and Supplementary Data...........               39
9        Changes in and Disagreements with Accountants on
         Accounting and Financial  Disclosure..................               57

                                    Part III

10       Directors and Executive Officers of the Registrant....               57
11       Executive Compensation................................               57
12       Security Ownership of Certain Beneficial Owners
         and Management........................................               57
13       Certain Relationships and Related Transactions........               57

                                     Part IV

14       Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...........................................               58

PART I

ITEM 1. BUSINESS

         For the definition of certain terms used in this Form 10-K, see "Glossary."

OVERVIEW

         Tel-Save Holdings, Inc. ("Company") provides long distance services primarily to small and medium-sized businesses located throughout the United States. The Company's long distance service offerings include outbound service; inbound toll-free 800 service; and dedicated private line services for data.

         Prior to the fourth quarter of 1996, the Company operated solely as a switchless, nonfacilities-based reseller of AT&T long distance services. By purchasing large usage volumes from AT&T pursuant to contract tariffs, the Company has been able to procure substantial discounts and offer low cost, high quality long distance services to its customers at rates generally more favorable than those offered directly by AT&T.

         In order to reduce its dependence on AT&T contract tariffs and increase its growth opportunities, the Company in 1996 deployed its own nationwide telecommunications network, One Better Net ("OBN"). OBN features five Company-owned, AT&T (now Lucent Technologies, Inc. hereinafter "Lucent") manufactured 5ESS-2000 switches connected with AT&T digital transmission facilities. OBN's reduced cost structure allows the Company to offer rates competitive with those of non-AT&T resellers while continuing to provide the quality of AT&T (now Lucent) manufactured switches and AT&T-provided transmission facilities and billing services. OBN allows the Company to pursue the non-AT&T based switchless resale market, which represents the majority of the switchless resale long distance market.

         The Company's strategy for expanding its business is to market services directly to business and residential end users, to continue to support existing partitions and to attract additional partitions (including those now in the non-AT&T resale market). The Company intends to attract new partitions and support existing partitions by, among other things, continuing its current practice of offering advances to new partitions to enable such partitions to pay outstanding balances due to their existing long distance providers in order for such partitions to transfer their end users to the Company's service, and to existing partitions to support their marketing efforts. The Company also intends to approach residential customers through its telemarketing operations as well as new marketing and advertising media, such as the Company's recently announced arrangement with America Online, Inc. ("AOL") pursuant to which the Company will be the exclusive provider of long distance telecommunications services to AOL subscribers.

         Tel-Save, Inc., the Company's predecessor ("Predecessor Corporation") and now its operating subsidiary, was incorporated in Pennsylvania in May 1989. The Company was incorporated in Delaware in June 1995. The address of the Company's principal executive offices is 6805 Route 202, New Hope, Pennsylvania 18938, and its telephone number is (215) 862-1500. Unless the context otherwise requires, "Company" includes the Predecessor Corporation and the Company's other subsidiaries.

DEVELOPMENT OF THE COMPANY

         The Company, originally incorporated in 1989 as Tel-Save, Inc., was formed to capitalize on the FCC mandate allowing the resale of AT&T services. The Company initially marketed AT&T's multi-location calling plan ("MLCP"), which provided incremental discounts earned by inclusion of the usage volume of diverse end user locations under a single service plan. The Company was successful in marketing MLCP, but realized that there were significant barriers to growth associated with the product, primarily the lack of reporting from AT&T, product inflexibility and the lack of control over end user accounts.

         In late 1989, the Company successfully obtained an additional AT&T service plan developed by AT&T and marketed as Software Defined Network Service ("SDN"), an AT&T product designed for larger business customers. SDN provided the Company with higher margins, network controls, advanced features and the ability to rebill its end users through AT&T and AT&T's College and University Systems ("ACUS"), thus enabling the Company to have more control over the end user account. As a result of SDN, the Company began to offer services on a wholesale basis through partitions. The Company thereby outsourced its marketing and end user service expenses to partitions, allowing it to focus on managing the AT&T relationship and to further develop its billing and information systems.

         In December 1992, the Company obtained the first contract tariff created by AT&T specifically for the Company. The contract tariff provided the Company with significant additional price advantages at stabilized rates and the ability to absorb the traffic of competitors' plans into the contract tariff. The Company subsequently obtained other contract tariffs, which also provide AT&T inbound 800 services and AT&T private line services, in order to diversify its service offerings. This in turn has further enabled the Company to increase the number of its partitions and end users.

         To date, the Company has primarily operated as a "switchless" and nonfacilities-based provider of long distance services by reselling AT&T services. The Company offers its partitions and end users nationwide access to AT&T long distance network services through contract tariffs, including outbound long distance, 800 service and private line service. Outbound long distance service accommodates voice, data and video transmissions. The Company's 800 service is currently provided by reselling AT&T's 800 Service (Readyline, Megacom 800, etc.), which is AT&T's inbound, toll-free (recipient of the call pays the charges) long distance service. The Company's private line service is currently provided by reselling AT&T Private Line Service, which includes dedicated transmission lines connecting pairs of sites.

         The Company successfully established its position as a switchless reseller of AT&T long distance services as a result of its ability to negotiate with and obtain favorable contract tariffs from AT&T, manage and distribute data, bill accurately and provide partition support. Contract tariff subscriptions do not impose restrictions on the rates the Company may charge its partitions and end users. By purchasing large usage volumes from AT&T pursuant to such contract tariffs, the Company is able to procure substantial volume discounts and offer long distance services to its partitions and end users at rates generally more favorable than those offered directly by AT&T. With its information systems, the Company is able to manage and distribute to partitions information such as data about end user usage and payment history.

         Prior to 1995, substantially all of the Company's services consisted of reselling AT&T outbound or SDN long distance services. In 1994, the Company began to offer 800 services, which accounted for 30.9% of 1995 sales, and private line service, which accounted for 10.2% of 1995 sales. The Company's 800 services and private line service accounted for 32.4% and 7.9%, respectively, of 1996 sales.

         In order to reduce its dependence on the AT&T contract tariffs and increase its growth opportunities, the Company began to develop its own network, OBN, in late 1995. In 1996, the Company deployed five 5ESS-2000 switches in Chicago, Dallas, Jacksonville, New York and San Francisco and installed new 5E11 software. The Company began testing new customer calls over its network in the third quarter of 1996. In the fourth quarter of 1996, the Company began provisioning on a test basis new customer orders on OBN. To date, the Company has provisioned approximately 50,000 end users to OBN. OBN enables the Company to offer its end users and partitions more competitive rates than in the past and to improve customer provisioning, as well as to improve reporting to existing and new partitions. Currently the Company is continuing to provision new customers on OBN while completing the final testing of OBN. The Company expects final testing of OBN to be completed in April 1997, and at that time there will be a general release of OBN. Thereafter, the Company expects to provision a large majority of its new customer orders on OBN.

STRATEGY

         The Company has historically expanded its business primarily through the addition of partitions and by providing new and existing partitions with operational, financing, marketing and management support. The Company's strategy for future business growth is to market its services directly to business end users, broaden the Company's target market to include residential customers, continue to support existing partitions, attract additional partitions and introduce new services.

          Increase Direct Marketing Efforts. By marketing its services directly to end users, the Company expects to increase its profit margins by taking advantage of the difference between the reduced costs of offering services on OBN and the rates charged directly to end users.

          Broaden Target Market to Include Residential Customers. The Company intends to expand its service offerings to attract the residential segment of the long distance market. New services may include new features relating to customers reporting and billing as well as improved rates. The Company will use direct marketing and new marketing and advertising media, such as online services, to attract the end users in this customer segment. Recently, the Company announced its arrangement with AOL pursuant to which the Company will be the exclusive provider of long distance telecommunications services to AOL's subscribers. See "SALES AND MARKETING -- Residential."

          Provide Operational, Financing, Marketing and Management Support to Partitions. The Company will continue to sell its services through partitions. To do so, the Company will continue to provide existing and new partitions with low rates and operational, marketing and management support. The operational, marketing and management support includes financing, training in customer service and use of the data base, collection services, lists of prospective end users and a business management system designed and developed by the Company exclusively for its use and its partitions' use.

         The Company's basic strategy for business growth is based on the deployment of OBN. OBN is expected to lower the Company's costs, to maintain its access to AT&T services and AT&T (now Lucent) equipment, to improve provisioning of new accounts, and to provide a network that can be expanded to add new products and services.

         Provide Low Cost, High Quality Alternative to Other Carriers. The Company's deployment of OBN will reduce its costs and allow it to offer pricing to its partitions and end users competitive with or below that typically offered by major long distance carriers and their resellers. OBN's cost structure is expected to allow the Company to expand its target market beyond the current AT&T resale market to include the balance of the switchless long distance market (i.e., the non-AT&T long distance resale market), which currently represents the majority of the long distance resale market. The Company also intends to market to AT&T's end users, as well as other end users including residential and larger commercial accounts.

         Emphasize Quality and Functionality of AT&T (now Lucent) Manufactured Switches, and AT&T-Provided Transmission Facilities and Billing. The Company offers products and services on OBN similar to those that it offers as a switchless reseller of AT&T services. OBN has been built using AT&T (now Lucent) manufactured switches in conjunction with leased AT&T transmission facilities. The 5ESS-2000 switch is generally considered the most reliable switch in the telecommunications industry. In addition to offering services using AT&T as the underlying facilities-based carrier, the Company will continue to use the billing services of AT&T and ACUS.

         Improve Provisioning of End User Accounts. OBN allows the Company to establish service directly for or activate end user accounts. The Company will provide new end user account data directly to the local exchange carrier ("LEC"), which will then change the end user account to the service provided by the Company or its partition. This is expected to increase the timeliness and the acceptance rate of the establishment of service, or provisioning, and will allow lists of end users to be maintained confidentially.

         Expandable Network With Capability to Support New Products and Services. The AT&T (now Lucent) 5ESS-2000 switches can be expanded to increase capacity significantly and can at the same time accommodate local, long distance, private line and wireless services. OBN thus enables the Company to provide new products and services beyond those currently possible as a switchless reseller.

         The Company also intends to continue to explore strategic alliances with other channels of distribution, partitions and nonfacilities-based and other providers of long distance services.

SALES AND MARKETING

         Partitions
         ----------
         To date, the Company has primarily marketed its services to small and medium-sized business end users (i.e., generally businesses with fewer than 200 employees) throughout the United States through independent long distance and marketing companies known as "partitions." Partitions resell and market the Company's products, allowing the Company to minimize its marketing and end user overhead. Partitions offer end users a variety of services and rates. As compensation for their services, partitions generally receive the difference between the amount received by the Company from end users and the amount charged by the Company to the partition for providing such services. One partition, The Furst Group, Inc., accounted for approximately 11% of the Company's sales in 1996; however, the Company does not expect that any partition will account for 10% or more of the Company's sales in 1997.

         A substantial number of the Company's partitions have executed partition agreements with the Company pursuant to which the Company agrees to provide services utilizing the AT&T network service and end user billing services at agreed upon prices or discounts. The Company requires that the partitions adhere to certain Company established guidelines in marketing the Company's services and comply with federal and state regulations. These requirements include certain representations by each organization that it is acting as an independent contractor with regard to the sale of the Company's services, and not as a joint venture partner, agent or employee of the Company, along with provisions for the proper completion of forms and other sales procedures. In addition, most of the payments made by end users are paid directly into a lock-box controlled by the Company. The Company's partition agreements typically run for three years or for the term of the applicable tariffs, whichever is less. The partitions generally make no minimum use or revenue commitments to the Company under these agreements with respect to the resale of AT&T services. The agreements also are generally non-exclusive. If the Company were to lose access to services on the AT&T network or AT&T billing services or experience difficulties with OBN, the Company's agreements with partitions could be adversely affected.

         The Company believes that the discounts it will be able to offer partitions and end users using OBN, together with the functionality and quality of OBN operating in conjunction with AT&T-provided transmission facilities and the accuracy of billing services obtained from AT&T and ACUS, will enable it to attract current and future partitions to OBN. The Company will continue its policy of advancing funds to most partitions to support their marketing efforts. Historically, partitions of the Company have continued to do business under their partition agreements following changes in the Company's service offerings.

         The Company intends to continue to promote increased marketing activities of certain of its partitions through advances collateralized by assets of such partitions. In return for providing such marketing advances, the Company seeks long-term arrangements with such partitions. In 1996, the Company entered into long term arrangements with several existing and new partitions.

         Current marketing practices, including the methods and means to convert a customer's long distance telephone service from one carrier to another, have recently been subject to increased regulatory review at both the federal and state levels. This increased regulatory review could affect possible future acquisition of new business from new partitions or other resellers. Provisions in the Company's partition agreements mandate compliance by the partitions with applicable state and federal regulations. Because the Company's partitions are independent carriers and marketing companies, the Company is unable to control such partitions' activities. The Company is also unable to predict the extent of its partitions' compliance with applicable regulations or the effect of such increased regulatory review.

         Direct Marketing
         ----------------

         The Company began to actively market its telecommunication services directly to end users in 1996. Through its direct marketing efforts, the Company expects to increase its profit margins by taking advantage of the difference between the reduced costs of providing services over OBN and the rates charged to end users. The Company began its direct marketing in the first quarter of 1996 with a telemarketing operation based in Clearwater, Florida. In December 1996, in connection with the settlement of certain disagreements among the Company, American Business Alliance, Inc. ("ABA"), a switchless reseller of long distance telecommunications services and a partition of the Company, and ABA's shareholders, the Company acquired substantially all of ABA's assets and hired substantially all of ABA's employees. These actions significantly increased the Company's capabilities for direct marketing of telecommunication services. The Company expects that in 1997 a large majority of the Company's new orders will be generated from direct marketing. The Company currently has 260 employees involved in its direct marketing operations. Direct marketing efforts have focused initially on inbound and outbound services to small and medium-sized businesses and may expand to include residential customers.

         Operation of its own direct marketing will require the Company to incur additional costs above levels historically experienced by the Company. There can be no assurance that any cost savings will be realized utilizing direct marketing. Direct marketing by the Company also may adversely affect the Company's relationships with its partitions as both the Company and the partitions will be competing to provide similar services. The Company is required to comply with additional regulatory standards for direct marketing of telecommunications services, and is subject to increased risk of customer complaints or federal or state enforcement actions with respect to its marketing and order verification practices. Actions have been brought against many carriers based on allegations of "slamming" or the unauthorized conversion of a customer's chosen long distance carrier.

         Residential
         -----------
         On February 25, 1997, the Company announced that it had entered into a Telecommunications Marketing Agreement (the "AOL Agreement"), dated as of February 22, 1997 and effective as of February 25, 1997, with AOL, under which the Company will be the exclusive provider of long-distance telecommunications services under a distinctive brand name to be used exclusively for the Company's services. The services will include provision for online sign-up, call detail and reports and credit card payment. Under the AOL Agreement, AOL will provide millions of dollars of online advertising and promotion of the services and provide all of its subscribers with access to a dedicated service area online for the Company. AOL subscribers who sign-up for the telecommunications services will be customers of the Company, as the carrier providing such services. The Company also has certain rights under the AOL Agreement to offer, on a comparably exclusive basis, local and wireless telecommunications services when such services become available to the Company through a contract for resale or otherwise.

         It is anticipated that the services will be tested in the early summer and offered generally to AOL subscribers in the fall of 1997. The AOL Agreement has an initial term of three years and can be extended by AOL on an annual basis thereafter.

         Under the AOL Agreement, the Company made an initial payment of $100 million to AOL at signing and agreed to provide marketing payments to AOL based on a percentage of the Company's profits from the services (between 50% and 70%, depending on the number of subscribers to the services). The AOL Agreement provides that $43 million of the initial payment will be offset and recoverable by the Company through reduction of such profit-based marketing payments during the initial term of the AOL Agreement or, subject to certain monthly reductions by offset of the amount thereof, directly by AOL upon certain earlier terminations of the AOL Agreement. The $57 million balance of the initial payment will be offset and is recoverable through a percentage of such profit-based marketing payments made after the first five years of the AOL Agreement (when extended beyond the initial term) and by offset against a percentage of AOL's share of the profits from the services after termination or expiration of the AOL Agreement. Any portion of the $43 million not previously recovered or reduced in amount would be added to the $57 million and would be recoverable similarly.

         Also under the AOL Agreement, the Company issued to AOL at signing two warrants to purchase shares of the Company's common stock at a premium over the market value of such stock on the issuance date. One warrant is for 5 million shares, at an exercise price of $15.50 per share, one-half of which shares will vest at the time the service is first made generally available to AOL online network subscribers in accordance with the AOL Agreement or the first anniversary of the warrant issuance, whichever is earlier, and the balance of which will vest on the first anniversary of issuance if the AOL Agreement has not terminated. The other warrant is for up to 7 million shares, at an exercise price of $14.00 per share, which will vest, commencing December 31, 1997, based on the number of subscribers to the services and would vest fully if there are at least 3.5 million such subscribers at any one time. The Company also agreed to issue to AOL an additional warrant to purchase 1 million shares of its common stock, at market value at the time of issuance, upon each of the first two annual extensions by AOL of the term of the AOL Agreement, which warrants also will vest based on the number of subscribers to the services.

         In connection with the AOL Agreement, the Company and AOL will jointly develop the online marketing and advertising for the services. The Company will provide online customer service as well as inbound calling customer service to the AOL subscriber base in connection with the services. While the Company expects to utilize its Clearwater, Florida facility to provide customer service support to AOL subscribers, the Company may need to increase staffing and purchase equipment to support this activity. The Company anticipates that it will incur expenses for the start-up and development of the services contemplated in the AOL Agreement during 1997, including expenses for the expansion of the Clearwater operation, for software programming and for software and hardware additions to the Company's network, OBN, to expand its capacity for the traffic. The Company believes that the increased revenues to the Company resulting from the AOL Agreement and the services offered pursuant thereto will be limited in 1997, but could be significant in 1998, although there can be no assurance that these results can be achieved in light of a number of uncertainties, including the following: the Company's ability to timely develop the online ordering, call detail, billing and customer services for the AOL subscribers, which will require, among other things, being able to identify and employ sufficient personnel qualified to provide necessary programming; the Company's and AOL's ability to work effectively together to jointly develop the online marketing contemplated by the AOL Agreement; the response rate to online promotions of AOL's online subscribers, most of whom are expected to be residential rather than businesses, which have historically been the Company's customer base; the Company's ability to expand OBN to accommodate increased traffic levels; and AOL's ability to successfully execute its publicly stated business plan and implement its announced network changes to improve subscriber access to its online service.

SERVICES

         Partitions
         ----------
         The Company offers operational, financing, marketing and management support to partitions, which provides the partitions with the ability to operate and manage their businesses and attract and maintain end users. Such support includes financial resources, low long distance rates, collection services, prospective customer lists and a management information system designed and developed by the Company exclusively for use by the Company and its partitions ("Business Management System" or "BMS"). The Company offers start-up financing as well as financing to its existing partitions and expects to increase such financing in the future. The Company's Business Management System provides a link between the Company's operations center and each partition, including information relating to billing, collections, provisioning, network usage and other end user information. The Company also compiles, evaluates and distributes prospective customer lists.

         Service on a long distance network is activated by a process called provisioning. On a daily basis, through the Business Management System provided by the Company, the Company's partitions transmit required end user information to the Company. Orders for AT&T network services resold by the Company as a switchless reseller are formatted by the Company in the manner required by AT&T and transmitted to AT&T's information management system, where AT&T processes the information and sends status updates on orders to the Company which, in turn, reports such status to the partitions. Orders for OBN services are processed and controlled by the Company. By controlling the provisioning process with OBN, the Company believes it can increase acceptance rates of new end users and reduce the time required to initiate service provided through the Company.

         The Company promotes increased marketing activities by certain of its partitions and attracts new partitions through advances. Such advances are made in installments subject to the success of marketing efforts by the applicable partition. As a condition to such advances, the Company generally requires a partition to agree to utilize the Company's Business Management System, to accept the Company's billing services and lock-box procedures pursuant to which sales generated by a partition are paid directly to the Company's lock-box account and to grant the Company a security interest in such sales. In return for providing such marketing advances, the Company seeks long-term arrangements with such partitions. The Company believes that such long-term arrangements benefit the Company and its partitions as such arrangements foster increases in the Company's end user base resulting in increases in minutes of traffic.

         End Users
         ---------
         The Company offers customer service to end users marketed by its telemarketing operations as well as to end users of certain partitions. Customer service representatives are located in the Company's facilities in Clearwater, Florida and New Hope and

Kingston, Pennsylvania. The Company plans to provide online customer service as well as inbound calling customer service in connection with the services offered to AOL subscribers.

INFORMATION AND BILLING SERVICES

         The Company utilizes the billing services of AT&T and ACUS, a wholly owned strategic business unit of AT&T. As a result, the Company's end users benefit from the reliability and accuracy associated with AT&T billing. Detailed call information on the usage of each end user is produced by AT&T (in the case the of switchless resale business) and by the Company (in the case of OBN business). In both cases, AT&T then processes the information and provides billing information to the Company. ACUS bills the end users pursuant to a custom billing format bearing the names of either the Company or the applicable partition in the bill heading.


         AT&T has removed the "AT&T" name from the heading of the bills, although the text of the bills or bill inserts may still refer to the fact that an AT&T unit provides billing services. AT&T could further obscure its role in providing billing services altogether, which could have an adverse impact on the Company. The Company is developing its own information systems in order to have its own billing capacity, although the Company has not provided such direct billing services to end users in the past.

         BMS is provided to each partition. BMS resides at the partitions' locations and communicates with the Network Management System ("NMS") located at the Company's headquarters. NMS allows direct interface with the LECs and the Company's network to perform functions historically handled by AT&T. These computerized management systems control order processing, accounts receivable, billing and status information in a streamlined fashion between the Company and its partitions. Furthermore, when applicable, the systems interface with the AT&T Provisioning System and ACUS for order processing and billing services, respectively. Enhancements and additional features are provided as needed. Electronic processing and feature activation are designed to maintain the Company's goal of minimizing overhead.

         The Company has developed its own new information systems through the use of client/server technology. The Company purchased symmetrical multi-processing ("SMP") hardware in conjunction with SQL Database software from Informix Corporation. This system is now operational and has the capacity to process the Company's current volume of information services and exceeds the Company's needs for the foreseeable future, except with respect to the information and billing systems that the Company will need to develop in connection with the AOL Agreement, including online sign-up, call detail and billing reports and credit card billing.

         The information functions of the system are designed to provide easy access to all information about an end user, including volume and patterns of use, which will help the Company and partitions identify value-added services that might be well suited for that end user. The Company also expects to use such information to identify emerging end user trends and respond with services to meet end users' changing needs. Such information should also allow the Company and its partitions to identify unusual or declining use by an individual end user, which frequently indicates that an end user is switching its service to a competitor.

         In addition, in connection with the AOL Agreement, the Company will need to develop systems for online sign-up, call detail and billing reports and credit card payments. Any delay or difficulties in developing systems or hiring personnel could adversely affect the timing of the implementation of this service offering to AOL subscribers and, in turn, the success of this service offering.

ONE BETTER NET

         In order to reduce its dependence on AT&T contract tariffs and to increase its growth opportunities, the Company developed its own telecommunications network, OBN, which utilizes AT&T (now Lucent) manufactured switches owned by the Company in conjunction with AT&T-provided lines and digital cross-connect equipment (herein referred to as "transmission facilities") and AT&T-provided billing systems that the Company uses pursuant to agreements with AT&T and ACUS. OBN includes five AT&T (now Lucent) 5ESS-2000 switches, which are generally considered the most reliable switches in the telecommunications industry. The Company was one of the first installation site for AT&T's 5ESS-2000 switching equipment featuring the new Digital Networking Unit -- SONET technology, a switching interface designed to increase the reliability of the 5ESS-2000 and to provide much greater capacity in a significantly smaller footprint. The five switches -- in Jacksonville, New York, Chicago, Dallas and San Francisco -- were initially deployed with AT&T 5E10 software and were recently upgraded to 5E11 software, increasing the Company's trunk capacity by approximately 33%.

         OBN allows the Company to offer long distance services directly to its end users and partitions throughout the continental United States at rates that are competitive with or below those offered by the major long distance providers. OBN also allows the Company to control provisioning of end user accounts.

         The Company's current contract tariffs under which it resells AT&T services require the Company to pay one all-inclusive "bundled" charge to AT&T for the delivery of services, including switching and transmission services and the payment of LEC access fees. As a result of the deployment of OBN, the Company will pay "unbundled" charges consisting of charges paid directly to the LECs for access charges and, under AT&T contract tariffs, charges paid to AT&T for use of its network transmission facilities. The Company will pay AT&T "bundled" charges for use of its international facilities to handle the international portion of a call on OBN. The total cost per call to the Company for the LEC access fees, the charges for use of AT&T's transmission facilities and the overhead cost for calls using OBN is expected to be less than the "bundled" charge currently paid under AT&T contract tariffs. LEC access fees represent a substantial portion of the total cost of providing long distance services. As a result of the Telecommunications Act, it is generally expected that the entry over time of competitors into LEC markets will result in lowering of access fees, but there is no assurance that this will occur. To the extent it does occur, the Company, by using OBN, will receive the benefit of any future reduction in LEC access fees, which it would not automatically receive under contract tariffs.

         In October 1996, the Company subscribed to a new AT&T contract tariff, which permits the Company to continue to resell through mid- 1998 AT&T long distance services, including AT&T SDN service and other services, at rates which are more favorable to the Company than prior tariffs. As a result, the Company decided only to provision new end users on OBN and to leave existing end users on AT&T service. The new AT&T contract has enabled the Company to earn higher margins on existing traffic, minimize possible attrition that might result from moving existing end users from the AT&T network to OBN. This has permitted a more gradual introduction of OBN, which has reduced the expense of providing the capacity required in a more rapid phase-in of OBN and lessened the impact of any technical difficulties during the phase-in of OBN.

         In 1997, the Company will continue to offer private line service through contract tariffs with AT&T. Although the Company will continue to provide such private line service through AT&T, the Company also will begin to offer private line service using OBN to new and existing customers.

         In order for the Company to provide service over OBN, the Company has installed and operates, and is responsible for the maintenance of, its own switching equipment. The Company also has installed lines to connect its OBN switches to LEC switches and is responsible for maintaining these lines. The Company entered into a contract with GTE with respect to the monitoring, servicing and maintenance of the switching equipment purchased from AT&T. There can be no assurance that the Company will be successful in operating as a switch-based carrier. Additional management personnel and information systems are required to support OBN, the costs of which have increased the Company's overhead. Moreover, operation as a switch-based provider subjects the Company to risk of significant interruption in the provision of services on OBN in the event of damage to the Company's facilities (switching equipment or connections to AT&T transmission facilities) such as could be caused by fire or natural disaster.
Such interruption could have a material adverse impact on the Company's financial condition and results of operations.

         The Company began testing new customer calls over OBN in the third quarter of 1996. In the fourth quarter of 1996, the Company began provisioning on a test basis new customer orders on OBN. To date, the Company has provisioned approximately 50,000 end users to OBN. Currently the Company is continuing to provision new customers on OBN while completing the final testing of OBN. The Company expects final testing of OBN to be completed in April 1997, and at that time there will be a general release of OBN. Thereafter, the Company expects to provision a large majority of its new customer orders on OBN.

         The 5ESS-2000 switches make it possible for the Company in the future to offer a number of additional or enhanced services. For example, the Company's 5ESS-2000 switches could support the offering of Centrex features, such as call waiting, conference calling, distinctive ringing and least cost routing, that traditionally were available only to end users with their own equipment or through purchase from the end users' local exchange carrier ("LEC"). The 5ESS-2000 switches could support Advanced Intelligent Network ("AIN"), which provides an open network architecture allowing for interconnections of inexpensive peripheral equipment and databases and the deployment of such services as calling cards, debit cards, voice recognition and caller identification, without the involvement of switch manufacturers. The 5ESS-2000 switches could help the Company to provide competitive telecommunications services to tenants of multi-tenant office and residential buildings and complexes. The 5ESS-2000 switch also has the capacity to direct local service as well as long distance service.

AT&T CONTRACT TARIFFS

         The Company historically has obtained services from AT&T through contract tariffs and has been able to obtain the services it seeks and to do so at increasingly favorable contract tariff rates. The deployment of OBN decreases the Company's dependence on AT&T contract tariffs. To the extent the Company will need future contract tariffs, there is no guarantee the Company will be able to obtain favorable contract tariffs, although the Company has been successful in the past in obtaining such contract tariffs.

         On October 1996, the Company subscribed to a new AT&T contract tariff, which was further revised in December 1996 and permits the Company to continue to resell AT&T long distance services, including AT&T-SDN service, through mid-1998. The new AT&T contract tariff also includes other AT&T services (such as international long distance, inbound and outbound services) that will be used in the Company's new nationwide telecommunications network, OBN. The rates that the Company will pay under the new AT&T contract tariff are more favorable to the Company than under previous tariffs. During its term, the new AT&T contract tariff will enable the Company to minimize possible attrition that might result from moving exiting end users from the AT&T network to OBN. The new AT&T contract tariff also permits a more gradual introduction of OBN, which should reduce the expense of providing the capacity required in a more rapid phase-in of OBN and lessen the impact of any technical difficulties during the phase-in of OBN. The more gradual introduction of OBN, however, will postpone the Company's realization of the anticipated benefit of the more favorable margins for OBN service, and the new AT&T contract tariff requires the Company to commit to purchase $300 million of service from AT&T over the next 4 years, including at least $1 million per month of international service. If minimum usage requirements are not met, the Company is obligated to pay shortfall fees to AT&T based on a percentage of the difference between the minimum requirement and the actual billed usage. In addition, if the contract tariffs with AT&T are terminated prior to the end of the contract tariff term, either by the Company or by AT&T for non-payment, the Company may be liable for "termination with liability" or "termination charges" and subject to material monetary penalties. This commitment is larger than any previous commitment that the Company has made, but the Company believes that it can be met based on its current purchases of long distance service from AT&T which are in execess of $10 million per month. Further the Company can terminate the new contract tariff without liability to AT&T at the end of 18 months if the Company has generated at least $120 million in usage charges, including at least $15 million in international usage charges. The Company also may discontinue the new contract tariff without liability prior to the 18th month if the Company and AT&T enter into a new contract tariff or another contract with a revenue commitment of at least $7.5 million per month and a term of at least the difference between 18 months and the number of months that the Company subscribed to the contract tariff, provided that the Company must purchase or pay for AT&T services under the contract tariff of at least $6.7 million per month for the months prior to such termination, including $1 million per month of international usage.

COMPETITION

         The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants. Competition in the long distance business is based upon pricing, customer service, billing services and perceived quality. The Company competes against various national and regional long distance carriers composed of both facilities-based providers and switchless resellers offering essentially the same services as the Company.

Several of the Company's competitors are substantially larger and have greater financial, technical and marketing resources. Although the Company believes it has the human and technical resources to pursue its strategy and compete effectively in this competitive environment, its success will depend upon its continued ability to provide profitably high quality, high value services at prices generally competitive with, or lower than, those charged by its competitors.

         End users are not obligated to purchase any minimum usage amount and can discontinue service, without penalty, at any time. There can be no assurance that end users will continue to buy their long distance telephone service through the Company or through partitions that purchase service from the Company. In the event that a significant portion of the Company's end users decides to purchase long distance service from another long distance service provider, there can be no assurance that the Company will be able to replace its end user base from other sources.

         A high level of attrition is inherent in the long distance industry, and the Company's revenues are affected by such attrition. Attrition is attributable to a variety of factors, including termination of customers by the Company for non-payment and the initiatives of existing and new competitors as they engage in, among other things, national advertising campaigns, telemarketing programs and cash payments and other incentives.

           Although the basic rates of the three largest long distance carriers -- AT&T, MCI Communications Corp. and Sprint Corporation -- have consistently increased over the past three years and remained generally unchanged through the third quarter of 1996, AT&T and other carriers have announced new price plans aimed at residential customers (the Company's primary target audience under he AOL Contract) with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can be no assurance that AT&T or other carriers will not make similar offerings available to the small to medium-sized businesses that the Company serves. Although OBN makes the Company more price competitive, a reduction in long distance prices still may have a material adverse impact on the Company's profitability.

          AT&T has split itself into three separate and independently-owned and operated companies ("AT&T breakup"). One company, which retains the AT&T name provides, among other services, long distance, wireless and other telecommunications services. Another, Lucent, manufactures and sells communications equipment. A third, NCR, includes AT&T's computer operations and will focus on the financial, retail and communications industries. AT&T has stated that the breakup will allow it to compete more effectively with providers of telecommunications services.

         The Company will link its switching equipment with transmission facilities and services purchased or leased from AT&T and will continue to resell services obtained from AT&T, which will remain a competitor of the Company for the provision of telecommunications services. The Company also utilizes AT&T and ACUS to provide billing services. There can be no assurance that either AT&T or ACUS will continue to offer billing services to the Company at competitive rates or attractive terms.

         In October, 1995, the FCC reclassified AT&T as a nondominant interexchange carrier. The FCC stated that AT&T would have greater incentives to cut its prices and offer innovative new services. Nondominant carriers are not subject to price cap regulation and could file tariffs (and tariff changes) under streamlined procedures that will be presumed lawful on one day's notice. The Company will therefore no longer be able to file Petitions to Reject or to Suspend and Investigate AT&T tariff proposals with the FCC before those offerings take effect. The FCC's reclassification of AT&T as a nondominant carrier eliminated certain pricing restrictions and regulatory oversight and may allow AT&T to compete more aggressively with the Company.

         As a nondominant carrier, AT&T will be subject to the same regulations as other long distance service providers. AT&T remains subject to Title II of the Communications Act (47 U.S.C. Section 151, et seq.) and is required to offer service under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. AT&T is also subject to the FCC's complaint process and was required to file tariffs, though under streamlined procedures. In addition, AT&T is also required to give notice to the FCC and to affected customers prior to discontinuing, reducing, or impairing any services.

         In seeking FCC approval of its motion, AT&T made a series of "voluntary commitments" to the FCC as a transitional mechanism to govern its conduct. With respect to business term plans and long-term contracts with customers, including resellers, AT&T agreed for a 12 month period to provide advance notice to the customer of proposed changes that might affect a customer's reliance on its contract with AT&T and to file any such changes with advance notice and time for action by the FCC. AT&T also stated that it was willing to enter into mutually agreeable private party arbitration agreements with its reseller customers and was willing to develop a model agreement in negotiations with the Telecommunications Resellers Association Executive Board. The FCC accepted all of the "voluntary commitments" offered by AT&T and ordered AT&T's compliance with those commitments.

         The Telecommunications Act of 1996 was intended to introduce more competition to U.S. telecommunications markets. The legislation opens the local services market by requiring LECs to permit interconnection to their networks and establishing, among other things, LEC obligations with respect to access, resale, number portability, dialing parity, access to rights-of-way, and mutual compensation. The legislation also codifies the LECs' equal access and nondiscrimination obligations and preempts most inconsistent state regulation. The legislation also contains special provisions that eliminate restrictions on the RBOCs providing long distance services, which means that the Company will face competition for providing long distance services from well-capitalized, well-known companies that prior to this time could not compete in long distance service.

         The RBOCs have been prohibited from providing interLATA interexchange telecommunications services under the terms of the AT&T decree. The Telecommunications Act authorizes the RBOCs to provide certain interLATA interexchange telecommunications services immediately and others upon the satisfaction of certain conditions. Such legislation includes certain safeguards against anticompetitive conduct by the RBOCs in the provision of interLATA service. Anticompetitive conduct could result, among other things, from a RBOC's access to all subscribers on its existing network as well as its potentially lower costs related to the termination and origination of calls within its territory. It is impossible to predict whether such safeguards will be adequate to protect against anticompetitive conduct by the RBOCs and the impact that any anticompetitive conduct would have on the Company's business and prospects. Because of the name recognition that the RBOCs have in their existing markets and the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of favorable interpretations of the Telecommunications Act by the RBOCs, it may be more difficult for other providers of long distance services, such as the Company, to compete to provide long distance services to RBOC customers. At the same time, as a result of the Telecommunications Act, RBOCs have become potential customers for the Company's long distance services.

         Consolidation and alliances across geographic regions (e.g., Bell Atlantic/Nynex and SBC Communications Inc./Pacific Telesis Group domestically and BT/MCI and France Telecom/Deutsche Telekom/Sprint internationally) and across industry segments (e.g., WorldCom/MFS/UUNet) may also intensify competition in the telecommunications market from significantly larger, well-capitalized carriers and materially adversely affect the position of the Company.

INDUSTRY BACKGROUND

         The $72.5 billion U.S. long distance industry is dominated by the nation's three largest long distance providers, AT&T, MCI and Sprint, which together generated approximately 80.9% of the aggregate revenues of all U.S. long distance interexchange carriers in 1995. Other long distance companies, some with national capabilities, accounted for the remainder of the market. Based on published

Federal Communications Commission ("FCC") estimates, toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to $72.5 billion in 1995. The aggregate market share of all interexchange carriers other than AT&T, MCI and Sprint has grown from 2.6% in 1984 to 17.13% in 1995. During the same period, the market share of AT&T declined from 90.1% to 53%.

         Prior to the Telecommunications Act, the long distance telecommunications industry had been principally shaped by a court decree between AT&T and the United States Department of Justice, known as the Modification of Final Judgment (the "Consent Decree") that in 1984 required the divestiture by AT&T of its 22 Bell operating companies and divided the country into some 200 Local Access and Transport Areas ("LATAs"). The 22 operating companies, which were combined into the RBOCs, were given the right to provide local telephone service, local access service to long distance carriers and intraLATA toll service (service within LATAs), but were prohibited from providing interLATA service (service between LATAs). The right to provide interLATA service was maintained by AT&T and other carriers.

         To encourage the development of competition in the long distance market, the Consent Decree and the FCC require most LECs to provide all carriers with access to local exchange services that is "equal in type, quality and price" to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These so-called "equal access" and related provisions are intended to prevent preferential treatment of AT&T.

         Regulatory, judicial and technological factors have helped to create the foundation for smaller companies to emerge as competitive alternatives to AT&T, MCI, and Sprint for long distance telecommunication services. The FCC requires that AT&T not restrict the resale of its services, and the Consent Decree and regulatory proceedings have ensured that access to LEC networks is, in most cases, available to all long distance carriers.

         Long distance companies that have their own transmission facilities and switches, such as AT&T, are referred to as facilities-based carriers. Facilities-based carriers are switch-based carriers, meaning that they have at least one switch to direct their long distance traffic. Nonfacilities-based carriers either (i) depend upon facilities-based carriers for switching and transmission facilities ("switchless resellers") or (ii) install and operate their own switches but depend on facilities-based carriers for transmission facilities ("switch-based resellers").

         The relationship between resellers and the major long distance carriers is predicated primarily upon the fact that the pricing strategies and cost structures of the major long distance carriers have resulted historically in their charging higher rates to the small to medium business customer. Small to medium business customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. By committing to large volumes of traffic, the reseller is guaranteeing traffic to the major long distance carrier but the major long distance carrier is relieved of the administrative burden of qualifying and servicing large numbers of medium to small accounts. The successful reseller has lower overhead costs and is able to market efficiently the long distance product, process orders, verify credit and provide customer service to large numbers of accounts.

         With its own switches, the Company will be significantly less dependent on AT&T for switching services, although it will continue to be dependent on AT&T for transmission services. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. Due to anticipated advances in the technology involved in digital fiber optic transmission, excess capacity is expected to persist and may result in decreasing prices for use of transmission facilities. By deploying its own switches, the Company expects to be able to continue to provide long distance services using the quality of AT&T transmission facilities but at lower rates than it has historically charged, with the Company in control of establishing service or activating new end user accounts ("provisioning") and maintaining confidential end user lists

REGULATION

         The Company's provision of communications services is subject to government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations in any state or by the FCC could materially adversely affect the Company's financial condition or results of operations, particularly if those policies make it more difficult for the Company to obtain service from AT&T or other long distance companies at competitive rates, or otherwise increase the cost and regulatory burdens of marketing and providing service. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on the business or financial condition or results of operations of the Company. Regulatory action by the FCC or the states also could adversely affect the partitions, or otherwise increase the partitions' cost and regulatory burdens of marketing and providing long distance services.

         The Company is classified by the FCC as a nondominant carrier. After the recent reclassification of AT&T as nondominant, only the LECs are classified as dominant carriers among domestic carriers. As a consequence, the FCC regulates many of the rates, charges, and services of the LECs to a greater degree than the Company's. Because AT&T is no longer classified as a dominant carrier, certain pricing restrictions that formerly applied to AT&T have been eliminated, which could make it easier for AT&T to compete with the Company for low volume long distance subscribers.

         The FCC generally does not exercise direct oversight over charges for service of nondominant carriers, although it has the statutory power to do so. Nondominant carriers are required by statute to offer interstate services under rates, terms, and conditions that are just, reasonable and not unreasonably discriminatory. The FCC has the jurisdiction to act upon complaints filed by third parties, or brought on the FCC's own motion, against any common carrier, including nondominant carriers, for failure to comply with its statutory obligations. Nondominant carriers have been required to file tariffs listing the rates, terms and conditions of service, which were filed pursuant to streamlined tariffing procedures. The FCC also has the authority to impose more stringent regulatory requirements on the Company and change its regulatory classification from nondominant to dominant. In the current regulatory atmosphere, the Company believes, however, that the FCC is unlikely to do so.

         The FCC imposes only minimal reporting, accounting and record-keeping obligations. International nondominant carriers, including the Company, must maintain international tariffs on file with the FCC. The FCC has issued an order requiring non-dominant carriers to withdraw their domestic tariffs, but as of the date hereof, a court has stayed the FCC's order. The Company currently has two tariffs on file with the FCC. Although the tariffs of nondominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and are seldom contested. The Company is permitted to make tariff filings on a single day's notice and without cost support to justify specific rates. IXCs are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a subscriber's long distance carrier, limit the use of 800 numbers for pay-per-call services, require disclosure of certain information if operator assisted services are provided and govern interlocking directors and management. The Telecommunications Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the agency determines that enforcement is unnecessary and the public interest will be served.

         At present, the FCC exercises its regulatory authority to set rates primarily with respect to the rates of dominant carriers, and it has increasingly relaxed its control in this area. Even when AT&T was classified as a dominant carrier, the FCC most recently employed a "price cap" system, which essentially exempted most of AT&T's services, including virtually all of its commercial and 800 services, from traditional rate of return regulation because the FCC believes that these services were subject to adequate competition. Similarly, the FCC is in the process of changing the regulation and pricing of the local transport component of access charges (i.e., the fee for use of the LEC transmission facilities connecting the LEC's central offices and the IXC's access points). In addition, the LECs have been afforded a degree of pricing flexibility in setting interstate access charges where adequate competition exists. The impact of such repricing and pricing flexibility on IXCs, such as the Company, cannot be determined at this time.

         The Company is subject to varying levels of regulation in the states in which it is currently authorized to provide intrastate telecommunications services. The vast majority of the states require the Company to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing its rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In certain states, prior regulatory approval may be required for acquisitions of telecommunications operations. Currently, the Company is certificated and tariffed to provide intrastate interLATA service in substantially all states where such authorization can be obtained.

         The Company's expansion of its direct marketing efforts, makes the Company subject to and requires compliance with relevant federal and state regulations that govern direct sales of telecommunications services. FCC rules prohibit switching a customer from one long distance carrier to another without the customer's consent and specify how that consent can be obtained. Most states have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. The constraints of federal and state restrictions could impact the success of the Company's direct marketing efforts.

         To the extent that the Company makes additional telecommunications service offerings, the Company may encounter additional regulatory constraints.

EMPLOYEES

         As of December 31, 1996, the Company employed 313 persons, of whom 260 were engaged in marketing and sales, 26 were engaged in partition and end user support, and 27 were engaged in systems development, finance, administration and management. None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees to be good.

PRINCIPAL STOCKHOLDER

         Daniel Borislow, the Company's Chairman and Chief Executive Officer, owns beneficially approximately 38.4% of the Company's outstanding Common Stock, as of the date hereof. Accordingly, Mr. Borislow effectively has the ability to control the election of all of the members of the Company's Board of Directors and the outcome of corporate actions requiring majority stockholder approval.
 Even as to corporate actions for which super-majority approval may be required, such as certain fundamental corporate transactions, Mr. Borislow effectively will control the outcome.

         Future sales of substantial amounts of the Company's Common Stock by Mr. Borislow or others could adversely affect the market price of the Common Stock. Of the Company's 62,887,998 shares of Common Stock, 35,737,998 shares are freely tradeable by persons other than "affiliates" of the Company. Of the remaining 27,150,000 shares of Common Stock, none are eligible for public resale until after the expiration of the holding period pursuant to Rule 144 under the Securities Act.

         On March 10, 1997, Mr. Borislow sold 3,911,000 shares of Common Stock in a private sale (the "Private Sale"), and placed an additional 1,546,400 shares in escrow to be held for the benefit of the purchasers in the Private Sale and for distribution thereto (in part or in full), if the average current market price of the Common Stock in the 20 days prior to the fifth business day after the date on which the Company announces its financial results for the third quarter of 1997 shall be lower than $16.50 per share. In connection with the Private Sale. Mr. Borislow agreed that, except for a contribution of up to 2,000,000 shares of Common Stock to a charitable foundation, he will not sell, assign, transfer or otherwise dispose of any shares of Common Stock for a period of 12 months from March 10, 1997 (the "Lock-up Period"); provided, however, that if the current market price of the Common Stock shall increase by an amount greater than 20% from $16.50 per share for a period of 20 consecutive trading days, the Lock-up Period shall be reduced to 90 days. Also on March 10, 1997, Mr. Borislow donated 1,200,000 shares of Common Stock to the Daniel Borislow Charitable Foundation.

GLOSSARY


         ACUS: AT&T College and University Systems, a wholly owned strategic business unit of AT&T.

         AIN: Advanced Intelligent Network.

         AOL: America Online, Inc.

         AT&T: AT&T Corp.

         BMS: The Company's database, which it provides to each of its partitions.

         Consent Decree: A 1984 U.S. Department of Justice decree that, among other things, ordered AT&T to divest its wholly-owned local Bell operating subsidiaries.

         End Users: Customers that utilize long distance telephone services.

         Equal Access: Connection provided by a LEC permitting a customer to be automatically connected to the IXC of the customer's choice when the customer dials "1."

         Facilities-based provider: Long distance service providers who own transmission facilities.

         5ESS-2000: The switching equipment manufactured by AT&T, which the Company acquired from AT&T.

         5E10  Software:   AT&T  software  that  enables   switches  to  combine
         simultaneously wireline and wireless, local, long distance, voice, video and data services.

         FCC: Federal Communications Commission.

         Inbound "800" Service: A service that bills long distance telephone charges to the called party.

         IXC: Interexchange carrier, a long distance carrier providing services between local exchanges.

         LATA: Local Access and Transport Areas, the approximately 200 geographic areas defined pursuant to the AT&T Consent Decree between which the RBOCs are generally prohibited from providing long distance service.

         LEC: Local Exchange Carrier, a company providing local telephone services.

         MEGACOM: An outbound long distance service offering by AT&T that requires dedicated access.

         MEGACOM 800: An inbound 800 service offering provided by AT&T that requires dedicated access.

         MCI: MCI Communications Corporation.

         MLCP: AT&T's multi-location calling plan (a discounted long distance program).

         Network:  An  integrated  system  composed of switching  equipment  and
         transmission   facilities   designed  to  provide  for  the  direction,
         transport and recording of telecommunications traffic.

         NMS: The Company's computerized internal management information system.

         Nonfacilities-based provider: Long distance service providers that do not own transmission facilities.

         OBN: One Better Net, the Company's nationwide long distance network.

         Partition: An independent long distance and marketing company that contracts with the Company to purchase or otherwise provide to end users the long distance services provided by the Company.

         Private Line: A full-time leased line directly connecting two points.

         Provisioning: The process of initiating a carrier's service to an end user.

         PUC: A state regulatory body empowered to establish and enforce rules and regulations governing public utility companies and others, such as the Company in many of its state jurisdictions.

         RBOC: Regional Bell Operating Company -- Any of seven regional Bell holding companies that the Consent Decree established to serve as parent companies for the Bell operating companies.

         Readyline:  An Inbound 800 service offering provided by AT&T.

         SDN: The AT&T Software Defined Network.

         Sprint:  Sprint Corporation.

         Switching Equipment: A computer that directs telecommunication traffic in accordance with programmed instructions.

         Tariff: The schedule of rates and regulations set by communications common carriers and filed with the appropriate Federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communication service or facility, which functions in lieu of a contract between the user and the supplier or carrier.

ITEM 2. PROPERTIES

         The Company owns the 24,000 square foot facility in New Hope, Pennsylvania which serves as the Company's headquarters. The Company leases properties in the cities in which OBN switches have been installed.

         With respect to the Company's retail telemarketing operations, the Company owns the 32,000 square foot facility located in Clearwater, Florida and leases the 11,725 square foot facility in Kingston, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes that the ultimate outcome of these actions will not result in any liability that would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

         NAME                AGE                             POSITION
         ----                ---                             --------

Daniel Borislow              35          Chairman of the Board, Chief Executive
                                          Officer and Director

Gary W. McCulla              37          President and  Director of  Sales  and
                                          Marketing and Director

Emanuel J. DeMaio            38          Chief Operations Officer and  Director

Joseph A. Schenk             38          Chief Financial Officer, Treasurer and
                                          Director   of   Investor    Relations
                                          and Director

Edward B. Meyercord, III     31          Executive  Vice  President,  Marketing
                                          and Corporate Development

Mary Kennon                  38          Director  of  Customer Care  and Human
                                          Resources

Aloysius T. Lawn, IV         38          General Counsel and Secretary

Kevin R. Kelly               32          Controller

         Daniel Borislow. Mr. Borislow founded the Company and has served as a director and as Chief Executive Officer of the Company since its inception in 1989. Prior to founding the Company, Mr. Borislow formed and managed a cable construction company.

         Gary W. McCulla. Mr. McCulla currently serves as President and Director of Sales and Marketing. In 1991, Mr. McCulla founded GNC and was its President. Until March 1994, GNC was a privately-held independent marketing company and one of the Company's partitions. At that time, the Company acquired certain assets of GNC.

         Emanuel J. DeMaio. Mr. DeMaio joined the Company in February 1992 and currently serves as Chief Operations Officer. Prior to joining the Company, from 1981 through 1992, Mr. DeMaio held various technical and managerial positions with AT&T.

         Joseph A. Schenk. Mr. Schenk joined the Company in January 1996 and currently serves as Chief Financial Officer and Treasurer. He is a certified public accountant. From September 1993 to January 1996, Mr. Schenk was Vice President, Capital Markets Group, with Jefferies & Co. Previously, Mr. Schenk was Vice President of Transcap Associates, a venture capital firm, and held various roles with Price Waterhouse and Deloitte & Touche.

         Edward B. Meyercord, III. Mr. Meyercord joined the Company in September 1996 and currently serves as Executive Vice President, Marketing and Corporate Development. From 1993 until joining the Company, Mr. Meyercord worked in the corporate finance department of Salomon Brothers, where he held various positions, the most recent of which was Vice President. Prior to joining Salomon Brothers, Mr. Meyercord worked in the corporate finance department at Paine Webber Incorporated.

         Mary Kennon. Ms. Kennon joined the Company in October 1994 and currently serves as Director of Customer Care and Human Resources. Prior to joining the Company, from 1984 through 1994, Ms. Kennon held various managerial positions with AT&T.

         Aloysius T. Lawn, IV. Mr. Lawn joined the Company in January 1996 and currently serves as General Counsel and Secretary of the Company. Prior to joining the Company, from 1985 through 1995, Mr. Lawn was an attorney in private practice.

         Kevin R. Kelly. Mr. Kelly joined the Company in April 1994 and currently serves as Controller. From 1987 to 1994, Mr. Kelly held various managerial positions with a major public accounting firm. Mr. Kelly is a certified public accountant.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $.01 par value per share ("Common Stock"), is traded on the Nasdaq National Market, and high and low quotations listed below are actual sales prices as quoted in the Nasdaq National Market under the symbol "TALK." All of the following quotations have been adjusted to reflect the two-for-one stock split of the Common Stock in the form of a 100% stock dividend that occurred on January 31, 1997.

                                                  PRICE  RANGE  OF COMMON  STOCK
                                                  ------------------------------
                                                    HIGH                    LOW
                                                    ----                    ---
    1995
    ----
    Fourth Quarter (from September 20, 1995)      $   5 1/2          $  4

    1996
    ----
    First Quarter                                     8 1/2             4
    Second Quarter                                   12                 8 1/4
    Third Quarter                                    15 1/16            8 1/8
    Fourth Quarter                                   14 3/4            10 1/8

    1997
    ----
    First Quarter through (March 13, 1997)           21 1/2            12 1/4

         As of March 6, 1997, there were approximately 57 record holders of Common Stock.

         The Company currently intends to retain all future earnings for use in the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment in the future of any cash dividends will be at the election of the Company's Board of Directors and will depend upon, among other things, the earnings, capital requirements and financial position of the Company, existing and/or future loan covenants and general economic conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                                                Year ended December 31,
                                                     ------------------------------------------------------------------------------
                                                          1996           1995           1994           1993           1992
                                                       -----------    ------------   -------------  ------------   ------------
                                                                        (In thousands, except per share amounts)
Consolidated Statements of Income Data:
Sales                                                    $232,424       $180,102       $ 82,835       $ 31,940       $ 17,668
Cost of sales                                             200,597        156,121         70,104         26,715         14,803
                                                         --------       --------       --------       --------       --------
Gross profit                                               31,827         23,981         12,731          5,225          2,865
Selling, general and administrative expenses               10,039          6,280          3,442          2,060          1,476
                                                         --------       --------       --------       --------       --------
Operating income                                           21,788         17,701          9,289          3,165          1,389
Investment and other income, net                           10,585            331             66            108             32
                                                         --------       --------       --------       --------       --------
Income before income taxes                                 32,373         18,032          9,355          3,273          1,421
Provision for income taxes(1)                              12,205          7,213          3,742          1,309            568
                                                         --------       --------       --------       --------       --------
Net income(1)                                            $ 20,168       $ 10,819       $  5,613       $  1,964       $    853
                                                         ========       ========       ========       ========       ========
Net income per share - Primary (1)                       $   0.35       $   0.32       $   0.18       $   0.07       $   0.03
                                                         ========       ========       ========       ========       ========
Weighted average common and common
equivalent shares outstanding - Primary                    57,002         33,605         30,663         29,452         28,750
                                                         ========       ========       ========       ========       ========
Net income per share - Fully Diluted(1)                  $   0.35       $   0.32       $   0.18       $   0.07       $   0.03
                                                         ========       ========       ========       ========       ========
Weighted average common and common
equivalent shares outstanding - Fully Diluted              58,027         33,605         30,663         29,452         28,750
                                                         ========       ========       ========       ========       ========

                                                                                     At December 31,
                                                      -----------------------------------------------------------------------------
                                                           1996             1995            1994           1993          1992
                                                       ------------    ------------     -------------  ------------   -----------
                                                                                      (In thousands)
Consolidated Balance Sheets Data:
Working capital                                           $175,597          $38,171         $12,265         $4,502        $1,312
Total assets                                               257,008           71,388          21,435          6,694         2,178
Long-term debt                                                  --               --              --             --            --
Total stockholders' equity                                 230,720           41,314          14,042          4,687         1,414

----------

   (1) For the years and period ended December 31, 1992, 1993, 1994 and September 19, 1995, the Predecessor Corporation elected to report as an S corporation for federal and state income tax purposes. Accordingly, the Predecessor Corporation's stockholders included their respective shares of the Company's taxable income in their individual income tax returns. The pro forma income taxes reflect the taxes that would have been accrued if the Company had elected to report as a C corporation. See Note 10 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

INTRODUCTION

         The Company was founded in 1989 as a switchless reseller of AT&T long distance services to small and medium sized businesses and currently has over 500,000 end users. The Company is currently in the process of completing the deployment of its own nationwide telecommunications network, OBN consisting of five Company-owned, AT&T (now Lucent) manufactured 5ESS-2000 switches connected by AT&T transmission facilities. As more fully described below, the Company believes that gross margins for OBN long distance service will be higher than those for AT&T long distance service. The majority of the Company's new orders are now being placed on OBN which now has over 50,000 end users.

         Historically, the Company has marketed the majority of its services through independent carriers and marketing companies known as "partitions", which allowed the Company to minimize overhead expenses. The Company expanded its business by adding partitions and providing existing and new partitions with operational, financing, marketing and management support. Beginning in 1996, the Company initiated and subsequently expanded through an acquisition in December 1996, a direct marketing effort. Direct marketing requires the Company to incur costs of marketing, including personnel, occupancy, marketing support and additional customer service - costs which were historically borne by partitions. Currently, a large majority of the Company's new sales are generated via direct marketing.

         The Company believes that gross margins for OBN long distance service will be higher than those for AT&T long distance service. AT&T long distance service is "bundled," which means that the Company pays a single, all-inclusive price to AT&T for switching, transmission, and LEC access. OBN long distance service is "unbundled," which means that the Company provides its own switching, pays AT&T for transmission, and pays access fees directly to LECs. The "unbundled" charges per call on OBN are expected to be less than the "bundled" charge paid to AT&T.


         In February 1997 the Company announced a multi-year agreement with America Online, Inc. ("AOL") under which the Company will be the exclusive provider of long distance services to be marketed by AOL to all of its approximate 8 million online subscribers (the "AOL Agreement"). See "RECENT DEVELOPMENTS."

                  The following table presents the Company's sales, operating income and net income by quarter since the first quarter of 1994.


                                              Operating          Net
Quarter Ended                 Sales            Income          Income
-------------                -------        -------------    ----------
                                          (In thousands)
1996:
March 31                     $ 51,065        $  4,546        $  3,377
June 30                        57,015           4,882           4,058
September 30                   60,079           5,871           7,032
December 31                    64,265           6,489           5,701
                             --------        --------        ---------
   Total                     $232,424        $ 21,788        $ 20,168
                             ========        ========        ========

1995:
March 31 (A)                 $ 36,617        $  4,213        $  2,555
June 30 (A)                    44,728           4,855           2,897
September 30 (A)               48,366           4,008           2,519
December 31                    50,391           4,625           2,848
                             --------        --------        ---------
   Total (A)                 $180,102        $ 17,701        $ 10,819
                             ========        ========        ========

1994:
March 31 (A)                 $ 14,413        $  1,806        $  1,092
June 30 (A)                    14,705           1,846           1,102
September 30 (A)               22,521           2,608           1,573
December 31 (A)                31,196           3,029           1,846
                             --------        --------        ---------
   Total (A)                 $ 82,835        $  9,289        $  5,613
                             ========        ========        ========


(A) Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C corporation (the Company's current tax status) for this period. Prior to September 20, 1995, the Company was an S Corporation with all earnings taxed directly to its shareholders.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated certain financial data as a percentage of sales:

                                                                Percentage of Sales, Year Ended December 31,
                                                                ---------------------------------------------
                                                                    1996           1995             1994
                                                                 -----------    -----------     -----------

     Sales                                                            100.0%         100.0%          100.0%
     Cost of sales                                                     86.3           86.7            84.6
                                                                 -----------    -----------     -----------
     Gross profits                                                     13.7           13.3            15.4
     Selling, general and administrative expenses                       4.3            3.5             4.2
                                                                 -----------    -----------     -----------
     Operating income                                                   9.4            9.8            11.2
     Investment and other income, net                                   4.5            0.2             0.1
                                                                 -----------    -----------     -----------
     Income before income taxes                                        13.9           10.0            11.3
     Provision for income taxes                                         5.2            4.0(A)          4.5(A)
                                                                 -----------    -----------     -----------
     Net income                                                         8.7%           6.0%            6.8%
                                                                 ===========    ===========     ===========




(A) Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C corporation (the Company's current tax status) for the years ended December 31, 1995 and 1994. Prior to September 20, 1995, the Company was an S Corporation with all earnings taxed directly to its shareholders.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Sales. Sales increased by 29.1% to $232.4 million in 1996 from $180.1 million in 1995. The increase in sales related primarily to the continued expansion of the Company's distribution network of partitions, as well as increases in the number of orders submitted by the Company's existing partitions. One partition, The Furst Group, Inc. accounted for approximately 11% of the Company's sales in 1996 versus zero in 1995. In addition, significant partition marketing efforts focused on inbound 800 service resulted in sales of $75.3 million for the year ended December 31, 1996 versus $55.6 million for the year ended December 31, 1995.

         Although the Company expects sales to increase through the Company's direct marketing efforts, the AOL Agreement, the addition of new partitions, the growth of end user business through existing partitions and possible future acquisitions, there can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

         Cost of Sales. The Company's cost of sales, consisting primarily of network usage charges for AT&T long distance services, increased by 28.5% to $200.6 million in 1996 from $156.1 million in 1995 and is directly related to the 29.1% increase in sales.

         As a switchless reseller of AT&T long distance services and in order to provide its OBN services, the Company subscribes to contract tariffs. The ability of the Company to negotiate competitive terms of these tariffs has been an important reason for the Company's success. In October 1996, the Company subscribed to a new AT&T contract tariff, which was further revised in December 1996 and permits the Company to continue to resell AT&T long distance services, including AT&T-SDN service, through mid-1998. The new AT&T contract tariff also includes other AT&T services (such as international long distance, inbound and outbound services) that will be used in the Company's nationwide telecommunications network, OBN. The rates that the Company will pay under the new AT&T contract tariff are more favorable to the Company than under previous tariffs. During its term, the new AT&T contract tariff will enable the Company to minimize possible attrition that might result from moving existing end users from the AT&T network to OBN. The new AT&T contact tariff also permits a more gradual introduction of OBN, which should reduce the expense of providing the capacity required in a more rapid phase-in of OBN and lessen the impact of any technical difficulties during the phase-in of OBN. The more gradual introduction of OBN, however, will postpone the Company's realization of the anticipated benefit of the more favorable margins for OBN service, and the new AT&T contract tariff requires the Company to commit to purchase $300 million of service from A&T over the next 4 years, including at least $1 million per month of international service. This commitment is larger than any previous commitment that the Company has made, but the Company believes that it can be met based on its current purchases of long distance service from AT&T which are in excess of $10 million per month. Further, the Company can terminate the new contract tariff without liability to AT&T at the end of 18 months if the Company has generated at least $120 million in usage charges, including at least $15 million in international usage charges. The Company also may discontinue the new contract tariff without liability prior to the 18th month if the Company and AT&T enter into a new contract tariff or another contract with a revenue commitment of at least $7.5 million per month and a term of at least the difference between 18 months and the number of months that the Company subscribed to the contract tariff, provided that the Company must purchase or pay for AT&T services under the contract tariff of at least $6.7 million per month for the months prior to such termination, including $1 million per month of international usage.

         OBN and the operation of the Company's own switches and network will require the Company to incur systems and equipment maintenance, lease, and network personnel expenses significantly above the levels historically experienced by the Company as a switchless reseller of AT&T services. However, these per call costs, in combination with "unbundled" charges paid to LECs and AT&T, are expected to be less than the per call cost currently incurred by the Company as a switchless reseller paying "bundled" charges to AT&T.

         In December 1996, the Company, in connection with the settlement of certain disagreements among the Company, America Business Alliance, Inc. ("ABA"), an independent long distance and marketing company, and the shareholders of ABA, acquired substantially all of the assets of ABA. Operations of its own direct marketing will require the Company to incur additional costs including personnel, occupancy, and marketing support, which may be significantly above levels historically experienced by the Company. There can be no assurance that any cost savings will be realized utilizing direct marketing when compared to the costs historically incurred by the Company utilizing its partitions.

         The AOL Agreement will initially require the Company to provide competitively priced residential long distance service along with various on-line capabilities including on-line sign-up, call detail and reports and credit card payment. The Company may incur significant expenses for the start-up and development of the services contemplated in the agreement particularly during the second and third quarters of 1997. These costs may result in higher costs of sales in 1997 than historically experienced by the Company.

         Gross Margin. Gross margin, the gross profit as a percentage of sales, increased to 13.7% for the year ended December 31, 1996 from 13.3% for the year ended December 31, 1995. The increase in gross margin was due to greater discounts obtained from AT&T on network usage partially offset by direct marketing expenses and higher volume discounts granted to certain partitions. To the extent that the Company may incur additional costs associated with OBN, direct marketing and the AOL Agreement (see Cost of Sales above) gross margin may decline in 1997.

         The Company believes that gross margins for OBN long distance service will be higher than those for AT&T long distance service. AT&T long distance service is "bundled," which means that the Company pays a single, all-inclusive price to AT&T for switching, transmission, and LEC access. OBN long distance service is "unbundled," which means that the Company provides its own switching, pays AT&T for transmission, and pays access fees directly to LECs. The "unbundled" charges per call on OBN are expected to be less than the "bundled" charge paid to AT&T .

         Although the basic rates of the three largest long distance carriers-AT&T, MCI and Sprint-have consistently increased over the past three years, AT&T and other carriers have announced new price plans and significantly simplified rate structures aimed at residential customers, the Company's primary target audience under the AOL Agreement, which may have the impact of lowering overall long distance prices. There can be no assurance that AT&T or other carriers will not make similar offerings available to the small to medium sized businesses that the Company currently serves. Although OBN is expected to make the Company more price competitive, further reductions in long distance prices charged by competitors still may have a material adverse impact on the Company's gross margin in future periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 59.9% to $10.0 million in 1996 from $6.3 million in 1995. The increase in selling, general and administrative expenses was due primarily to the costs associated with hiring additional management personnel to support the Company's continuing growth and increased fees for professional services.

         The Company expects selling, general and administrative expenses to increase as it implements, operates and maintains OBN, its direct marketing efforts and the rollout of the AOL service offering. These efforts will require additional personnel, equipment and support. The additional selling, general and administrative expenses may be offset by the increased sales and profit gained as a result of the implementation of the components of the Company's strategic plan, but increased costs may have an adverse impact on results of operations.

         Investment and Other Income. Investment and other income was $10.6 million in 1996 versus $331,000 in 1995. Investment and other income for the year ended December 31, 1996 includes two nonrecurring gains : a $1.4 million gain on the sale of securities of another long distance company and a $1.5 million gain on the sale of short term U.S. Treasury securities. The remainder of investment and other income consists primarily of interest income earned on the Company's cash balances resulting primarily from the unapplied proceeds of the Company's public offering in April and May 1996 and excess cash from operations.

         As a result of the Company's purchase of ABA for approximately $21.4 million in total consideration and the $100 million initial payment to AOL, interest income for future periods is expected to be significantly less than amounts realized in 1996.

         Provision for income taxes. The Company's effective tax rate declined to 37.7% in 1996 from the pro forma effective tax rate of 40.0% in 1995 due to the lower effective state tax rate in 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Sales. Sales increased by 117.4% to $180.1 million in 1995 from $82.8 million in 1994. The increase in sales related primarily to the continued expansion of the Company's distribution network of partitions, as well as increases in the number of end users obtained by the Company's existing partitions. As a result of the favorable contract tariffs obtained from AT&T, which took effect in July 1994, revenue from marketing inbound 800 service increased significantly in 1995, totaling $55.6 million for the year ended December 31, 1995 and accounting for approximately 30.9% of 1995 sales compared to $7.9 million, or 9.5% of sales, for the year ended December 31, 1994. The Company's revenues for private line services represented approximately 10.2% of 1995 sales compared to an insignificant amount from such services in 1994.

         Cost of Sales. The Company's cost of sales increased by 122.7% to $156.1 million in 1995 from $70.1 million in 1994, primarily as a result of the increase in sales by 117.4%. Cost of sales as a percentage of revenues increased at a higher rate than sales because the Company offered higher volume discounts to certain partitions.

         Gross Margin. Gross margin decreased to 13.3% for the year ended December 31, 1995 from 15.4% for the year ended December 31, 1994. The decrease in gross margin was attributable primarily to the addition of new partitions who received higher volume discounts. Billing costs remained relatively constant as a percentage of sales during both of these periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 82.5%, to $6.3 million in 1995 from $3.4 million in 1994, but decreased as a percentage of sales to 3.5% from 4.2%. Selling, general and administrative expenses decreased as a percentage of sales due to the Company's ability to spread its overhead expenses over a larger sales base. The increase in selling, general and administrative expenses was due primarily to the increase in personnel from 27 to 37 employees, resulting from the increased administrative and management demands on the Company as it has grown, and an increase in fees for professional services.

         Pro Forma Income Taxes. On June 1, 1991, the Company, with the consent of its stockholders, elected to be taxed as an S Corporation. As a result of the election, all earnings of the Predecessor Corporation were taxed directly to the stockholders. Accordingly, the statements of income, prior to the termination of the S Corporation status on September 19, 1995, did not include provisions for income taxes. Pro forma income tax provisions have been calculated as if the Company's results of operations were taxable as a C Corporation under the Internal Revenue Code for all periods presented. See Note 10 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company consummated its initial public offering of 10,350,000 shares of Common Stock in September and October of 1995. The Company received net proceeds from such offering of $42.8 million, of which $4.5 million was used to pay the minority stockholder. The Company consummated a public offering of 17,068,000 shares of Common Stock in April and May, 1996. The Company received net proceeds from such offering of approximately $139.1 million. In addition, during 1996, certain options and warrants to purchase shares of the Company's Common Stock were exercised and the Company received net proceeds of approximately $4.9 million and $7.4 million, respectively. The tax benefit realized from the exercise of options and warrants was approximately $21.3 million and is reflected as an adjustment to additional paid-in capital and taxes payable. At December 31, 1996, the Company had cash, cash equivalents and marketable securities of approximately $157.3 million.

         Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, advances from stockholders and bank borrowings. The Company's net cash flow provided by operations was $10.7 million, $24.5 million and $1.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. Cash provided was $43.9 million, $10.5 million and $10.2 million for the years ended December 31, 1996, 1995 and 1994, respectively, resulting from net income plus reconciling items. The primary reconciling item for the year ended December 31, 1996 was the tax benefit associated with the exercise of stock options and warrants. Cash was used for accounts receivable, advances to partitions and note receivables increases. Increases in advances to partitions and note receivables are due to the Company's increased assistance to new and existing partitions to support their marketing efforts.

         The Company's working capital was $175.6 million and $38.2 million at December 31, 1996 and 1995, respectively. The significant increase in working capital is primarily a result of the completion of the Company's public offering in April and May, 1996.

         The Company invested $27.7 million in capital equipment during the year ended December 31, 1996, of which $22.7 million was used for the acquisition of capital equipment and installation costs relating to the deployment of OBN. To date, through December 31, 1996, the Company has invested $24.9 million for the acquisition of capital equipment and installation costs relating to the deployment of OBN . In June 1996, the Company purchased a new headquarters building in New Hope, Pennsylvania for approximately $1.5 million. In July 1996, the Company also purchased a building in Clearwater, Florida which is used for direct marketing and customer service for approximately $900,000.

         In March 1996, the Company negotiated an unsecured, committed line of credit with PNC Bank, N.A. ("Credit Facility") under which borrowings of up to $50.0 million are available. The Company is required to pay an availability fee of $62,500 per annum, or 0.125% of the total available borrowings. Interest on borrowings is payable monthly at PNC Bank's prime rate less 0.5% or LIBOR plus 0.875%, at the Company's option. Principal is payable upon demand by PNC Bank. Under the terms of the Credit Facility, the Company must maintain certain financial covenants and adhere to certain restrictions. At December 31, 1996, the Company had no borrowings outstanding under the Credit Facility. During February 1997, the bank provided a temporary increase in the amount available under the agreement to $60.0 million under similar terms to the existing credit facility. See "RECENT DEVELOPMENTS".

         The Company has used a portion of the proceeds from its 1996 stock offering for: (i) advances to new and existing partitions to support their marketing efforts, (ii) procurement of additional hardware and software for OBN,
(iii) direct marketing efforts, including the ABA transaction, and a direct marketing center in Clearwater, Florida, and (iv) the purchase of a new headquarters building in New Hope, Pennsylvania. In February 1997, the Company made an initial payment of $100 million to AOL in conjunction with the AOL Agreement more fully described in Recent Developments. The Company intends to use the remaining proceeds: (i) to further fund new and existing partitions,
(ii) to expand direct marketing efforts, and (iii) to take advantage of growth opportunities, including but not limited to, possible acquisitions. At December 31, 1996, excess cash was invested primarily in a U.S. Treasury Bill. Generally, excess cash is invested primarily in short term government securities and cash equivalents consisting of money market accounts with major international brokerage firms. The Company has had to spend less of the proceeds of the 1996 stock offering to start up OBN than originally planned because of the new AT&T contract tariff, which allows the Company to avoid some of the costs associated with moving existing end users to OBN and permits the Company to phase in OBN more cost effectively by not leasing transmission facilities before traffic levels are sufficient to fill them.

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

RECENT DEVELOPMENTS

         On February 25, 1997, the Company announced that it had entered into a Telecommunications Marketing Agreement (the "AOL Agreement"), dated as of February 22, 1997 and effective as of February 25, 1997, with America Online, Inc. ("AOL"), under which the Company will be the exclusive provider of long-distance telecommunications services to be marketed by AOL to all of the subscribers to AOL's online network under a distinctive brand name to be used exclusively for the Company's services. The services will include provision for online sign-up, call detail and reports and credit card payment. Under the AOL Agreement, AOL will provide millions of dollars of online advertising and promotion of the services and provide all of its subscribers with access to a dedicated service area online for the Company. AOL subscribers who sign-up for the telecommunications services will be customers of the Company, as the carrier providing such services. The Company also has certain rights under the AOL Agreement to offer, on a comparably exclusive basis, local and wireless telecommunications services when available.

         It is anticipated that the services will be tested in the early summer and offered generally to AOL subscribers in the fall of 1997. The AOL Agreement has an initial term of three years and can be extended by AOL on an annual basis thereafter.

         Under the AOL Agreement, the Company made an initial payment of $100 million to AOL at signing and agreed to provide marketing payments to AOL based on a percentage of the Company's profits from the services (between 50% and 70%, depending on the number of subscribers to the services). The AOL Agreement provides that $43 million of the initial payment will be offset and recoverable by the Company through reduction of such profit-based marketing payments during the initial term of the AOL Agreement or, subject to certain monthly reductions by offset of the amount thereof, directly by AOL upon certain earlier terminations of the AOL Agreement. The $57 million balance of the initial payment will be offset and is recoverable through a percentage of such profit-based marketing payments made after the first five years of the AOL Agreement (when extended beyond the initial term) and by offset against a percentage of AOL's share of the profits from the services after termination or expiration of the AOL Agreement. Any portion of the $43 million not previously recovered or reduced in amount would be added to the $57 million and would be recoverable similarly.

         Also under the AOL Agreement, the Company issued to AOL at signing two warrants to purchase shares of the Company's common stock at a premium over the market value of such stock on the issuance date. One warrant is for 5 million shares, at an exercise price of $15.50 per share, one-half of which shares will vest at the time the service is first made generally available to AOL online network subscribers in accordance with the AOL Agreement or the first anniversary of the warrant issuance, whichever is earlier, and the balance of which will vest on the first anniversary of issuance if the AOL Agreement has not terminated. The other warrant is for up to 7 million shares, at an exercise price of $14.00 per share, which will vest, commencing December 31, 1997, based on the number of subscribers to the services and would vest fully if there are at least 3.5 million such subscribers at any one time. The Company also agreed to issue to AOL an additional warrant to purchase 1 million shares of its common stock, at market value at the time of issuance, upon each of the first two annual extensions by AOL of the term of the AOL Agreement, which warrants also will vest based on the number of subscribers to the services.

         In connection with the AOL Agreement, the Company and AOL will jointly develop the online marketing and advertising for the services. The Company will provide online customer service as well as inbound calling customer service to the AOL subscribers in connection with the services. While the Company expects to utilize its Clearwater, Florida facility to provide customer service support to AOL subscribers, the Company may need to increase staffing and purchase equipment to support this activity. The Company anticipates that it will incur expenses for the start-up and development of the services contemplated in the AOL Agreement during 1997, including expenses for the expansion of the Clearwater operation, for software programming and for software and hardware additions to the Company's network, OBN, to expand its capacity for the traffic. The Company believes that the increased revenues to the Company resulting from the AOL Agreement and the services offered pursuant thereto will be limited in 1997, but could be significant in 1998, although there can be no assurance that these results can be achieved in light of a number of uncertainties, including the following: the Company's ability to timely develop the online ordering, call detail, billing and customer services for the AOL subscribers, which will require, among other things, being able to identify and employ sufficient personnel qualified to provide necessary programming; the Company's and AOL's ability to work effectively together to jointly develop the online marketing contemplated by the AOL Agreement; the response rate to online promotions of AOL's online subscribers, most of whom are expected to be residential rather than businesses, which have historically been the Company's customer base; the Company's ability to expand OBN to accommodate increased traffic levels; and AOL's ability to successfully execute its publicly stated business plan and implement its announced network changes to improve subscriber access to its online service.

         The Company funded the $100 million initial payment by borrowing $50 million under its Credit Facility under a temporary increase in the facility to $60 million, and an additional $50 million as a margin advance from one of its brokers. Currently, the Company holds a U.S. Treasury Bill with a face value of $150 million, which matures in November 1997, as security for the advance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                           40
Consolidated balance sheets as of December 31, 1996 and 1995                 41
Consolidated statements of income for the years ended
 December 31, 1996, 1995, and 1994                                           42
Consolidated statements of stockholders' equity for the years
 ended December 31, 1996, 1995 and 1994                                      43
Consolidated statements of cash flows for the years ended
 December 31, 1996, 1995 and 1994                                            44
Notes to consolidated financial statements                                   45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Tel-Save Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of Tel-Save Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Save Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
January 29, 1997

                                      TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except for share data)

                                                                                                            December 31,
                                                                                         ---------------------------------------
                                                                                                          1996          1995
            ---------------------------------------------------------------------------- --------------------- -----------------
            ASSETS
            CURRENT:
               Cash and cash equivalents                                                           $    8,023           $41,211
               Marketable securities                                                                  149,237                 -
               Accounts receivable, trade net of allowance for                                         19,971            19,088
                uncollectible accounts of $987 and $804, respectively
               Advances to partitions and note receivables                                             13,410             3,563
               Due from broker                                                                            867             1,100
               Prepaid  expenses and other current assets                                              10,377               194
            ---------------------------------------------------------------------------- --------------------- -----------------
                    TOTAL CURRENT ASSETS                                                              201,885            65,156
            Property and equipment, net                                                                30,097             2,667
            Intangibles, net                                                                           21,102             1,490
            Note receivable from stockholder                                                                -             2,075
            Other assets                                                                                3,924                 -
            ---------------------------------------------------------------------------- --------------------- -----------------
                    TOTAL ASSETS                                                                     $257,008           $71,388
            ---------------------------------------------------------------------------- --------------------- -----------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
            CURRENT:
            Accounts payable and accrued expenses:
               Trade and other                                                                      $  17,812           $12,622
               Partitions                                                                               4,398             3,047
               Sales and excise taxes payable                                                           1,592             1,406
               Other                                                                                    1,619               514
            Securities sold short, at cost to purchase                                                    867             1,100
            Income taxes payable                                                                            -             2,375
            Note payable to stockholder                                                                     -             5,921
            ---------------------------------------------------------------------------- --------------------- -----------------
                    TOTAL CURRENT LIABILITIES                                                          26,288            26,985
            Deferred credits                                                                                -               280
            Deferred income taxes payable                                                                   -             2,809
            ---------------------------------------------------------------------------- --------------------- -----------------
                    TOTAL LIABILITIES                                                                  26,288            30,074
            ---------------------------------------------------------------------------- --------------------- -----------------
            COMMITMENTS AND CONTINGENCIES
            STOCKHOLDERS' EQUITY

               Preferred stock, $.01 par value, 5,000,000 shares                                            -                 -
                 authorized; no shares outstanding

               Common stock - $.01 par value,  100,000,000 shares                                         622               195
                 authorized; 62,237,998 and 19,500,000 issued and
                 outstanding, respectively

               Additional paid-in capital                                                             210,616            37,245

               Retained earnings                                                                       24,042             3,874

               Treasury stock                                                                          (4,560)                -
            ---------------------------------------------------------------------------- --------------------- -----------------
                    TOTAL STOCKHOLDERS' EQUITY                                                        230,720            41,314
            ---------------------------------------------------------------------------- --------------------- -----------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $257,008           $71,388
            ---------------------------------------------------------------------------- --------------------- -----------------

                                                                    See accompanying notes to consolidated financial statements.

                   TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                          1996                 1995                  1994
                                                          ----                 ----                  ----

Sales                                                 $232,424             $180,102              $ 82,835

Cost of sales                                          200,597              156,121                70,104
-------------------------------------------- ------------------ --------------------     -----------------
Gross profit                                            31,827               23,981                12,731

Selling, general and administrative
  expenses                                              10,039                6,280                 3,442
-------------------------------------------- ------------------ --------------------     -----------------
Operating income                                        21,788               17,701                 9,289

Investment and other income, net                        10,585                  331                    66
-------------------------------------------- ------------------ --------------------     -----------------
Income before provision for income taxes                32,373               18,032                 9,355

Provision for income taxes                              12,205                8,997                     -
-------------------------------------------- ------------------ --------------------     -----------------
Net income                                           $  20,168            $   9,035             $   9,355
============================================ ================== ====================     ==================
Pro forma:

  Income before provision for income taxes                                $  18,032             $   9,355

  Pro forma provision for income taxes                                        7,213                 3,742
-------------------------------------------- ------------------ --------------------     -----------------
Pro forma net income                                                      $  10,819             $   5,613
-------------------------------------------- ------------------ --------------------     -----------------
Net income per share - Primary                       $     .35            $     .32             $     .18
-------------------------------------------- ------------------ --------------------     -----------------
Weighted average common and common
  equivalent
  shares outstanding - Primary                          57,002               33,605                30,663
-------------------------------------------- ------------------ --------------------     -----------------
Net income per share - Fully Diluted                 $     .35          $       .32            $      .18
-------------------------------------------- ------------------ --------------------     -----------------
Weighted average common and
common equivalent
   shares outstanding - Fully Diluted                   58,027               33, 605               30,663
-------------------------------------------- ------------------ --------------------     -----------------


                                              See accompanying notes to consolidated financial statements.

                                      -42-

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                   Common Stock        Additional
                                               ---------------------    Paid-in       Retained   Treasury
                                                Shares        Amount    Capital       Earnings    Stock           Total
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                          9,550     $    95   $      --      $   4,592    $    --      $   4,687

   Net income                                      --            --          --          9,355         --          9,355
                                                -------    --------     --------      --------    --------      ---------

 Balance, December 31, 1994                       9,550          95          --         13,947         --         14,042

   Net income                                      --            --          --          9,035         --          9,035

   Cash distributions                              --            --          --        (13,200)        --        (13,200)

   Stock redemption                                --            --          --        (11,400)        --        (11,400)

   Reclassification of S Corporation deficit       --            --      (5,492)         5,492         --             --

   Sale of common stock                           3,450          35      42,802             --         --         42,837

   Three-for-two stock split                      6,500          65         (65)            --         --             --
                                                -------    --------     --------      --------    --------      ---------

Balance, December 31, 1995                       19,500         195      37,245          3,874         --         41,314

   Net income                                      --            --          --         20,168         --         20,168
   Issuance of warrants to partitions              --            --       1,077             --         --          1,077
   Sale of common stock                           8,534          85     138,984             --         --        139,069
   Exercise of common stock options               1,079          11       4,927             --         --          4,938

   Exercise of warrants                           2,006          20       7,383             --         --          7,403
   Income tax benefit related to
      exercise of common stock  options
      and warrants                                   --          --      21,311             --         --         21,311
   Acquisition of treasury stock                     --          --          --             --     (4,560)        (4,560)

   Two-for-one stock split                       31,119         311        (311)            --         --             --
                                                -------    --------     --------      --------    --------      ---------

Balance, December 31, 1996                       62,238     $   622   $ 210,616      $  24,042    $(4,560)     $ 230,720
--------------------------------------------------------------------------------------------------------------------------
                                                              See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Year Ended December 31,
                                                                                    -----------------------------------------------
                                                                                        1996           1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income                                                                        $  20,168        $   9,035       $    9,355
      Adjustment to reconcile net income to net
       cash provided by operating
       activities:
      Unrealized loss on securities                                                           179              234               --
      Provision for bad debts                                                                  38              (28)              52
      Depreciation and amortization                                                         2,462            1,287              477
      Deferred credits                                                                       (280)              --              280
      Income tax benefit related to exercise of options and warrants                       21,311               --               --
      (Increase) decrease in:
        Accounts receivable, trade                                                         (1,065)          (2,996)         (10,899)
        Advances to partitions and note receivables                                       (20,797)          (1,700)          (1,862)
        Prepaid expenses and other current assets                                         (10,183)           1,400             (804)
        Other assets                                                                       (3,924)              --               --
      Increase (decrease) in:
        Accounts and partition payables and accrued expenses                                7,978           12,047            5,023
        Income taxes payable                                                               (5,184)           5,184               --
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                          10,703           24,463            1,622
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Acquisition of intangibles                                                           (9,800)          (1,057)          (2,007)
      Capital expenditures, net                                                           (27,679)          (2,330)            (343)
      Securities sold short                                                                  (411)             866               --
      Due from broker                                                                         233           (1,100)              --
      Loans to stockholder                                                                 (3,034)          (2,075)              --
      Repayments of stockholder loan                                                        5,109               --               --
      Purchase of marketable securities                                                  (149,238)              --               --
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                            (184,820)          (5,696)          (2,350)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from related party transactions                                                 --               --            7,767
      Payments to related parties                                                              --           (1,725)          (7,038)
      Payment of note payable to stockholder                                               (5,921)            (979)              --
      Proceeds from sale of common stock                                                  139,069           42,837               --
      Proceeds from exercise of options and warrants                                       12,341               --               --
      Acquisition of treasury stock                                                        (4,560)              --               --
      Distributions to stockholders                                                            --          (13,200)              --
      Stock redemption                                                                         --           (4,500)              --
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                         140,929           22,433              729
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                      (33,188)          41,200                1
Cash and cash equivalents, at beginning of period                                          41,211               11               10
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                             $   8,023        $  41,211        $      11
------------------------------------------------------------------------------------------------------------------------------------


                                                                        See accompanying notes to consolidated financial statements.

                                      -44-

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

         (a) Business

         Tel-Save Holdings, Inc. (the "Company"), which is incorporated in Delaware, provides long distance services to small and medium-sized businesses located throughout the United States. The Company's long distance service offerings include outbound service, inbound toll-free 800 service and dedicated private line services for data. The Company markets these services nationally primarily through direct marketing and an established distribution network of independent long distance and marketing companies known as "partitions".

         (b) Reorganization

         On September 21, 1995, the Company consummated its initial public offering ("IPO") (Note 8(b)). The shares of Tel-Save, Inc., a Pennsylvania corporation (the "Predecessor Corporation"), owned by the two founding stockholders were contributed to the Company as of the date of the IPO. The majority stockholder exchanged all of his shares of the Predecessor Corporation for 21,060,000 shares of the common stock of the Company plus loans of up to $5,000,000. The majority stockholder repaid his outstanding indebtedness, including interest, using a portion of his proceeds from the sale of 1,500,000 shares of common stock in connection with the Company's public offering in April 1996 (Note 8(a)).

         The minority stockholder exchanged all his shares of the Predecessor Corporation for 7,590,000 shares of the common stock of the Company, $4,500,000 in cash plus a note (the "Cash Flow Note") in the original principal amount of $6,900,000 bearing interest at 10% per annum which was guaranteed by the majority stockholder. The payment and the issuance of the Cash Flow Note to the minority stockholder are accounted for as a distribution of capital. In January 1996, the Company paid the remaining balance of $5,921,000 due under the Cash Flow Note. The transactions described above are collectively referred to as the "Reorganization."

         (c) Basis of financial statements presentation

         The consolidated financial statements include the accounts of Tel-Save Holdings, Inc. and its two wholly-owned subsidiaries and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (d) Recognition of revenue

         The Company recognizes revenue upon completion of telephone calls by end users. Allowances are provided for estimated uncollectible usage.

         (e) Cash and cash equivalents

         The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (f) Marketable securities

         The Company buys and holds securities principally for the purpose of selling them in the near term and therefore, they are classified as trading securities and carried at market. Unrealized holding gains and losses (determined by specific identification) on investments classified as trading securities are included in earnings.

         (g) Prepaid marketing costs

         Certain costs associated with direct marketing to end users are amortized over a six month period.

         (h) Property and equipment and depreciation

         Property  and  equipment  are  recorded  at  cost.   Depreciation   and
amortization is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years.

         (i) Intangibles and amortization

         Intangibles include the costs to acquire billing bases of customer accounts, long-distance service contract pricing plans and goodwill arising from business acquisitions. Amortization is computed on a straight-line basis over the estimated useful lives of the intangibles which range from 1 to 40 years.

         (j) Long-lived assets

         The Company adopted SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as of January 1, 1996 and its implementation did not have a material effect on the consolidated financial statements.

         (k) Income taxes

         Deferred tax assets and liabilities are recorded for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities recorded for financial and tax reporting purposes (Note
10).

          (l) Net income per share

         The computation of net income per share is based on the weighted average number of common shares outstanding during the period plus the effect of common shares issuable upon exercise of stock options and warrants. Fully diluted earnings per share also reflect additional dilution related to stock options and warrants due to the use of the market price at the end of the period when this price is higher than the average price for the period. Net income per share for the years ended December 31, 1995 and 1994 is based on pro forma net income.

         All references in the consolidated financial statements with regard to average number of common stock and related per share amounts have been calculated giving retroactive effect to the exchange of shares in the Reorganization and the stock splits.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (m) Financial instruments and risk concentration

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash investments and marketable securities. At December 31, 1996, a large majority of the Company's cash investments and marketable securities were invested in U.S. government securities and money market funds. The carrying amount of these cash investments approximates the fair value due to their short maturity. The Company believes no significant concentration of credit risk exists with respect to these cash investments and marketable securities.

         (n) Securities sold short/financial investments with off-balance sheet risk

         At December 31, 1996, securities sold short by the Company, which consist of equity securities valued at market, resulted in an obligation to purchase such securities at a future date. The short position was closed in March 1997 and the Company recorded a loss of $54,000.

NOTE 2 -- MAJOR PARTITIONS

         Partitions who provided end user accounts, which in the aggregate account for more than 10% of sales, are as follows:

                                             Number Of          Total Percentage
                                             Partitions              Of Sales
                                            -----------         ---------------

Year ended December 31, 1996                    1                      11%

Year ended December 31, 1995                   --                      --

Year ended December 31, 1994                    1                      13%

NOTE 3 -- PROPERTY AND EQUIPMENT

                                                             December 31,
                                                      -------------------------
                                                        1996             1995
                                                        ----             ----
                                                           (In thousands)

Land                                                   $    220        $   --

Buildings and building improvements                       3,398            --

Switching equipment under construction                   24,861           2,126
Equipment, vehicles and other                             2,117             791
                                                       --------        --------

                                                         30,596           2,917
Less: Accumulated depreciation                             (499)           (250)
                                                       --------        --------
                                                       $ 30,097        $  2,667
                                                       ========        ========

         Switching equipment under construction represents the costs associated with the purchase of AT&T switching equipment and the related installation costs incurred through December 31, 1996 for the deployment of the Company's telecommunications network -- One Better Net ("OBN").

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INTANGIBLES

                                                      Year ended December 31,
                                                     --------------------------
                                                        1996             1995
                                                        ----             ----
                                                           (In thousands)

Goodwill                                              $18,356           $    -
Other                                                   6,533            3,064
                                                      -------            -----
                                                       24,889            3,064
Less:  Accumulated amortization                         3,787            1,574
                                                      -------            -----
                                                      $21,102           $1,490
                                                      =======           ======

         Amortization expense was $2,213,000, $1,157,000 and $417,000 for the years ended December 31, 1996, 1995 and 1994.

NOTE 5 - ACQUISITION

         On December 13, 1996, in connection with the settlement of certain disagreements among the Company, American Business Alliance, Inc. ("ABA") and the shareholders of ABA, the Company acquired substantially all of the assets of ABA, an independent long distance and marketing company which was previously a partition of the Company, for a total purchase price of $21,369,000, comprised of: (1) cash payment of $9,450,000, (2) assumption of $970,000 of liabilities and (3) the release of ABA's outstanding obligations to the Company of $10,949,000.

         This transaction was accounted for as a purchase with the results of ABA included in the consolidated financial statements from the acquisition date. The cost in excess of the net assets acquired (goodwill) was approximately $18,356,000 and is being amortized over forty years using the straight-line method.

         The following pro forma consolidated financial information has been prepared to reflect the acquisition of the assets of ABA. The pro forma financial information is based on the historical financial statements of the Company and ABA. The pro forma financial information is unaudited and is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transaction had been completed as of January 1, 1995 and neither is it necessarily indicative of the results of operations for future periods.

                                                        Year ended December 31,
                                                    ----------------------------
                                                       1996            1995
                                                    ------------    -----------
                                                     (unaudited)     (unaudited)
                                                              (In thousands)

Net sales                                            $233,067           $181,220

Net income                                             13,778             10,269

Net income per share                                      .24                .31

         The above pro forma operating results include each company's results of operations for the indicated years and have been adjusted to adopt the Company's accounting policy for ABA's marketing costs (amortization of certain direct marketing costs over a six month period), reflect the amortization of the goodwill, as generated by the acquisition, over a 40 year period, elimination of the interest income on the $9,450,000 cash payment in connection with the acquisition and reduction of provision for income taxes resulting from the utilization of ABA's net operating losses.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 -- REVOLVING LOAN AGREEMENT

         In March 1996, the Company entered into a revolving loan agreement with an unsecured, committed line of credit with a bank under which borrowings of $50 million are available through March 18, 1997. The Company is required to pay an availability fee per annum of 0.125% of the total available borrowings. Principal is payable upon demand by the bank. Interest is payable monthly at the bank's prime rate less 0.5% or LIBOR plus 0.875%, at the Company's option. Under the terms of the agreement, the Company must maintain certain financial covenants and adhere to certain restrictions. At December 31, 1996, the Company had no borrowings outstanding under the agreement. During February 1997, the bank provided a temporary increase in the amount available under the agreement to $60 million.

NOTE 7 -- RELATED PARTY TRANSACTIONS

         In connection with the Reorganization (Note 1(b)), the Company made distributions of the Company's 1995 taxable income through September 19, 1995 of approximately $13,200,000 in 1995 to its two founding stockholders.

NOTE 8 -- STOCKHOLDERS' EQUITY

         (a)  1996 Public Offering

         The Company consummated a public offering (the "1996 Offering") of 18,568,000 shares of common stock (adjusted to reflect the most recent stock split, Note 8(c)), including the underwriter's over-allotment, at a price of $8.75 per share in April and May, 1996. Of the 18,568,000 shares offered, 17,068,000 were sold by the Company and 1,500,000 were sold by the majority stockholder. Proceeds of the 1996 Offering to the Company, less underwriting discounts of approximately $9,302,000, were approximately $140,043,000. Expenses for the 1996 Offering were approximately $974,000 resulting in net proceeds to the Company of approximately $139,069,000. The majority stockholder used a portion of his proceeds to repay his outstanding indebtedness, including interest, to the Company.

         (b) Initial Public Offering

         In September and October, 1995, the Company consummated its IPO of 10,350,000 shares of common stock (adjusted to reflect stock splits, Note 8(c)), including the underwriter's overallotment option, at a price of $4.59 per share. Proceeds of the offering less underwriting discounts of approximately $3,151,000 were $44,287,000. Expenses for the IPO totaled approximately $1,450,000, resulting in net proceeds to the Company of approximately $42,837,000.

         In connection with the IPO, the Company issued warrants to purchase 900,000 shares of common stock to the underwriter. The exercise price of the warrants is $5.73 per share of common stock and such warrants expire on September 21, 2000.

         (c) Stock Splits

         On January 3, 1997, the Company's Board of Directors approved a two-for-one split of the common stock in the form of a 100% stock dividend. The additional shares resulting from the stock split were distributed on January 31, 1997 to all stockholders of record at the close of business on January 17, 1997. The consolidated balance sheet as of December 31, 1996 and the consolidated statement of stockholders' equity for the year ended December 31, 1996 reflect the recording of the stock split as if it had occurred on December 31, 1996.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On February 16, 1996, the Company's Board of Directors approved a three-for-two split of the common stock in the form of a 50% stock dividend. The additional shares resulting from the stock split were distributed on March 15, 1996, to all stockholders of record at the close of business on February 29,
1996. The consolidated balance sheet as of December 31, 1995 and the consolidated statement of stockholders' equity for the year ended December 31, 1995 reflect the recording of the stock split as if it had occurred on December 31, 1995.

         Further, all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts, warrant and stock option data have been restated for all periods to reflect the stock splits.

         (d) Authorized Shares

         During 1996, the Board of Directors and stockholders approved the increase in the number of authorized shares of the Company's $0.01 par value common stock to 100,000,000 shares.

NOTE 9 - STOCK OPTIONS AND WARRANTS

         (a) Stock Options

         At December 31, 1996, the Company had option agreements with most of its key employees and had one stock option plan. The agreements and plan are more fully described below. The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the agreement and the plan. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized. The following is a summary of the agreements and the option plan:

         Prior to the Company's Initial Public Offering in September, 1995, the Company granted ten key employees options to purchase shares of the Company's common stock. The options, which were valued based on the fair market value of the Company at the date of grant, vest 22 months from the date of issuance and expire five years from the date of grant. All options were vested as of December 31, 1996.

         In September 1995 and March 1996, the Company granted options to purchase a total of 70,000 shares of common stock to each of the two nonemployee directors of the Company.

         In September 1995, the Company's Board of Directors and stockholders adopted the Company's 1995 Employee Stock Option Plan (the "Option Plan") which provided for the granting of up to 1,950,00 shares of common stock. An amendment to the Option Plan was approved by the Board of Directors and stockholders in April 1996 increasing the authorized number of options which can be granted under the Option Plan to 5,000,000 shares of common stock. As of December 31, 1996, 4,985,000 options had been granted under the Option Plan.

         In 1996 the Company granted certain employees 3,561,000 non-qualified options to purchase shares of the Company's common stock.

         The exercise price of all stock options granted under the agreements and Option Plan is at least equal to the fair market value of such shares on the date of the grant. Options become exercisable from one to three years from the date of the grant.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no dividends paid for all years; expected volatility of 40.4% for all years (due to the Company's limited trading history, average volatility of several similar telecommunication companies was used); weighted average risk-free interest rates of 5.8% and 5.7%, respectively; and expected lives of 1 to 4 years.

         Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                       1996               1995
                                                       ----               ----
Net income (in thousands)

     As reported                                     $   20,168       $   10,819

     Pro forma                                       $   16,521       $   10,436

Primary earnings

     As reported                                     $      .35       $      .32

     Pro forma                                       $      .29       $      .31

Fully diluted earnings per share

     As reported                                     $      .35       $      .32

     Pro forma                                       $      .28       $      .31

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following tables contain information on stock options for the three year period ended December 31, 1996:

                                                                           Exercise             Weighted
                                                                         price range            average
                                                   Option Shares          per share          exercise price
-------------------------------------------------------------------------------------------------------------
Outstanding, January 1, 1994                            1,515,600                 $.32                  $.32
Granted                                                   940,200           $.59-$1.57                  $.75
-------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1994                          2,455,800           $.32-$1.57                  $.48
Granted                                                 1,950,000                $4.58                 $4.58
-------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1995                          4,405,800           $.32-$4.58                 $2.30
Granted                                                 6,736,000         $4.09-$12.00                 $7.96
Exercised                                              (2,158,000)          $.32-$5.67                 $2.28
-------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1996                          8,983,800          $.32-$12.00                 $6.54
-------------------------------------------------------------------------------------------------------------
                                                                           Exercise             Weighted
                                                                         price range            average
Exercisable at year-end                            Option Shares          per share          exercise price
-------------------------------------------------------------------------------------------------------------
         1994                                                   -                    -                     -
         1995                                           1,515,600                 $.32                  $.32
         1996                                           2,649,800           $.32-$4.58                 $2.82
-------------------------------------------------------------------------------------------------------------

Options granted in                                                   Weighted-average fair value
-------------------------------------------------------------------------------------------------------------
         1995                                                                    $1.14
         1996                                                                    $2.39
-------------------------------------------------------------------------------------------------------------

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1996:


                                                                       Range of exercise prices
-------------------------------------------------------------------------------------------------------------
                                $.32-$1.57        $4.09-$5.92     $8.25-$9.63       $10.50-$12.00      $.32-$12.00
                              --------------    --------------   -------------     ---------------    -------------

Outstanding Options
Number outstanding
at December 31, 1996              1,114,800        4,308,000          505,000          3,056,000         8,983,800

Weighted-average
remaining contractual
life (years)                           1.64             2.07             2.42               2.59              2.21
Weighted-average
exercise price                         $.38            $4.74            $8.68             $10.98             $6.54

Exercisable options
Number outstanding
at December 31, 1996              1,114,800        1,535,000                -                  -         2,649,800

Weighted-average
exercise price                         $.38            $4.58                -                  -             $2.82

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (b)  Warrants

         At December 31, 1996, the Company had warrant agreements with certain partitions and the underwriter for its IPO (Note 8(b)). All warrants were issued with exercise prices equal to or above the market price of the underlying stock at the date of the grant. These warrants are accounted for based on their fair value. At December 31, 1996, 1,900,000 warrants were outstanding with exercise prices ranging from $4.67 to $5.73 and an average weighted exercise price of $5.00 and 600,000 which were currently exercisable at a weighted exercise price of $5.73. The remaining warrants are exercisable over a one to two year period beginning in January 1997. Further, at December 31, 1996, an additional 1,812,000 warrants were outstanding although the Company currently does not believe that the performance criteria associated with these warrants will be satisfied. In January 1997, 800,000 of the warrants were purchased by the Company and recorded as a reduction in additional paid-in capital. See also Note 13.

NOTE 10 -- INCOME TAXES

         On June 1, 1991, the Company, with the consent of its stockholders, elected to be taxed as an S Corporation. As a result of the election, all earnings of the Predecessor Corporation were taxed directly to the stockholders. Accordingly, the statements of income prior to September 20, 1995 did not include provisions for income taxes. In connection with the Company's IPO, as described in Note 8(b), on September 19, 1995, the Company terminated its S Corporation status. Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C Corporation under the Internal Revenue Code for the years ended December 31, 1995 and 1994.

         The following summarizes the provision for pro forma income taxes:


                                                Year ended December 31,
                                                -----------------------
                                                 1995              1994
                                                 ----              ----
                                                     (In thousands)

Current:
 Federal                                         $5,574          $2,892
 State and local                                  1,639             850
                                                  -----             ---
Pro forma provision for income  taxes            $7,213          $3,742
                                                 ======          ======

         The provision for pro forma income taxes on adjusted historical income for the two years in the period December 31, 1995 differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                                                 Year ended December 31,
                                                                               -------------------------
                                                                                1995                1994
                                                                                ----                ----
                                                                                     (In thousands)
Provision for Federal income taxes at the statutory  rate                        $6,311           $3,274
State and local income taxes, net of Federal benefit                              1,082              561
Other                                                                              (180)             (93)
                                                                               --------        ---------
Pro forma provision for income taxes                                             $7,213           $3,742
                                                                               ========        =========

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As a result of the termination, the Company was required to provide for taxes on income for the period subsequent to September 19, 1995 and for the previously earned and untaxed S Corporation income which has been deferred primarily as a result of reporting on a cash basis. The provision for income taxes for the years ended December 31, 1996 and 1995 consisted of the following:

                                         Year ended December 31,
                                     -------------------------------
                                         1996               1995
                                         ----               ----
                                               (In thousands)
Current:
 Federal                               $10,995              $4,379
 State and local                         1,817               1,809
                                       ---------            -------
  Total  current                        12,812               6,188
Deferred:
 Federal                                  (607)              2,201
 State and  local                            -                 608
                                       ---------            -------
  Total  deferred                         (607)              2,809
                                       ---------            ------
                                       $12,205              $8,997
                                       =========            =======

         A reconciliation of the Federal statutory rate to the provision for income taxes is as follows:

                                                                        Year ended December 31,
                                                 --------------------------------------------------------------------
                                                                   1996                              1995
                                                 --------------------------------    --------------------------------
                                                  (In thousands)                     (In thousands)
Federal income taxes computed at the
statutory rate                                         $11,331              35.0%          $6,311              35.0%
Increase (decrease):
Federal income taxes at the statutory rate
from  January 1, 1995 to September 19, 1995                  -                 -           (4,086)            (22.7)
Federal and state taxes resulting from cash to
   accrual basis for tax reporting                           -                 -            6,399              35.5
State income taxes less Federal benefit                  1,199               3.7              373               2.1
Other                                                     (325)             (1.0)               -                 -
                                                  -------------    --------------    -------------    ---------------
Total provision for income taxes                       $12,205              37.7%          $8,997              49.9%
                                                  =============    ==============    =============    ==============

         Deferred tax (assets) liabilities at December 31, 1996 and 1995 are comprised of the following elements:

                                                                                     Year ended December 31,
                                                                             -----------------------------------
                                                                                    1996                  1995
                                                                             -------------        --------------
                                                                                        (In thousands)
Taxable loss carryforwards                                                        $(3,705)              $    -
Federal and state taxes resulting from cash
     to accrual basis for tax reporting                                             2,342                3,130
Amortization of certain intangibles                                                   (85)                (227)
Other                                                                                 (55)                 (94)
                                                                             --------------       --------------
Deferred tax (assets) liabilities (included in other assets for 1996)             $(1,503)              $2,809
                                                                             ==============       ==============

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 -- STATEMENTS OF CASH FLOWS


                                                               Year ended December 31,
                                                        ----------------------------------
                                                         1996          1995          1994
                                                         ----          ----          ----
                                                                  (In thousands)
Supplemental disclosure of cash flow information:
 Cash paid for:
 Interest                                                 $   47        $   24     $  55
                                                        ========      ========     =====
 Income taxes                                             $1,090        $3,813     $  --
                                                        ========      ========     =====

          In connection with the acquisition of the assets of ABA, the Company released ABA of its outstanding obligations to the Company of $10,949,000 (Note
5). During 1996, the Company recorded an intangible of $1,077,000 in connection with the issuance of warrants to certain partitions (Note 9(b)).

         During 1995, the Company issued the Cash Flow Note in the amount of $6,900,000 to the minority stockholder of the Predecessor Corporation in connection with the IPO and Reorganization (Note 1(b)).

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      First         Second               Third               Fourth
                                                      Quarter       Quarter              Quarter             Quarter
                                                      -------       -------              -------             -------
                                                                (In thousands, except for share data)
1996
   Sales                                                $51,065      $57,015            $60,079             $64,265
   Gross profit                                           6,832        7,387              8,323               9,285
   Operating income                                       4,546        4,882              5,871               6,489
   Net income                                             3,377        4,058              7,032               5,701
   Net income per share - Primary                          0.08         0.07               0.11                0.09
   Net income per share - Fully Diluted                    0.07         0.07               0.11                0.09

1995
   Sales                                                $36,617      $44,728            $48,366             $50,391
   Gross profit                                           5,374        6,113              5,670               6,824
   Operating income                                       4,213        4,855              4,008               4,625
   Net income                                             2,555        2,897              2,519               2,848
   Net income per share - Primary                          0.08         0.09               0.08                0.07
   Net income per share-Fully Diluted                      0.08         0.09               0.08                0.07

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENT

         On February 25, 1997, the Company announced that it had entered into a Telecommunications Marketing Agreement (the "AOL Agreement"), dated as of February 22, 1997 and effective as of February 25, 1997, with America Online, Inc. ("AOL"), under which the Company will be the exclusive provider of long-distance telecommunications services to be marketed by AOL to all of the subscribers to AOL's online network under a distinctive brand name to be used exclusively for the Company's services. The services will include provision for online sign-up, call detail and reports and credit card payment. Under the AOL Agreement, AOL will provide millions of dollars of online advertising and promotion of the services and provide all of its subscribers with access to a dedicated service area online for the Company. AOL subscribers who sign-up for the telecommunications services will be customers of the Company, as the carrier providing such services. The Company also has certain rights under the AOL
Agreement to offer, on a comparably exclusive basis, local and wireless telecommunications services when available.

         It is anticipated that the services will be tested in the early summer and offered generally to AOL subscribers in the fall of 1997. The AOL Agreement has an initial term of three years and can be extended by AOL on an annual basis thereafter.

         Under the AOL Agreement, the Company made an initial payment of $100,000,000 to AOL at signing and agreed to provide marketing payments to AOL based on a percentage of the Company's profits from the services (between 50% and 70%, depending on the number of subscribers to the services). The AOL Agreement provides that $43 million of the initial payment will be offset and recoverable by the Company through reduction of such profit-based marketing payments during the initial term of the AOL Agreement or, subject to certain monthly reductions by offset of the amount thereof, directly by AOL upon certain earlier terminations of the AOL Agreement. The $57 million balance of the initial payment will be offset and is recoverable through a percentage of such profit-based marketing payments made after the first five years of the AOL Agreement (when extended beyond the initial term) and by offset against a percentage of AOL's share of the profits from the services after termination or expiration of the AOL Agreement. Any portion of the $43 million not previously recovered or reduced in amount would be added to the $57 million and would be recoverable similarly.

         Also under the AOL Agreement, the Company issued to AOL at signing two warrants to purchase shares of the Company's common stock at a premium over the market value of such stock on the issuance date. One warrant is for 5 million shares, at an exercise price of $15.50 per share, one-half of which shares will vest at the time the service is first made generally available to AOL online network subscribers in accordance with the AOL Agreement or the first anniversary of the warrant issuance, whichever is earlier, and the balance of which will vest on the first anniversary of issuance if the AOL Agreement has not terminated. The other warrant is for up to 7 million shares, at an exercise price of $14.00 per share, which will vest, commencing December 31, 1997, based on the number of subscribers to the services and would vest fully if there are at least 3.5 million such subscribers at any one time. The Company also agreed to issue to AOL an additional warrant to purchase 1 million shares of its common stock, at market value at the time of issuance, upon each of the first two annual extensions by AOL of the term of the AOL Agreement, which warrants also will vest based on the number of subscribers to the services.

         The Company funded the $100 million initial payment by borrowing $50 million under its revolving loan agreement under a temporary increase in the agreement to $60 million (Note 6), and an additional $50 million as a margin advance from one of its brokers. Currently, the Company holds a U.S. Treasury Bill with a face value of $150 million, which matures in November 1997, as security for the advance.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
            DISCLOSURE

   Not applicable.



                                    PART III

ITEMS 10 THROUGH 13.

         Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in April or May of 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Form 10-K relates.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this annual Report on Form 10-K.

         1. Consolidated Financial Statements:

         The Consolidated Financial Statements filed as part of this Form 10-K are listed in the "Index to Consolidated Financial Statements" in Item 8.

         2. Consolidated Financial Statement Schedule:

         The Consolidated Financial Statement Schedule filed as part of this report is listed in the "Index to S-X Schedule."

         Schedules other than those listed in the accompanying Index to S-X Schedule are omitted for the reason that they are either not required, not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                              INDEX TO S-X SCHEDULE




                                                                           PAGE
                                                                           ----



Report of Independent Certified Public Accountants                          60
Schedule II -- Valuation & Qualifying Accounts                              61

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Tel-Save Holdings, Inc.

         The audits referred to in our report dated January 29, 1997 relating to the consolidated financial statements of Tel-Save Holdings, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 1996. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, the financial statement Schedule II -- Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.




/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
January 29, 1997

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  Charged
                                                  Balance at      to Costs
                                               Beginning of          and             Other                       Balance at
Description                                         Period        Expenses          Changes     Deductions     End of Period
-----------                                         ------        --------          -------     ----------     -------------
Year ended December 31, 1996:
   Reserves and allowances deducted from asset accounts:
   Allowance for uncollectible
       accounts                                         $804             $38       $145(a)           $ --              $987
                                                        ====             ===       =======           ====              ====

Year ended December 31, 1995:

   Reserves and allowances deducted
         from asset accounts:
   Allowance for uncollectible
      accounts                                          $987           $(13)     $(170)(a)         $   --              $804
                                                        ====           =====     =========         ======              ====

Year ended December 31, 1994:

 Reserves and allowances deducted from asset accounts:
 Allowance for uncollectible
   accounts                                             $287             $53       $647(a)        $    --              $987
                                                        ====             ===       =======        =======              ====

   (a) Amount represents portion of change in allowance for uncollectible accounts applied against Accounts Payable - Partitions.


         (3) Exhibits:

EXHIBIT NO.          DESCRIPTION
----------           ----------------------------------------------------------------------------------------------
2.1                  Plan of  Reorganization  Between and among Tel-Save  Holdings,  Inc., a Delaware  Corporation,
                     Tel-Save, Inc., a Pennsylvania  Corporation,  Daniel Borislow and Paul Rosenberg, and Exhibits
                     Thereto  (Incorporated  by reference to Exhibit 2.1 to the  Company's  registration  statement on Form S-1 (File No. 33-94940)).

3.1                  Amended and Restated  Certificate of  Incorporation of the Company,  as amended  (incorporated by  reference  to Exhibit 3.1 to the  Company's  registration  statement on Form S-1 (File No.
                     33-94940)).

3.2                  Bylaws  of  the  Company   (incorporated   by  reference  to  Exhibit  3.2  to  the  Company's
                     registration statement on Form S-1 (File No. 33-94940)).

9.1                  Voting  Trust  Agreement  between  Daniel  Borislow  and Paul  Rosenberg  (included as part of
                     Exhibit 2.1).

10.1*                Employment   Agreement   between  the  Company  and  Daniel  Borislow  and  related  Agreement
                     (incorporated  by reference to Exhibit 10.1 to the  Company's  registration  statement on Form
                     S-1 (File No. 33-94940)).

10.2*                Employment  Agreement between the Company and Emanuel J. DeMaio  (incorporated by reference to
                     Exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 33-94940)).

10.3*                Employment  Agreement  between the Company and Gary W. McCulla  (incorporated  by reference to
                     Exhibit 10.3 to the Company's registration statement on Form S-1 (File No. 33-94940)).

10.4*                Employment  Agreement  between the Company and Joseph A. Schenk  (incorporated by reference to
                     Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 333-2738)).

10.5*                Employment  Agreement between the Company and Aloysius T. Lawn,  IV(incorporated  by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 333-2738)).

10.6*                Employment Agreement between the Company and Edward B. Meyercord, III.

10.7                 Indemnification  Agreement between the Company and Daniel Borislow  (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 33-94940)).

10.8                 Indemnification  Agreement  between  the  Company  and  Emanuel  J.  DeMaio  (incorporated  by reference  to  Exhibit  10.5 to the  Company's  registration  statement  on Form S-1 (File No.
                     33-94940)).

10.9                 Indemnification  Agreement between the Company and Gary W. McCulla  (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-1 (File No. 33-94940)).






10.10                Indemnification   Agreement  between  the  Company  and  Joseph  M.  Morena  (incorporated  by reference  to  Exhibit  10.7 to the  Company's  registration  statement  on Form S-1 (File No.
                     33-94940)).

10.11                Indemnification  Agreement  between  the  Company  and  Peter  K.  Morrison  (incorporated  by reference  to  Exhibit  10.8 to the  Company's  registration  statement  on Form S-1 (File No.
                     33-94940)).

10.12                Indemnification  Agreement  between the Company and Kevin R. Kelly  (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-1 (File No. 33-94940)).

10.13                Indemnification  Agreement  between the Company and  Aloysius  T. Lawn,  IV  (incorporated  by reference to Exhibit 10.12 to the Company's  Form 10-K for the Fiscal year ended  December 31,
                     1995).

10.14                Indemnification Agreement between the Company and Edward B. Meyercord, III.

10.15                Agreement  dated as of March 15, 1994  between the Company and Global  Network  Communications
                     (incorporated  by reference to Exhibit 10.10 to the Company's  registration  statement on Form
                     S-1 (File No. 33-94940)).

10.16                AT&T  Contract  Tariff No. 516  (incorporated  by reference to Exhibit  10.11 to the Company's registration statement on Form S-1 (File No. 33-94940)).

10.17                AT&T  Contract  Tariff No. 1715  (incorporated  by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 333-2738)).

10.18                AT&T  Contract  Tariff No. 2039  (incorporated  by reference to Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 333-2738)).

10.19                AT&T  Contract  Tariff No. 2432  (incorporated  by reference to Exhibit 10.17 to the Company's registration statement on Form S-1 (File No. 333-2738)).

10.20                AT&T  Contract  Tariff No. 3628  (incorporated  by reference to Exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 333-2738)).

10.21                AT&T  Contract  Tariff No. 5776.

10.22                $50,000,000  line of credit  from PNC  Bank,  N.A.,  dated  March 22,  1996  (incorporated  by reference  to Exhibit  10.19 to the  Company's  registration  statement  on Form S-1 (File No.
                     333-2738)).

10.23                Modification Agreement between the Company and PNC Bank, N.A. dated February 24, 1997.

10.24+               General Agreement between Tel-Save,  Inc. and AT&T Corp. dated June 26, 1995  (incorporated by reference  to Exhibit  10.14 to the  Company's  registration  statement  on Form S-1 (File No.
                     33-94940)).

10.25*               Tel-Save  Holdings,  Inc.  1995  Employee  Stock  Option Plan  (incorporated  by  reference to
                     Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 33-94940)).






10.26*               Tel-Save  Holdings,  Inc.  Employee  Bonus Plan  (incorporated  by reference to page 13 of the
                     Company's Proxy  Statement for the Company's 1996 Annual Meeting of  Stockholders  dated April
                     3, 1996).

10.27*               Non-Qualified  Stock Option  Agreement  between the Company and Daniel Borislow  (incorporated by reference to Exhibit  10.17 to the Company's  registration  statement on Form S-1 (File No.
                     33-94940)).

10.28*               Non-Qualified  Stock Option Agreement between the Company and Emanuel J. DeMaio  (incorporated by reference to Exhibit  10.18 to the Company's  registration  statement on Form S-1 (File No.
                     33-94940)).

10.29*               Non-Qualified  Stock Option  Agreement  between the Company and Mary Kennon  (incorporated  by reference  to Exhibit  10.19 to the  Company's  registration  statement  on Form S-1 (File No.
                     33-94940)).

10.30*               Non-Qualified  Stock Option  Agreement  between the Company and Gary W. McCulla  (incorporated by reference to Exhibit  10.20 to the Company's  registration  statement on Form S-1 (File No.
                     33-94940)).


10.31*               Non-Qualified  Stock Option Agreement between the Company and Peter K. Morrison  (incorporated by reference to Exhibit  10.22 to the Company's  registration  statement on Form S-1 (File No.
                     33-94940)).

10.32++              Telecommunications  Marketing  Agreement by and among the Company,  Tel-Save,  Inc. and America
                     Online, Inc., dated February 22, 1997.

11.1                 Net Income Per Share  Calculation.

21.1                 Subsidiaries  of the Company.

23.1                 Consent of BDO Seidman, LLP.

27                   Financial Data Schedule.

----------
   * Management contract or compensatory plan or arrangement.

   + Confidential treatment previously has been granted for a portion of this exhibit.

   ++ Confidential treatment has been requested for a portion of this exhibit.

   (b) Reports on Form 8-K.

   The following Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 1996:

   1.   Current Report on Form 8-K dated December 30, 1996.

   2.    Current Report on Form 8-K dated November 18, 1996.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                          TEL-SAVE HOLDINGS, INC.
March 18, 1997

                                                By: /s/ Daniel Borislow
                                                    ----------------------------
                                                      Daniel Borislow
                                                      Chairman of the Board,
                                                      Chief Executive Officer
                                                      and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 1997                                By: /s/ Daniel Borislow
                                                  -------------------
                                                     Daniel Borislow
                                                     Chairman of the Board,
                                                      Chief Executive
                                                      Officer and Director

                                              By:
                                                  -------------------
                                                    Gary W. McCulla
                                                    President, Director of Sales
                                                     and Marketing and Director

March 18, 1997                                By: /s/ Emanuel J. DeMaio
                                                  ---------------------
                                                     Emanuel J. DeMaio
                                                     Chief Operations
                                                      Officer and Director

March 18, 1997                                By: /s/ Joseph A. Schenk
                                                  --------------------
                                                     Joseph A. Schenk
                                                     Chief Financial Officer,
                                                      Treasurer and Director

March 18, 1997                                By: /s/ Kevin R. Kelly
                                                  ------------------
                                                     Kevin R. Kelly
                                                     Controller

March 18, 1997                                By:  /s/ George Farley
                                                   -----------------
                                                     George Farley
                                                     Director

March 18, 1997                                By: /s/ Harold First
                                                  ----------------
                                                     Harold First
                                                     Director

March 18, 1997                                By: /s/ Ronald R. Thoma
                                                  -------------------
                                                     Ronald R. Thoma
                                                     Director