Form 10-K/A
period 1996-12-31
TEL SAVE HOLDINGS INC
filed 1997-04-30
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 0 - 26728

                             Tel-Save Holdings, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                        23-2827736
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
--------------------                ------------------------------------------
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

     The aggregate market value of voting stock held by non- affiliates of the registrant as of April 28, 1997 was approximately $580,777,000 based on the average of the high and low prices of the Common Stock on April 28, 1997 of $14.6875 per share as reported on the Nasdaq National Market.

     As of April 28, 1997, the Registrant had outstanding 64,258,823 shares of its Common Stock, par value $.01 per share.

         This Form 10-K/A is being filed in accordance with General Instruction G.(3) to include the information required by Part III of Form 10-K.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors shall consist of not less than one nor more than 15 persons, the exact number to be fixed and determined from time to time by resolution of the Board of Directors. The Board of Directors has acted to fix the number of directors at seven. Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation, the Board of Directors is divided into three classes, as nearly equal in number as reasonably possible, with terms currently expiring at the annual meeting of stockholders in 1997 ("Class II"), the annual meeting of stockholders in 1998 ("Class I") and the annual meeting of stockholders in 1999 ("Class III"), respectively.

         The following sets forth certain biographical information, present occupation and business experience for the past five years for each of the Class I, Class II and Class III directors.

         CLASS I:  DIRECTORS WHOSE TERMS WILL EXPIRE IN 1998

         DANIEL BORISLOW, AGE 35. Mr. Borislow founded the Company and has served as a director and as Chief Executive Officer of the Company since its inception in 1989. Prior to founding the Company, Mr. Borislow formed and managed a cable construction company.

         RONALD R. THOMA, AGE 61. Mr. Thoma currently serves as Executive Vice President of Crown Cork and Seal Company, Inc. where he has been employed since 1955. Mr. Thoma has served as a director of the Company since 1995.

         CLASS II:  DIRECTORS WHOSE TERMS WILL EXPIRE IN 1997

         GARY W. MCCULLA, AGE 37. Mr. McCulla currently serves as President and Director of Sales and Marketing. In 1991, Mr. McCulla founded GNC and was its President. Until March 1994, GNC was a privately-held independent marketing company and one of the Company's partitions. At that time, the Company acquired certain assets of GNC.

         GEORGE FARLEY, AGE 58. Mr. Farley is currently Group Vice President of Finance/Chief Financial Officer of Twin County Grocers, Inc., a food distribution company. Prior to joining Twin County in September 1995, Mr. Farley was a partner of BDO Seidman LLP, where he had served as a partner since 1974.

         HAROLD FIRST, AGE 60. Mr. First currently serves as a director of Cadus Pharmaceutical Corporation. Mr. First served as Chief Financial Officer of Icahn Holdings Corporation and related entities from December 1990 through December 1992. Mr. First is a certified public accountant. Mr. First has served as a director of the Company since 1995.

         CLASS III:  DIRECTORS WHOSE TERMS WILL EXPIRE IN 1999

         EMANUEL J. DEMAIO, AGE 38. Mr. DeMaio joined the Company in February 1992 and currently serves as Chief Operations Officer. Prior to joining the Company, from 1981 through 1992, Mr. DeMaio held various technical and managerial positions with AT&T.

         JOSEPH A. SCHENK, AGE 38. Mr. Schenk joined the Company in January 1996 and currently serves as Chief Financial Officer and Treasurer. He is a certified public accountant. From September 1993 to January 1996, Mr. Schenk was Vice President, Capital Markets Group, with Jefferies & Co. Previously, Mr. Schenk was Vice President of Transcap Associates, a venture capital firm, and held various roles with Price Waterhouse and Deloitte & Touche.

EXECUTIVE OFFICERS

         Information with respect to executive officers of the Company is presented following Item 4 of this report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and certain officers and persons who are the beneficial owners of more than 10 percent of the Common Stock are required to report their ownership of the Common Stock, options and certain related securities and any changes in that ownership to the Securities and Exchange Commission ("SEC"). Specific due dates for these reports have been established, and the Company is required to report in this proxy statement any failure to file by such dates in 1996. Although the Company believes that all of the required filings have been made, the Company failed to inform Messrs. First and Thoma that the grant of certain stock options could not be reported on a deferred basis. Promptly upon receipt of such notification from the Company, Messrs. First and Thoma each filed a report relating to the grant of those options approximately one month late. In making this statement, the Company has relied on copies of the reporting forms received by it.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth information as to the compensation paid by the Company to the Chief Executive Officer for services rendered and the four other most highly compensated executive officers (the "Named Executives") of the Company for the fiscal years ended December 31, 1996, 1995 and 1994.


                           SUMMARY COMPENSATION TABLE

                                                                                                           Long Term
                                                                                                         Compensation
                                                                     Annual Compensation
                                                                                                          Securities
                                                                                                          Underlying
                                                                                                         Options/SARs
Name and Principal Position                         Year               Salary(1)         Bonus(1)           (#)(2)
---------------------------                         ----               ---------         --------        -------------
DANIEL BORISLOW, Chairman and Chief Executive       1996               $325,000          $500,000              --
Officer                                             1995               $300,000            $5,769              --
                                                    1994               $275,000              --                --

GARY W. MCCULLA, President and Director of          1996               $300,000          $350,000           900,000
Sales and Marketing                                 1995               $240,000          $304,615           199,200
                                                    1994               $150,000          $450,000(3)        783,900

EMANUEL J. DEMAIO, Chief Operations Officer         1996               $165,000          $150,000           270,000
                                                    1995               $130,000          $152,500           199,200
                                                    1994               $120,000          $ 25,000              --

EDWARD B. MEYERCORD, III(4),                        1996               $ 52,000          $400,000           800,000
Executive Vice President--Marketing and
Corporate Development

JOSEPH A. SCHENK,                                   1996               $180,000          $ 18,000           600,000
Chief Financial Officer


-----------------------------------

(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table.

(2) As adjusted to reflect a two-for-one stock split effective as of January 31, 1997.

(3)      In March  1994,  GNC, a partition  wholly  owned by Mr.  McCulla,  sold certain assets to the Company for $300,000 and, in connection therewith, Mr. McCulla agreed to become an employee of the Company and was paid $450,000.

(4) Mr. Meyercord was hired by the Company effective as of September 5, 1996. In connection therewith, Mr. Meyercord was paid $400,000.

STOCK OPTION GRANTS

         The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1996 to the Named Executives.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                                                         Potential Realizable
                                            Percent of                                     Value at Assumed
                                               Total                                     Annual Rates of Stock
                            Number of        Options/                                   Price Appreciation for
                            Securities         SARs                                         Option Term(3)
                            Underlying      Granted to        Exercise
                           Options/SARs    Employees in       Price per      Expiration       5%           10%
Name                      Granted(1)(2)       1996            Share(2)          Date         ($)           ($)
-------------------------------------------------------------------------------------------------------------------
Gary W. McCulla               450,000        13.5%             $ 4.58         7/12/98       268,000        558,000
                              450,000                          $ 4.58         7/12/99       385,000        819,000

Emanuel J. DeMaio             135,000         4.1%             $ 4.58         7/12/98        80,000        167,000
                              135,000                          $ 4.58         7/12/99       115,000        246,000

Edward B. Meyercord, III(4)   266,666        12.0%             $11.13         9/5/99        468,000        982,000
                              266,666                          $11.13         9/5/00        640,000      1,377,000
                              266,666                          $11.13         9/5/01        820,000      1,812,000

Joseph A. Schenk              600,000         9.0%             $ 4.25         7/16/97       194,000        395,000

(1) Options generally are not vested until 12 months after the date of original grant and expire either six months or two years from the date of vesting.

(2) The number of shares of Common Stock, underlying options and the exercise price of the options has been adjusted to reflect a two-for-one stock split in the form of a stock dividend effective as of January 31, 1997.

(3) Disclosures of the 5% and 10% assumed annual compound rates of stock appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future common stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

(4)      Such options have been granted  subject to  stockholder  approval.

         The following table sets forth information concerning the year-end value of unexercised in-the-money options held by each of the Named Executives.


                  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                       Number of Securities     Value of Unexercised
                                                                      Underlying Unexercised        In-the-Money
                                                                           Options/SARs            Options/SARs at
                                                                      at Fiscal Year-End(#)     Fiscal Year-End($)(1)
                                                                     -------------------------------------------------
                          Shares Acquired                                 Exercisable/             Exercisable/
Name                        on Exercise(#)     Value Realized($)         Unexercisable(2)           Unexercisable

Daniel Borislow                  -                   -                      300,000/   -           4,254,000/     -

Gary W. McCulla               600,000            $5,709,000                 383,100/900,000        4,534,113/8,928,000

Emanuel J. DeMaio             330,000            $3,230,700                 497,100/270,000        6,200,286/2,678,400

Edward B. Meyercord, III         -                   -                         -   /800,000             -   /2,696,000

Joseph A. Schenk                 -                   -                         -   /600,000             -   /6,150,000

(1) Based on a year-end fair market value of the underlying securities equal to $14.50 as adjusted to reflect a two-for-one stock split in the form of a stock dividend effective as of January 31, 1997).


EMPLOYMENT CONTRACTS

         Daniel Borislow is a party to an employment agreement with the Company that expires in September 2000. Under the terms of the agreement, Mr. Borislow is entitled to an annual base salary of $300,000, customary benefits and a cost of living adjustment based upon the Consumer Price Index as published by the Department of Labor. In March 1996, the non-employee director members of the Compensation Committee approved an increase in Mr. Borislow's annual base salary to $325,000.

         Gary W. McCulla is a party to an employment agreement with the Company that expires on April 1, 1999. Under the contract, Mr. McCulla is entitled to a minimum annual base salary of $300,000 for each year.

         Emanuel J. DeMaio is a party to an employment agreement with the Company that expires April 1, 1999. Under the contract, Mr. DeMaio is entitled to a minimum annual base salary of $165,000 for the first year, $175,000 for the second year and $185,000 for the third year.

         Edward B. Meyercord, III entered into a five-year employment agreement with the Company effective as of September 5, 1996. Under the contract, Mr. Meyercord is entitled to a minimum annual base salary of $210,000 for each year.

         Joseph A. Schenk entered into a three-year employment agreement with the Company effective as of January 16, 1996. Under the terms of the agreement, Mr. Schenk is entitled to a minimum annual base salary of $200,000.

         The above-described agreements require each of the executives to maintain the confidentiality of Company information and assign inventions to the Company. In addition, each of such executive officers has agreed that such person will not compete with the Company by engaging in any capacity in any business that is competitive with the business of the Company during the term of his respective agreement and thereafter for specified periods.

COMPENSATION OF DIRECTORS

         The Company pays non-employee directors an annual retainer of $20,000. As of March 16, 1996, the Company's employee directors approved the grant to each non-employee director of an option to purchase 40,000 shares of Common Stock. The Board may, from time to time in the future, grant options to non-employee directors. Non-employee directors also are reimbursed for reasonable expenses incurred in connection with attendance at Board meetings or meetings of committees thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Daniel Borislow, the Chief Executive Officer of the Company, serves on the Compensation Committee. Mr. Borislow's compensation is determined by the non-employee director members of the Compensation Committee, subject to the terms of Mr. Borislow's employment agreement. See "Employment Contracts."

         In connection with a reorganization of a predecessor corporation to the Company, Mr. Borislow was granted the right to request certain loans from the Company of up to $5 million, bearing interest at 8.75% and secured by shares of Mr. Borislow's Common Stock. During the first quarter of 1996, the entire amount of such loans was outstanding. Mr. Borislow discharged such indebtedness, plus accrued interest, and relinquished any rights to additional loans in April 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of April 29, 1997 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named below and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                   Number of         Percent of
                                                    Shares             Shares
                                                 Beneficially       Beneficially
      Name                                          Owned(1)           Owned
     ------                                     -------------       ------------

Daniel Borislow                                 24,236,540(2)(3)(7)     37.6%
Putnam Investments, Inc.(4)                         8,045,342           12.5%
  One Post Office Square
  Boston, Massachusetts  02109
Paul Rosenberg                                   7,590,000(2)           11.8%
  4068 Boc Aire Boulevard
  Boca Raton, Florida 33487
Massachusetts Financial Services Company(5)         6,983,500           10.9%
  500 Boylston Street
  Boston, Massachusetts  02116
FMR Corp.(6)                                        4,812,300            7.5%
  82 Devonshire Street
  Boston, Massachusetts  02109
Gary W. McCulla                                       383,100(7)          *
Emanuel J. DeMaio                                     497,100(7)          *
Joseph A. Schenk                                      600,000             *
Edward B. Meyercord, III                                 ----             *
George Farley                                            ----             *
Harold First                                           70,000             *
Ronald R. Thoma                                        70,000             *
All directors and executive officers
as a group (11 persons)(7)                         26,376,540           40.0%
----------
*  Less than 1%.

1 The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission ("SEC") and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. The number of shares of Common Stock reported herein have been adjusted to reflect a two-for-one stock split effective as of January 31, 1997.

2 Includes 7,590,000 shares of Common Stock owned of record by Mr. Rosenberg for which Mr. Borislow has the right to vote pursuant to a voting trust agreement.

3 Includes 300,000 shares of Common Stock that may be acquired upon the exercise of stock options.

4 Based on information provided to the Company, Putnam Investments, Inc., together with certain affiliates, reports beneficial ownership of 8,045,342 shares as of March 11, 1997.

5 Massachusetts Financial Services Company ("MFS"), an investment adviser, filed an amendment to a Schedule 13G with the SEC on April 17, 1997 (the "MFS 13G"), in which it reported beneficial ownership of 6,983,500 shares, 6,223,400 of which are also beneficially owned by MFS Series Trust II--MFS Emerging Growth Fund, an investment company, and 760,100 of which are also owned by certain non-reporting entities as well as MFS. The foregoing information is derived from the MFS 13G.

6 FMR Corp. and Fidelity International Limited (collectively "Fidelity") filed Schedules 13D with the SEC on April 25, 1997 (the "Fidelity 13Ds") in which they and certain affiliates reported beneficial ownership of a total of 4,812,300 shares. The foregoing information is derived from the Fidelity 13Ds.

7 Includes shares of Common Stock that may be acquired upon the exercise of stock options within 60 days of April 29, 1997 in the following amounts: Mr. Borislow, 300,000 shares (see note 2); Mr. McCulla, 383,100 shares; Mr. DeMaio 497,100 shares; Mr. First, 70,000 shares; Mr. Thoma, 70,000 shares; and all directors and officers as a group, 1,660,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         See "Compensation Committee Interlocks and Insider Participation" under
Item 11 hereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TEL-SAVE HOLDINGS, INC.



                                            By: /s/ Daniel Borislow
                                               --------------------------------
                                                Daniel  Borislow  Chairman  of
                                                the Board of Directors,  Chief
                                                Executive Officer and Director



Date: April 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated below:


        Signature                 Title                    Date
        ---------                 -----                    -----

  /s/ Daniel Borislow      Chairman of the Board       April 30, 1997
  ----------------------   of Directors, Chief
     Daniel Borislow       Executive Officer and
                           Director (Principal
                           Executive Officer)

  /s/ Gary W. McCulla      President, Director         April 30, 1997
  ----------------------   of Sales and Marketing
     Gary W. McCulla       and Director

  /s/ Emanuel J. DeMaio    Chief Operations            April 30, 1997
  ----------------------   Officer and Director
    Emanuel J. DeMaio

  /s/ Joseph A. Schenk     Chief Financial Officer     April 30, 1997
  ----------------------   and Director (Principal
     Joseph A. Schenk      Financial Officer)

  /s/ Kevin R. Kelly       Controller (Principal       April 30, 1997
  ----------------------   Accounting Officer)
      Kevin R. Kelly


  /s/ George P. Farley     Director                    April 30, 1997
  ----------------------
    George P. Farley


  /s/ Harold First         Director                    April 30, 1997
  ----------------------
       Harold First

  /s/ Ronald R. Thoma      Director                    April 30, 1997
  ----------------------
     Ronald R. Thoma