Form 10-Q
period 1997-03-31
TEL SAVE HOLDINGS INC
filed 1997-05-15
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                              -----------    -------

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


                                   23-2827736
                      -----------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)


                       6805 ROUTE 202, NEW HOPE, PA. 18938
                -------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES - ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 215 - 862 - 1500


     ---------------------------------------------------------------------------
     FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGES SINCE LAST REPORT.

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

COMMON STOCK, $.01 PAR VALUE, 64,258,823 SHARES OUTSTANDING AS OF MAY 12, 1997.

                             TEL-SAVE HOLDINGS, INC.
                                    FORM 10-Q
                                 MARCH 31, 1997

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of March 31, 1997
                 and December 31, 1996                                         3

               Consolidated Statements of Income for the three
                 months ended March 31, 1997 and 1996                          4

               Consolidated Statement of Stockholders' Equity for the
                 three months ended March 31, 1997                             5

               Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1997 and 1996                          6

               Notes to Consolidated Financial Statements                      7

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

PART II - OTHER INFORMATION

      Items 1 - 6                                                             20

      Signatures                                                              22

PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                 MARCH 31,        December 31,
                                                                                    1997              1996
-------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
ASSETS:
CURRENT:
   Cash and cash equivalents                                                    $  15,719          $   8,023
   Marketable securities                                                           24,459            149,237
   Accounts receivable, trade net of allowance for uncollect-
      ible accounts of $1,348 and $987, respectively                               31,172             19,971
   Advances to partitions and note receivables                                     15,231             13,410
   Due from broker                                                                      -                867
   Prepaid  expenses and other current assets                                      15,268             10,377
------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                      101,849            201,885
Property and equipment, net of accumulated depreciation of
   $706 and $499, respectively                                                     35,591             30,097
Intangibles, net of accumulated amortization of $4,604 and
   $3,787, respectively                                                            26,262             21,102
Advance to AOL                                                                    111,700                  -
Other assets                                                                        3,699              3,924
------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                             $279,101           $257,008
======================================================================  ================= ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
Accounts payable and accrued expenses:
   Trade and other                                                               $ 15,894            $17,812
   Partitions                                                                       6,282              4,398
   Sales and excise taxes payable                                                   1,429              1,592
   Other                                                                              507              1,619
Securities sold short, at cost to purchase                                              -                867
------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                  24,112             26,288
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares autho-
      rized; no shares outstanding                                                      -                  -
   Common stock - $.01 stated value, 100,000,000 autho-
      rized; 63,028,823 and 62,237,998 issued and outstand-
      ing, respectively                                                               630                622
   Additional paid-in capital                                                     227,256            210,616
   Retained earnings                                                               31,663             24,042
   Treasury stock                                                                  (4,560)            (4,560)
------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                254,989            230,720
------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $279,101           $257,008
======================================================================  ================= ==================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                          FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                        ------------------------
                                                           1997            1996
--------------------------------------------------------------------------------
SALES                                                   $71,160         $51,065
COST OF SALES                                            58,193          44,233
--------------------------------------------------------------------------------
GROSS PROFIT                                             12,967           6,832
SELLING, GENERAL AND ADMINISTRATIVE                       3,293           2,286
--------------------------------------------------------------------------------
OPERATING INCOME                                          9,674           4,546
OTHER INCOME, NET                                         2,819             872
--------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                 12,493           5,418
PROVISION FOR INCOME TAXES                                4,872           2,041
--------------------------------------------------------------------------------
NET INCOME                                              $ 7,621         $ 3,377
=============================================================== ===============
NET INCOME PER SHARE - PRIMARY                          $   .12         $   .08
=============================================================== ===============
WEIGHTED AVERAGE COMMON AND COMMON EQUIV-
   ALENT SHARES OUTSTANDING - PRIMARY                    65,839          43,086
=============================================================== ===============
NET INCOME PER SHARE - FULLY DILUTED                    $   .12         $   .07
=============================================================== ===============
WEIGHTED AVERAGE COMMON AND COMMON EQUIV-
   ALENT SHARES OUTSTANDING - FULLY DILUTED              65,839          45,858
=============================================================== ===============
                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                   Common Stock          Additional                        Treasury Stock
                               ---------------------      Paid-in         Retained    -----------------------
                               Shares        Amount       Capital         Earnings     Shares         Amount        Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997      62,238          $622         $210,616       $24,042     (428)        $(4,560)       $230,720

NET INCOME                         -             -                -         7,621         -               -          7,621

ISSUANCE OF WARRANTS TO
   AOL                             -             -           11,700             -         -               -         11,700

ISSUANCE OF COMMON STOCK         141             1            2,217             -         -               -          2,218

EXERCISE OF COMMON STOCK
   WARRANTS                      650             7            3,026             -         -               -          3,033

PURCHASE OF COMMON STOCK
   WARRANTS                        -             -           (4,400)            -         -               -         (4,400)

INCOME TAX BENEFIT RELATED
    TO COMMON
    STOCK WARRANTS                 -             -            4,097             -         -               -          4,097
--------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997       63,029          $630         $227,256       $31,663     (428)        $(4,560)       $254,989
====================================  ============ ================  ============  ======== =============== ==============

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                -------------------------------
                                                                     1997              1996
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                      $   7,621            $3,377
Adjustment to reconcile net income to net cash (used in)
   provided by operating activities:
   Unrealized loss on securities sold short and marketable
   securities                                                         220                50
   Provision for bad debts                                            775                17
   Depreciation and amortization                                    1,024               517
   Deferred credits                                                     -              (120)
   Income tax benefit related to warrants                           4,097                 -
   (Increase) decrease in:
      Accounts receivable - trade                                 (11,562)           (1,595)
      Advances to partitions and note receivables                  (1,821)           (1,816)
      Prepaid expenses and other current assets                    (4,892)             (497)
      Other assets                                                    225            (1,463)
   Increase (decrease) in:
      Accounts and partition payables and accrued expenses         (1,723)            3,263
      Income taxes payable                                              -             1,266
-----------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities        (6,036)            2,999
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of intangibles                                      (3,759)             (439)
   Capital expenditures                                            (5,701)           (8,770)
   Securities sold short                                             (867)              660
   Due from broker                                                    867              (710)
   Loans to stockholder                                                 -            (2,915)
   Proceeds from sale of marketable securities                    124,559                 -
   Advance to AOL                                                (100,000)                -
-----------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities        15,099           (12,174)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from exercise of common stock warrants                  3,033                 -
   Purchase of common stock warrants                               (4,400)                -
   Payment of note payable to stockholder                               -            (5,920)
-----------------------------------------------------------------------------------------------
        Net cash used in financing activities                      (1,367)           (5,920)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                7,696           (15,095)
Cash and cash equivalents, at beginning of period                   8,023            41,211
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                     $  15,719           $26,116
========================================================================= =================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation        The  consolidated financial statements include
                                  the accounts of Tel- Save  Holdings,  Inc. and
                                  its two  wholly-owned  subsidiaries,  and have
                                  been  prepared as if the entities had operated
                                  as a single  consolidated  group  since  their
                                  respective   dates   of   incorporation.   All
                                  intercompany balances and transactions have been eliminated.

                                  The consolidated financial statements and related notes thereto as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1996 was derived from the audited financial statements included in the Company's Form 10-K. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future periods.

2.   Stock Split                  On  January 3, 1997,  the  Company's  Board of
                                  Directors approved a two-for-one split of the common stock in the form of a 100% stock dividend. The additional shares resulting from the stock split were distributed on January
                                  31, 1997, to all stockholders of record at the close of business on January 17, 1997. The consolidated balance sheet as of December 31, 1996 reflects the recording of the stock split as if it had occurred on December 31, 1996.
                                  Further, all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts, warrant and stock option data have been restated for all periods to reflect the stock split.

3.   AOL Agreement                In conjunction  with the  previously  reported
                                  Telecommunications  Marketing  Agreement  with
                                  America Online,  Inc. ("AOL  Agreement"),  the
                                  Company  advanced  AOL a total of $100 million
                                  (the "Cash  Advance")  and issued  warrants to
                                  purchase  up  to  12  million  shares  of  the
                                  Company's   stock.  The  $11.7  million  value
                                  assigned  at the grant  date by an  investment
                                  bank to the anticipated  number of warrants to
                                  be vested  will be adjusted to the extent that
                                  the  number  of  warrants   ultimately  vested
                                  differs from the anticipated  vested warrants.
                                  The Company has thus advanced $111.7 million for its rights under the AOL Agreement.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                  The AOL Agreement provides for marketing payments based on the "pre-tax profit" (as defined in the AOL Agreement) for each calendar quarter from the services provided by the Company. AOL's share of the pre-tax profit will vary from 50% to 70% percent depending on the level of revenues from services provided by the Company. The Company will withhold a portion of AOL's share of the pre-tax profit as a recovery of the Cash Advance. The Company is permitted to withhold up to $4.3 million in each of the 10 quarters ending after December 31, 1997 and to withhold 33% of AOL's share of the pre-tax profits for every quarter ending after June 30, 2002 until the entire Cash Advance has been recovered. AOL's share of pre-tax profits in excess of the $4.3 million and 33% will be distributed as earned.

                                  The Company has acquired the exclusive use of a distinctive brand name that will be used to market the Company's telecommunications services (the "Services") to be provided by the Company and marketed by AOL under the AOL Agreement (the "Mark"). AOL is required to provide an online area on the AOL network (the "Online Area") for the Company's exclusive use in marketing and remarketing the Services during the term of the AOL Agreement and thereafter. The Online Area provides direct access to the Company's online network server by users of the AOL network. The Company's exclusive use of the Mark, the Online Area and marketing and remarketing rights to the Customer Base (which are the significant intangibles that the Company has identified that were acquired in the AOL Agreement) survive the termination of the AOL Agreement and continue as long as there are any remaining end users of the Services. The Company will identify, with the assistance of outside experts, the specific rights obtained, the aggregate and individual values to be allocated to those rights and the appropriate range of useful lives of each such right. The amortization of the rights, combined with the profits allocable to AOL (based on percentages as specified in the AOL Agreement as adjusted for certain cash withheld by the Company during years one to three and five to seven as also provided in the AOL Agreement), will be reflected as costs in the Company's future income statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                  The Company fully expects that it will have the beneficial use of the Mark, the Online Area and other significant rights under the AOL Agreement for at least 40 years and that such usage will be an integral and substantial part of OBN and the Company's continuing operations. However, the actual lives assigned will be ultimately determined based on the specific evidence identified. The value of any additional warrants that may be granted to AOL in years 4 or 5 in conjunction with an extension of the "term" of the AOL Agreement will be valued at that time and will be charged as an expense in the Company's income statement.

 4.  Recent Accounting            In February  1997,  the  Financial  Accounting
     Pronouncement                Standards  Board  issued  Statement  No.  128,
                                  "Earnings per Share," which is effective for fiscal years ending after December 15, 1997.
                                  The Company will adopt Statement No. 128 for the year ended December 31, 1997. The adoption of this standard is not expected to have a material impact on the Company's consolidated statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             INTRODUCTION
             The Company was founded in 1989 as a switchless reseller of AT&T long distance services to small and medium-sized businesses and currently has over 500,000 end users. The Company has completed successful testing of its own nationwide telecommunications network, One Better Net ("OBN") consisting of five Company-owned, AT&T (now Lucent) manufactured 5ESS-2000 switches connected by AT&T transmission facilities. A majority of the Company's new orders are now being placed on OBN. As more fully described below, the Company believes that gross margins for OBN long distance service will be higher than those for AT&T long distance service which the Company resells.

             Historically, the Company has marketed the majority of its services through independent carriers and marketing companies known as
             "partitions", which allowed the Company to minimize overhead expenses. The Company expanded its business by adding partitions and providing existing and new partitions with operational, financing, marketing and management support. Beginning in 1996, the Company initiated and subsequently expanded through an acquisition in December 1996, a direct marketing effort. Direct marketing requires the Company to incur costs of marketing, including personnel, occupancy, marketing support and additional customer service - costs which were historically borne by partitions. Currently, a large majority of the Company's new sales are generated via direct marketing. From time to time, the Company may consider acquisitions and other transactions in the course of pursuing its business strategy.

             The Company believes that gross margins for OBN long distance service will be higher than those for AT&T long distance service which the Company resells. AT&T long distance service is "bundled," which means that the Company pays a single, all-inclusive price to AT&T for switching, transmission, and LEC access. OBN long distance service is "unbundled," which means that the Company provides its own switching, pays AT&T for transmission, and pays access fees directly to LECs. The "unbundled" charges per call on OBN are expected to be less than the "bundled" charge paid to AT&T.

             On February 25, 1997, the Company announced that it had entered into a Telecommunications Marketing Agreement (the "AOL Agreement"), dated as of February 22, 1997 and effective as of February 25, 1997, with AOL, under which the Company will be the exclusive provider of long distance telecommunications services to be marketed by AOL under a distinctive brand name to be used exclusively for the Company's services. The services will include provision for online sign-up, call detail and reports and credit card payment. Under the AOL Agreement, AOL will provide millions of dollars of online advertising and promotion of the services and provide all of its subscribers with access to a dedicated service area online for the Company. AOL subscribers who sign up for the telecommunications services will be customers of the Company, as the carrier providing such services.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


             The Company  also has certain  rights  under the AOL  Agreement  to offer, on a comparably exclusive basis, local and wireless telecommunications services when such services become available to the Company through a contract for resale or otherwise. The inclusion of such additional services (which the Company does not currently offer) in the telecommunications services to be marketed by AOL under the distinctive brand name is subject to the negotiation of an amendment to the AOL Agreement describing the specifics of the rollout, marketing and other terms applicable to such new services offering, including the specific economic arrangements between the Company and AOL with respect to such additional services. AOL and the Company have agreed to submit any dispute with respect to such an amendment for resolution by arbitration. AOL may not contract for the provision of such additional services with any other provider prior to December 31, 1997 nor may it so contract after the Company has become and is the provider of such additional service under the AOL Agreement. The Company also has certain rights of first refusal with respect to such additional services should AOL seek to contract with any other provider prior to such times.


             The exclusivity provisions of the AOL Agreement generally do not prohibit AOL from selling online advertising to other telecommunications service providers. AOL may terminate its exclusivity obligations under the AOL Agreement with respect to a category of telecommunications services (long-distance, local and wireless) if the Company's overall pricing to end users for such category of services exceeds the overall prices for such services that are generally available to end users from major carriers so as to be non-competitive with those carriers' offerings. The Company expects that this termination opportunity is unlikely to occur, since the Company's business plan and policy are to provide telecommunications services at prices that are competitive with those generally available to end users from major carriers.

             It is anticipated that the services will be tested in the early summer and offered generally to AOL subscribers in the fall of 1997. The AOL Agreement has an initial term of three years and can be extended by AOL on an annual basis thereafter.

             Under the AOL Agreement, the Company made an initial advance of $100 million to AOL at signing and agreed to providing marketing payments to AOL based on a percentage of the "pretax profit" (as defined in the AOL Agreement) from the services (between 50% and 70%, depending on the revenues from the services). The AOL Agreement provides that $43 million of the initial advance will be offset and recoverable by the Company through reduction of such profit-based marketing payments during the initial term of the AOL Agreement or, subject to certain monthly reductions by offset of the amount thereof, directly by AOL upon certain earlier terminations of the AOL Agreement. The $57 million balance of the initial advance and any portion of the $43 million not previously recovered will be offset and is recoverable through a percentage of such profit-based marketing payments made after the first five years of the AOL Agreement (when extended beyond the initial term) and by offset against a percentage of AOL's share of the profits from the services after termination or expiration of the AOL Agreement.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


             In addition, the Company issued to AOL at signing two warrants to purchase shares of the Company's common stock at a premium over the market value of such stock on the issuance date. One warrant is for 5 million shares, at an exercise price of $15.50 per share, one-half of which shares will vest at the time the service is first made generally available to AOL online network subscribers in accordance with the AOL Agreement or the first anniversary of the warrant issuance, whichever is earlier, and the balance of which will vest on the first anniversary of issuance if the AOL Agreement has not terminated. The other warrant is for up to 7 million shares, at an exercise price of $14.00 per share, which will vest, commencing December 31, 1997, based on the number of subscribers to the services and would vest fully if there are at least 3.5 million such subscribers at any one time. The Company also agreed to issue to AOL an additional warrant to purchase 1 million shares of its common stock, at market value at the time of issuance, upon each of the first two annual extensions by AOL of the term of the AOL Agreement, which warrants also will vest based on the number of subscribers to the services.

             The $11.7 million value assigned at the grant date by an investment bank to the anticipated number of warrants to be vested will be adjusted to the extent that the number of warrants ultimately vested differs from the anticipated vested warrants. The Company has thus advanced $111.7 million for its rights under the AOL Agreement.

             Further, the Company and AOL will jointly develop the online marketing and advertising for the services. The Company will provide online customer service as well as inbound calling customer service to the AOL subscriber base in connection with the services. While the Company expects to utilize its Clearwater, Florida facility to provide customer service support to AOL subscribers, the Company may need to increase staffing and purchase equipment to support this activity. The Company anticipates that it will incur expenses for the start-up and development of the services contemplated in the AOL Agreement during 1997, including expenses for the expansion of the Clearwater operation, for software programming and for software and hardware additions to the Company's network, OBN, to expand its capacity for the traffic. The Company believes that the increased revenues to the Company resulting from the AOL Agreement and the services offered pursuant thereto will be limited in 1997, but could be significant in 1998, although there can be no assurance that these results can be achieved in light of a number of uncertainties, including the following: the Company's ability to timely develop the online ordering, call detail, billing and customer services for the AOL subscribers, which will require, among other things, being able to identify and employ sufficient personnel qualified to provide necessary programming; the Company's and AOL's ability to work effectively together to jointly develop the online marketing contemplated by the AOL Agreement; the response rate to online promotions of AOL's online subscribers, most of whom are expected to be residential rather than businesses, which have historically been the Company's customer base; the Company's ability to expand OBN to accommodate increased traffic levels; and AOL's ability to successfully execute its publicly stated business plan and implement its announced network changes to improve subscribers access to its online service.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


             In addition to historical information, certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
             Section 21E of the Securities Exchange act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to,"estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. Important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AT&T, increased price competition for long distance services, delays in the direct marketing of residential long distance services under the AOL Agreement, attrition in the number of end users, and changes in government policy or regulation. The Company undertakes no obligation to update its forward- looking statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS
The following table sets forth for the periods indicated certain financial data as a percentage of sales:

                                                      PERCENTAGE OF SALES
                                                   --------------------------
                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                   --------------------------
                                                    1997               1996
--------------------------------------------------------------------------------
SALES                                               100.0%             100.0%
COST OF SALES                                        81.8               86.6
                                                  -------              -----
GROSS PROFIT                                         18.2               13.4
SELLING, GENERAL AND ADMINISTRATIVE                   4.6                4.5
                                                    -----               ----
OPERATING INCOME                                     13.6                8.9
OTHER INCOME, NET                                     4.0                1.7
                                                     ----               ----
INCOME BEFORE PROVISION FOR INCOME TAXES             17.6               10.6
PROVISION FOR INCOME TAXES                            6.9                4.0
                                                     ----               ----
NET INCOME                                           10.7%               6.6%
============================================================================

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


                    THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

                    SALES. Sales increased by 39.4% to $71.2 million in the first quarter of 1997 from $51.1 million in the first quarter of 1996. The increase in sales related primarily to the initial marketing of the Company's OBN services, as well as increases in the number of orders submitted by the Company's direct marketing operation and the addition of new partitions.


                    Although the Company expects sales to increase through the Company's direct marketing efforts, the AOL Agreement, the addition of new partitions, the growth of end user business through existing partitions and possible future acquisitions, there can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

                    COST OF SALES. The Company's costs of sales increased by 31.6% to $58.2 million in the first quarter of 1997 from $44.2 million in the first quarter of 1996. The primary component of the Company's cost of sales is network usage costs. Prior to 1997, network usage costs consisted solely of "bundled" charges from AT&T. Beginning in 1997, the Company also incurred "unbundled" charges, including local access fees, associated with the operation of OBN. Both "bundled" and "unbundled" charges are directly related to calls made by the Company's end users.

                    As a switchless reseller of AT&T long distance services and in order to provide its OBN services, the Company subscribes to contract tariffs. The ability of the Company to negotiate competitive terms of these tariffs has been an important reason for the Company's success. In October 1996, the Company subscribed to a new AT&T contract tariff, which was further revised in December 1996 and permits the Company to continue to resell AT&T long distance services, including AT&T-SDN service, through mid-1998. The new AT&T contract tariff also includes other AT&T services (such as international long distance, inbound and outbound services) that will be used in the Company's nationwide telecommunica-tions network, OBN. The rates that the Company pays under the new AT&T contract tariff are more favorable to the Company than under previous tariffs. During its term, the new AT&T contract tariff will enable the Company to minimize possible attrition that might result from moving existing end users from the AT&T network to OBN. The new AT&T contract tariff also permits a more gradual introduction of OBN, which has reduced the expense of providing the capacity required in a more rapid phase-in of OBN and lessened the impact of any technical difficulties during the phase-in of OBN. The new AT&T contract tariff requires the Company to commit to purchase $285 million of service from AT&T over the next 4 years, including at least $1 million per month of international service. This commitment is larger than any previous commitment that the Company has made, but the Company believes that it can be met based on its current purchases of long distance service from AT&T which are in excess of $10 million per month. Further, the Company can terminate the new contract tariff without liability to AT&T at the end of 18 months if the Company has generated at least $105 million in usage charges, including at least $15 million in international usage charges. The Company also may discontinue the new contract tariff without liability prior to the 18th month if the Company and AT&T enter into a new contract tariff or another contract with a revenue commitment of at least $7.5

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


                    million per month and a term of at least the difference between 18 months and the number of months that the Company subscribed to the contract tariff, provided that the Company must purchase or pay for AT&T services under the contract tariff at least $6.7 million per month for the months prior to such termination, including $1 million per month of international usage.

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

                    Operations of its own direct marketing requires the Company to incur additional costs including personnel, occupancy, and marketing support, which are significantly above levels historically experienced by the Company.

                    The AOL Agreement will initially require the Company to provide competitively priced residential long distance service along with various on-line capabilities including on-line sign-up, call detail and reports and credit card payment. The Company may incur expenses for the start-up and development of the services contemplated in the AOL Agreement particularly during the second and third quarters of 1997. These costs may result in higher costs of sales in 1997 than historically experienced by the Company.

                    GROSS MARGIN. Gross margin increased to 18.2% in the first quarter of 1997 from 13.4% during the first quarter of 1996. The increase in gross margin was primarily due to lower network usage costs and credits for long distance services on the Company's new contract tariff with AT&T and network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T. As a result of the Company's expansion of its direct marketing, decreases in partition costs were more than offset by an increase in direct marketing costs.

                    Although the basic rates of the three largest long distance carriers - AT&T, MCI and Sprint - have consistently increased over the past three years, AT&T and other carriers have announced new price plans and significantly simplified rate structures aimed at residential customers, the Company's primary target audience under the AOL Agreement, which may have the impact of lowering overall long distance prices. There can be no assurance that AT&T or other carriers will not make similar offerings available to the small and medium sized businesses that the Company currently serves. Although OBN is expected to make the Company more price competitive, further reductions in long distance prices charged by competitors still may have a material adverse impact on the Company's gross margin in future periods.

                    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 44.0% to $3.3 million in the first quarter of 1997 from $2.3 million in the first quarter of 1996. The increase in selling, general and administrative expenses was due primarily to the costs associated with hiring additional management personnel to support the Company's continuing growth and increased fees for professional services.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


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

                    OTHER INCOME. Other income was $2.8 million in the first quarter of 1997 versus $872,000 for the first quarter of 1996. Other income consists primarily of interest income earned on the Company's cash balances resulting primarily from the unapplied proceeds of the Company's public offering in April 1996 and excess cash from operations.

                    As a result of the $100 million initial advance to AOL, interest income for future periods is expected to be significantly less than amounts realized for the three months ended March 31, 1997.

                    PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 39.0% for the three months ended March 31, 1997 from the effective tax rate of 37.7% for the three months ended March 31, 1996 due to an anticipated higher effective state tax rate in 1997.

                    OTHER INFORMATION. While the Company does not release revenues and earning per share estimates to the public and does not intend to continue to do so in the future, the Company currently expects that revenues and earnings per share for 1997 will be in line with the current consensus of analysts' published projections, which estimate total 1997 revenues of $300 million to $350 million and 1997 earnings per share of approximately $.45 to $.52. These revenue projections reflect the Company's decision to defer direct marketing of its long distance services to residential customers until its marketing arrangements with AOL are in place in light of increasingly aggressive price competition for residential long distance telecommunications services. The Company also notes that certain previously published reports by the financial press regarding analysts' 1997 earnings per share estimates failed to take into account the Company's two-for-one stock split in the form of a stock dividend effective as of January 31, 1997.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES



                    LIQUIDITY AND CAPITAL RESOURCES

                    The Company consummated its initial public offering of 10,350,000 shares of Common Stock in September and October of 1995. The Company received net proceeds from such offering of $42.8 million, of which $4.5 million was used to pay the minority stockholder. The Company consummated a public offering of 17,068,000 shares of Common Stock in April and May, 1996. The Company received net proceeds from such offering of approximately $139.1 million. During 1996, certain options and warrants to purchase shares of the Company's Common Stock were exercised and the Company received net proceeds of approximately $4.9 million and $7.4 million, respectively. Also during 1996, the Company repurchased approximately 428,000 shares, which are held as treasury shares, for $4.6 million. During the three months ended March 31, 1997, certain warrants to purchase shares of the Company's Common Stock were exercised and the Company received net proceeds of approximately $3.0 million. In addition, the Company purchased certain Common Stock warrants for $4.4 million. The tax benefit realized from the options and warrants was approximately $21.3 million in 1996 and $4.1 million for the quarter ended March 31, 1997 and is reflected as an adjustment to additional paid-in capital and taxes payable. At March 31, 1997, the Company had cash, cash equivalents and marketable securities of approximately $40.2 million.

                    The Company's working capital was $77.7 million and $175.6 million at March 31, 1997 and December 31, 1996, respectively. The significant decrease in working capital is primarily a result of the $100 million cash advance made to AOL in February, 1997.

                    The Company invested $5.7 million in capital equipment during the quarter ended March 31, 1997, of which $1.2 million was used for the acquisition of capital equipment and installation costs relating to the deployment of OBN. To date, through March 31, 1997, the Company has invested $26.1 million for the acquisition of capital equipment and installation costs relating the deployment of OBN.

                    In March 1996, the Company negotiated an unsecured, committed line of credit with PNC Bank, N.A. ("PNC Credit Facility") under which borrowings of up to $50.0 million are available. The Company is required to pay an availability fee of $62,500 per annum, or 0.125% of the total available borrowings. Interest on borrowing is payable monthly at PNC Bank's prime rate less 0.5% or LIBOR plus 0.875%, at the Company's option. Principal is payable upon demand by PNC Bank. Under the terms of the PNC Credit Facility, the Company must maintain certain financial covenants and adhere to certain restrictions. During February 1997, the bank provided a temporary increase in the amount available under the agreement to $60.0 million under similar terms to the existing credit facility. At March 31, 1997, the Company had no borrowings outstanding under the PNC Credit Facility.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


                    In February 1997, the Company negotiated a secured, committed line of credit with Merrill Lynch International Bank Limited ("ML Credit Facility") under which borrowings of up to $120.0 million, based on specific collateral value presented to Merrill Lynch, are available. Interest on borrowings is payable at LIBOR plus 0.625%. Principal is payable upon demand by Merrill. Under the terms of the ML Credit Facility, the Company must maintain certain financial covenants and adhere to certain restrictions. At March 31, 1997, the Company had no borrowings outstanding under the ML Credit Facility.

                    The Company has used a portion of the proceeds from its 1996 stock offering for: (i) advances to new and exiting partitions to support their marketing efforts, (ii) procurement of additional hardware and software for OBN,
                    (iii) direct marketing efforts, including the ABA transaction, and a direct marketing center in Clearwater, Florida, (iv) the purchase of a new headquarters building in New Hope, Pennsylvania and (v) an initial advance of $100 million made in February 1997 to AOL in conjunction with the AOL Agreement. The Company intends to use the remaining proceeds: (i) to further fund new and existing partitions,
                    (ii) to expand direct marketing efforts, and (iii) to take advantage of growth opportunities, including but not limited to, possible acquisitions. At March 31, 1997, excess cash was invested primarily in cash equivalents and marketable securities. Generally, excess cash is invested primarily in marketable securities, short term government securities and cash equivalents consisting of money market accounts with major international brokerage firms. The Company has had to spend less of the proceeds of the 1996 stock offering to start up OBN than originally planned because of the new AT&T contract tariff, which allows the Company to avoid some of the costs associated with moving existing end users to OBN and permits the Company to phase in OBN more cost effectively by not leasing transmission facilities before traffic levels are sufficient to fill them.

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

                    The Company believes that its current cash position, marketable securities, the credit facilities and the cash flow expected to be generated from operations, will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

PART II -      OTHER INFORMATION


Item 1.        Legal Proceedings
               -----------------
               None

Item 2.        Changes in Securities
               ---------------------
               In January, 1997 in connection with the exercise of outstanding warrants the Company issued 650,000 shares of its common stock to the holders of such warrants upon the payment of $3,033,000 in accordance with the terms thereof. The Company believes that the issuance of such warrants was exempt from registration under the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereunder.

               In March, 1997, in connection with the acquisition of certain assets and the assumption of certain liabilities of a former partition, the Company issued an aggregate of 140,825 shares of common stock to such partition of which 35,206 shares of common stock are held by the Company pursuant to the terms of an escrow agreement. The Company believes that the issuance of such shares was exempt from registration under the 1933 Act pursuant to
               Section 4(2) thereunder.

               Reference is made to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the issuance of warrants to AOL in accordance with the AOL Agreement. The Company believes that the issuance of such warrants was exempt from registration under the 1933 Act pursuant to Section 4(2) thereunder.


Item 3.        Defaults Upon Senior Securities
               -------------------------------
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               (a)   Not applicable.

               (b)   Not applicable.

               (c)   Not applicable.

Item 5.        Other Information
               -----------------
               None.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES




Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
               (a)   Exhibits

                     Exhibit 11        Computation of Net Income Per Share

               (b)   Reports on Form 8-K
                     -------------------
                     (1)   Current Report on Form 8-K/A dated February 3, 1997.
                     (2)   Current Report on Form 8-K/A dated February 28, 1997.
                     (3)   Current Report on Form 8-K dated March 7, 1997.
                     (4)   Current Report on Form 8-K dated April 24, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 1997          TEL-SAVE HOLDINGS, INC.
                            -----------------------
                            (Registrant)



                            By: /s/ Daniel Borislow
                                -------------------------------------------
                                Daniel Borislow
                                Chairman of the Board,
                                Chief Executive Officer and Director


                            By: /s/ Joseph A. Schenk
                                -------------------------------------------
                                Joseph A. Schenk
                                Chief Financial Officer, Treasurer and Director


                            By: /s/ Kevin R. Kelly
                                -------------------------------------------
                                Kevin R. Kelly
                                Controller