Form 10-Q
period 1997-06-30
TEL SAVE HOLDINGS INC
filed 1997-08-14
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from   _______  to   _______

Commission file number 0 - 26728

                             Tel-Save Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                                   23-2827736
                      (I.R.S. Employer Identification No.)


                       6805 Route 202, New Hope, PA 18938
               (Address of principal executive offices - Zip code)


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

                                Yes   X    No
                                   ------    ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

                                Yes        No
                                   ------    ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 65,268,823 shares outstanding as of August 13, 1997.

                             TEL-SAVE HOLDINGS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1997

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 1997 and December
           31, 1996                                                         3

          Consolidated  Statements of Operations for the three and six
           months ended June 30, 1997 and 1996                              4

          Consolidated  Statement of Stockholders'  Equity for the six
           months ended June 30, 1997                                       5

          Consolidated  Statements  of Cash  Flows for the six  months
           ended June 30, 1997 and 1996                                     6

          Notes to Consolidated Financial Statements                        7

     Item 2.  Management's   Discussion   and  Analysis  of  Financial
               Condition and Results of Operations                         11

PART II - OTHER INFORMATION

     Items 1 - 6                                                           22

     Signatures                                                            23

PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                         JUNE 30,      December 31,
                                                                           1997            1996
--------------------------------------------------------------------  -------------- --------------
                                                                       (UNAUDITED)
ASSETS:
CURRENT:
   Cash and cash equivalents                                               $  43,146      $   8,023
   Marketable securities                                                           -        149,237
   Accounts receivable, trade net of allowance for uncollect
      ible accounts of $1,804 and $987, respectively                          39,788         19,971
   Advances to partitions and note receivables                                27,639         13,410
   Due from broker                                                                 -            867
   Prepaid AOL marketing costs-current                                        60,086              -
   Prepaid  expenses and other current assets                                  9,849         10,377
--------------------------------------------------------------------  -------------- --------------
        TOTAL CURRENT ASSETS                                                 180,508        201,885
Property and equipment, net of accumulated depreciation of
   $1,648 and $499, respectively                                              45,194         30,097
Intangibles, net of accumulated amortization of $1,467 and
   $3,787, respectively                                                       23,479         21,102
Prepaid AOL marketing costs                                                   35,212              -
Other assets                                                                   5,880          3,924
--------------------------------------------------------------------  -------------- --------------
        TOTAL ASSETS                                                        $290,273       $257,008
====================================================================  ============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
Accounts payable and accrued expenses:
   Trade and other                                                          $ 29,005        $17,812
   Partitions                                                                  5,081          4,398
   Sales and excise taxes payable                                              1,808          1,592
   Other                                                                       1,220          1,619
Securities sold short, at cost to purchase                                         -            867
--------------------------------------------------------------------  -------------- --------------
        TOTAL CURRENT LIABILITIES                                             37,114         26,288
--------------------------------------------------------------------  -------------- --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares autho
      rized; no shares outstanding                                                 -              -
   Common stock - $.01 stated value, 100,000,000 authorized;
      64,668,823 and 62,237,998 issued and outstanding,
      respectively                                                               647            622
   Additional paid-in capital                                                233,465        210,616
   Retained earnings                                                          23,607         24,042
   Treasury stock                                                            (4,560)        (4,560)
--------------------------------------------------------------------  -------------- --------------
        TOTAL STOCKHOLDERS' EQUITY                                           253,159        230,720
--------------------------------------------------------------------  -------------- --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $290,273       $257,008
====================================================================  ============== ==============

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                      FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                         ENDED JUNE 30,            ENDED JUNE 30,
                                    -----------------------   -----------------------
                                       1997         1996         1997         1996
----------------------------------  -----------  ----------   -----------  ----------
SALES                                $   75,032   $  57,015    $  146,192   $ 108,080
COST OF SALES                            84,296      49,628       146,081      93,861
----------------------------------  -----------  ----------   -----------  ----------
GROSS PROFIT (LOSS)                     (9,264)       7,387           111      14,219
SELLING, GENERAL AND ADMINIS
   TRATIVE                                4,660       2,505         7,953       4,792
----------------------------------  -----------  ----------   -----------  ----------
OPERATING INCOME (LOSS)                (13,924)       4,882       (7,842)       9,427
OTHER INCOME, NET                         4,309       1,634         7,128       2,507
----------------------------------  -----------  ----------   -----------  ----------
INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                     (9,615)       6,516         (714)      11,934
PROVISION (BENEFIT) FOR INCOME
   TAXES                                (3,750)       2,458         (279)       4,499
----------------------------------  -----------  ----------   -----------  ----------
NET INCOME (LOSS)                    $  (5,865)   $   4,058    $    (435)   $   7,435
==================================  ===========  ==========   ===========  ==========
NET INCOME (LOSS) PER SHARE -
   PRIMARY                           $    (.09)   $     .07    $    (.01)   $     .15
==================================  ===========  ==========   ===========  ==========
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING - PRIMARY                 66,881      58,766        66,367      50,050
==================================  ===========  ==========   ===========  ==========
NET INCOME (LOSS) PER SHARE -
FULLY DILUTED                        $    (.09)   $     .07    $    (.01)   $     .14
==================================  ===========  ==========   ===========  ==========
WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
   SHARES OUTSTANDING - FULLY
   DILUTED                               66,898      59,864        66,479      53,034
==================================  ===========  ==========   ===========  ==========

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                           Common Stock         Additional                      Treasury Stock
                                 --------------------------      Paid-in        Retained     -----------------------
                                    Shares        Amount         Capital         Earnings      Shares      Amount       Total
-------------------------------  ------------  ------------  ----------------  ------------  ---------  ------------  ----------
BALANCE, JANUARY 1, 1997            62,238          $622          $210,616       $24,042        (428)      $(4,560)    $230,720

NET LOSS                                 -             -                 -         (435)            -            -         (435)

ISSUANCE OF WARRANTS TO
   AOL                                   -             -             9,100             -            -            -        9,100

ISSUANCE OF COMMON STOCK               141             1             2,217             -            -            -        2,218

EXERCISE OF COMMON STOCK
   WARRANTS                          1,065            11             5,065             -            -            -        5,076

EXERCISE OF COMMON STOCK
   OPTIONS                           1,225            13             5,485             -            -            -        5,498

PURCHASE OF COMMON STOCK
   WARRANTS                              -             -           (4,400)             -            -            -       (4,400)
INCOME TAX BENEFIT RELATED
    TO EXERCISE OF COMMON
    STOCK OPTIONS AND WAR
    RANTS                                -             -             5,382             -            -            -        5,382
-------------------------------  ------------  ------------  ----------------  ------------  ---------  ------------  ----------

BALANCE, JUNE 30, 1997              64,669          $647          $233,465       $23,607        (428)      $(4,560)    $253,159
===============================  ============  ============  ================  ============  ======= ===============  ==========

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,

                                                                       1997        1996
-------------------------------------------------------------------  ---------  -----------
Cash flows from operating activities:
Net income (loss)                                                    $    (435)   $   7,435
Adjustment to reconcile net income to net cash (used in)
   provided by operating activities:
   Unrealized loss on securities sold short and marketable
   securities                                                                -          216
   Provision for bad debts                                                1025           11
   Depreciation and amortization                                         2,994        1,135
   Non-cash charge for customer acquisition costs                       11,550            -
   AOL marketing costs                                                  14,366            -
   Deferred credits                                                          -         (240)
   Income tax benefit related to warrants                                5,382            -
   (Increase) decrease in:
      Accounts receivable - trade                                      (20,635)        (719)
      Advances to partitions and note receivables                      (14,228)      (3,086)
      Prepaid expenses and other current assets                         (8,697)      (1,430)
      Prepaid AOL marketing costs                                     (100,564)           -
      Other assets                                                      (1,956)      (1,149)
   Increase (decrease) in:
      Accounts and partition payables and accrued expenses              11,483        9,058
      Income taxes payable                                                   -          673
-------------------------------------------------------------------  ---------  -----------
        Net cash (used in) provided by operating activities            (99,715)      11,904
-------------------------------------------------------------------  ---------  -----------
Cash flows from investing activities:
   Acquisition of intangibles                                           (4,328)        (796)
   Capital expenditures                                                (16,246)     (17,911)
   Securities sold short                                                  (867)         895
   Due from broker                                                         867       (1,111)
   Loans to stockholder                                                      -       (3,034)
   Repayment of stockholder loans                                            -        5,109
   Sale (purchase) of marketable securities                            149,238     (164,464)
-------------------------------------------------------------------  ---------  -----------
        Net cash provided by (used in) investing activities            128,664     (181,312)
-------------------------------------------------------------------  ---------  -----------
Cash flows from financing activities:
   Proceeds from sale of common stock                                        -      139,069
   Proceeds from exercise of options and warrants                       10,574        4,471
   Purchase of common stock warrants                                    (4,400)           -
   Payment of note payable to stockholder                                    -       (5,921)
-------------------------------------------------------------------  ---------  -----------
        Net cash provided by financing activities                        6,174      137,619
-------------------------------------------------------------------  ---------  -----------
Net increase (decrease) in cash and cash equivalents                    35,123      (31,789)
Cash and cash equivalents, at beginning of period                        8,023       41,211
-------------------------------------------------------------------  ---------  -----------
Cash and cash equivalents, at end of period                          $  43,146  $     9,422
===================================================================  =========  ===========

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation        The consolidated financial statements include
                                   the accounts of Tel-Save  Holdings,  Inc. and
                                   its wholly owned subsidiaries,  and have been
                                   prepared as if the entities had operated as a
                                   single   consolidated   group   since   their
                                   respective   dates  of   incorporation.   All
                                   intercompany  balances and transactions  have
                                   been eliminated.  The consolidated  financial
                                   statements  and related  notes  thereto as of
                                   June  30,  1997  and  for the  three  and six
                                   months  ended  June  30,  1997  and  1996 are
                                   presented as unaudited  but in the opinion of
                                   management include all adjustments  necessary
                                   to present fairly the  information  set forth
                                   therein.  These adjustments consist solely of
                                   normal recurring  accruals.  The consolidated
                                   balance  sheet  information  for December 31,
                                   1996 was derived  from the audited  financial
                                   statements  included  in the  Company's  Form
                                   10-K.  These  interim  financial   statements
                                   should  be  read  in  conjunction  with  that
                                   report.   The   interim   results   are   not
                                   necessarily indicative of the results for any future periods.

2.   Stock Split                   On January 3, 1997,  the  Company's  Board of
                                   Directors approved a two-for-one split of the
                                   common  stock  in the  form  of a 100%  stock
                                   dividend.  The  additional  shares  resulting
                                   from the  stock  split  were  distributed  on
                                   January  31,  1997,  to all  stockholders  of
                                   record at the close of  business  on  January
                                   17, 1997. The  consolidated  balance sheet as
                                   of December 31, 1996  reflects the  recording
                                   of the stock  split as if it had  occurred on
                                   December 31, 1996. Further, all references in
                                   the  consolidated   financial  statements  to
                                   average number of shares out standing and related prices, per share amounts, warrant and stock option data have been restated for all periods to reflect the stock split.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3.   AOL Agreement                 In conjunction  with the previously  reported
                                   Telecommunications  Marketing  Agreement (the
                                   "AOL  Agreement")  with America Online,  Inc.
                                   ("AOL"), the Company paid AOL a total of $100
                                   million  and issued two  warrants to purchase
                                   shares of the  Company's  stock,  one warrant
                                   (the  "First  Warrant")  to  purchase,  at an
                                   exercise  price of $15.50  per  share,  up to
                                   5,000,000 shares, which vests as to 2,500,000
                                   shares  on  the   earlier  of  the  time  the
                                   Company's  service under the AOL Agreement is
                                   first made generally  available to the public
                                   (the "Com mercial  Launch Date") and February
                                   22,  1998,  and  as to  2,500,000  shares  on
                                   February  22, 1998 if the AOL  Agreement  has
                                   not terminated,  and one warrant (the "Second
                                   Warrant") to purchase,  at an exercise  price
                                   of $14.00 per share, up to 7,000,000  shares,
                                   which  will  vest,  commencing  December  31,
                                   1997,  based on the number of  subscribers to
                                   the Company's service and would vest fully if
                                   there   are  at  least   3.5   million   such
                                   subscribers at any one time. The initial term of the AOL Agreement runs to June 30, 2000, and the AOL Agreement provides for annual extensions by AOL of its term thereafter.

                                   After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has determined to change the originally described accounting treatment for the AOL Agreement and to account for the $100 million cash payment, the value of the First Warrant, as described below, and $0.6 million of agreement related costs as follows: (i) $35.9 million will be charged to expense ratably over the period from the signing of the AOL Agreement to December 31, 1997, as payment for certain exclusivity rights for that period; (ii) $13.2 million will be treated as production of advertising costs and will be charged to expense on the Commercial Launch Date, currently anticipated to be in September 1997; and (iii) the $60.6 million, the balance of the cash payment, the value of the First Warrant and AOL Agreement related costs, represents the combined value of advertising and exclusivities which extend over the term of the AOL Agreement and will be recognized ratably after the Commercial Launch Date as advertising services are received. Accordingly, during the three and six months ended June 30, 1997, the Company recognized $10.8 million and $14.4 million, respectively, related to the exclusivity, as discussed in (i) above.

                                   While the First Warrant has been valued by an independent investment bank at $9.1 million at its date of grant, the Company is continuing to discuss with the SEC the valuation of this First Warrant, and such amount could change prior to the Commercial Launch Date, which would affect the amount charged to expense over the balance of the initial term of the AOL Agreement. The Second Warrant will be valued and charged to expense as and when subscribers to the Com pany's services under the AOL Agreement sign-up and the shares under the Second Warrant vest.

TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)


                                   The AOL Agreement also provides for marketing payments to AOL based on the "pre-tax profit" (as defined in the AOL Agreement) in each calendar quarter from the telecommunications services provided by the Company. AOL's share of the pre-tax profit will vary from 50% to 70%, depending upon the level of revenues from such services. The Company will withhold a portion of AOL's share of the pre-tax profit as a recovery of the initial $100 million cash payment. The Company is permitted to withhold up to $4.3 million in each of the 10 quarters ending after December 31, 1997 and to withhold 33% of AOL's share of the pre-tax profits for every quarter ending after June 30, 2002 until the entire $100 million cash payment has been recovered. AOL's share of pre-tax profits in excess of the $4.3 million and 33% will be distributed as earned.

                                   The AOL Agreement also provides for the grant to AOL of additional warrants to purchase up to an aggregate of 2 million shares if AOL extends its obligations under the AOL
                                   Agreement beyond June 30, 2000. Any such additional warrants that may be granted to AOL will be valued at that time and will be charged as an expense in the income statement.

4.   Customer Acquisition          The Company has changed its direct  marketing
                                   Costs  efforts to producing new end users for
                                   the Company's long distance  services through
                                   the  use  and   management   of   independent
                                   telemarketing  agents that solicit  customers
                                   primarily  on behalf of  Company  partitions.
                                   The Company  determined in the second quarter
                                   to deemphasize the use of direct marketing to
                                   solicit  customers  for  the  Company  as the
                                   carrier  and to  focus  the  majority  of its
                                   existing   direct   marketing   resources  on
                                   customer   service   and   support   for  the
                                   marketing    operations    of   its   carrier
                                   partitions,  on  a  fee  basis.  The  Company
                                   recognized fees of $2.7 million,  included in
                                   other  income,   from  the  services  net  of
                                   related costs of $8.7 million during the second quarter of 1997.

                                   The Company recorded a one-time non-cash charge of $11.5 million in the quarter ended June 30, 1997, primarily million as a result of the Company changing its accounting for customer acquisition costs to expense them in the period incurred versus the Company's prior treatment of capitalizing customer acquisition costs and amortizing them over a six month period.

 5.  Recent Accounting             In February  1997,  the Financial  Accounting
      Pronouncement                Standards  Board  issued  Statement  No. 128,
                                   "Earnings  Per Share," which is effective for
                                   fiscal  years ended after  December 15, 1997.
                                   The Company will adopt  Statement No. 128 for
                                   the  year  ended   December  31,  1997.   The
                                   adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

                                   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                   SFAS   130   is   effective   for   financial
                                   statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                                   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) which supersedes SFAS No 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                   SFAS   131   is   effective   for   financial
                                   statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6.   Subsequent Event              As of July 16, 1997,  the  Company,  a wholly
                                   owned  subsidiary  of  the  Company  ("Merger
                                   Sub") and Shared Technologies Fairchild, Inc.
                                   ("STF") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which STF would, by merger with and into Merger Sub (the "Merger"), become a wholly owned subsidiary of the Company and the shares of STF common stock would be exchanged for shares of the Company's common stock.

                                   Pursuant to the terms of the Merger Agreement, each share of STF stock will be converted into the number of shares of the Company common stock calculated by dividing $11.25 by the average closing price of the Company common stock over a 15-trading-day period prior to the closing date of the Merger, provided that the exchange ratio shall not be greater than 1.125 shares of the Company's common stock for a share of STF common stock and that, if such average closing price is greater than $20 per share, the exchange ratio will be calculated by dividing the sum of (a) $11.25 plus the product of .3 times the amount by which such average closing price exceeds $20 by (b) such average closing price. STF's outstanding convertible preferred stock will be exchanged for preferred stock of the Company with substantially identical terms or for shares of the Company's common stock.

                                   The consummation of the Merger is subject to the approval of the stockholders of both the Company and STF (including, in the case of the Company, approval of an amendment to the Company's certificate of incorporation to increase the number of the Company's authorized shares of common stock), as well as other conditions, including antitrust clearance, applicable federal and state regulatory approvals and consents, the Merger's qualifying as a pooling of interests transaction for accounting purposes and other customary closing conditions.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          INTRODUCTION

          The Company was founded in 1989 as a switchless reseller of AT&T long distance services to small and medium-sized businesses, currently has over 500,000 end users. In 1997, the Company commenced the deployment of its own nationwide telecommunications network, One Better Net ("OBN"), consisting of five Company-owned, AT&T (now Lucent) manufactured 5ESS-2000 switches connected by AT&T transmission facilities. OBN currently provides service to approximately 150,000 of the Company's end users, and a vast majority of the Company's new outbound end users are now being provisioned to OBN.

          The Company has continued to develop its direct marketing efforts to producing new end users for the Company's long distance services. The Company has determined to change its business practice and deemphasize the use of direct marketing to solicit direct customers for the Company as the carrier and to focus the majority of its direct marketing resources on customer service and support for the marketing operation of its carrier partitions. The Company has deemphasized its efforts in direct marketing to businesses in order to (i) focus on marketing to residential and business customers under the AOL Agreement, (ii) utilize its direct marketing group to support the marketing efforts of its partitions to business end users; (iii) decrease the Company's risk of association with customer complaints or federal or state enforcement actions with respect to direct marketing and order verification practices and (iv) be in a position to sell or provide these services to local exchange carriers as they enter the long distance market in other geographical regions. The Company expects to continue to use its facility and employees in Florida for telemarketing of its services, but expects gradually to shift such resources to providing customer service and support for existing customers as well as those customers anticipated to be added under the AOL Agreement and other marketing programs.

          The Company continues to expand the capacity of OBN, which currently could accommodate 400,000 new residential customers without additional transmission facilities. Separately, the Company has entered into an agreement with AT&T to purchase its Carrier Solutions Platform ("CSP") service for an initial period of six (6) months subject to the parties' right to terminate the agreement. The Company is negotiating a longer term agreement with AT & T for such service. The CSP service provides OBN with significant additional capacity. The CSP service would enable the Company to accommodate large numbers of additional customers on OBN by handling their peak load or overflow traffic.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


          RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated certain financial data as a percentage of sales:



                                                                PERCENTAGE OF SALES
                                           --------------------------------------------------------------
                                            FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                           ----------------------------    ------------------------------
                                             1997               1996          1997                 1996
---------------------------------------------------------------------------------------------------------
SALES                                       100.0%             100.0%        100.0%               100.0%
COST OF SALES                               112,3               87.0          99.9                 86.8
                                           -------            -------       -------              --------
GROSS PROFIT (LOSS)                         (12.3)              13.0           0.1                 13.2

SELLING, GENERAL AND ADMINISTRATIVE           6.3                4.4           5.5                  4.5
                                           -------            -------       -------              --------
OPERATING INCOME (LOSS)                     (18.6)               8.6          (5.4)                 8.7
OTHER INCOME, NET                             5.8                2.8           4.9                  2.3
                                           -------            -------       -------              --------
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                             (12.8)              11.4          (0.5)                11.0
PROVISION (BENEFIT) FOR INCOME
   TAXES                                     (5.0)               4.3          (0.2)                 4.1
                                           -------            -------       -------              --------
NET INCOME (LOSS)                            (7.8)%              7.1%         (0.3)%                6.9%
=========================================================================================================

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

    THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

          Sales. Sales increased by 31.6% to $75.0 million in the second quarter of 1997 from $57.0 million in the second quarter of 1996. The increase in sales related primarily to the marketing of the Company's OBN services and the addition of new partitions.

          Although the Company expects sales to increase through the AOL Agreement, the addition of new partitions, the growth of end user business through existing partitions, the pending merger with STF and possible future acquisitions, in view of the intense competition in this industry, there can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

          Cost of Sales. The Company's cost of sales increased by 69.9% to $84.3 million in the second quarter of 1997 from $49.6 million in the second quarter of 1996. Included in the 1997 cost of sales are non-cash charges (See Note 4) of $11.5 million primarily as a result of the Company's change in its accounting for customer acquisition costs and $10.8 million related to the exclusivity portion of the AOL Agreement (See Note 3). Absent these charges, the Company's cost of sales increased by 25% to $62.0 million in the second quarter of 1997 from $49.6 million in the second quarter of 1996.

          Prior to 1997, network usage costs consisted solely of "bundled" charges from AT&T. Beginning in 1997, the Company also incurred "unbundled" charges, including local access fees, associated with the operation of OBN. Both "bundled" and "unbundled" charges are directly related to calls made by the Company's end users.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

          The Company and AOL are working together to prepare to begin online marketing and billing of long distance service. Development and testing is continuing for the systems that will be needed to support the offering, but there can be no assurance that such development and testing will be completed successfully or in a timely manner. The Company currently estimates that between 2% and 6% of AOL's customers will need to sign up for the Company's long distance service in order for the Company to break even on its investment in the AOL Agreement.

          As a switchless reseller of AT&T long distance services and in order to provide its OBN services, the Company subscribes to contract tariffs. The ability of the Company to negotiate competitive terms of these contract tariffs has been an important reason for the Company's success. In October 1996, the Company subscribed to a new AT&T contract tariff, which was further revised in December 1996 and in May 1997 and permits the Company to continue to resell AT&T long distance services, including AT&T-SDN service, through mid-1998. The new AT&T contract tariff also includes other AT&T services (such as international long distance, inbound and outbound services) that will be used in the Company's nationwide telecommunications network, OBN. The rates that the Company pays under the new AT&T contract tariff are more favorable to the Company than under previous tariffs. During its term, the new AT&T contract tariff will enable the Company to minimize possible attrition that might result from moving existing end users from the AT&T network to OBN. The new AT&T contract tariff also permits a more gradual introduction of OBN, which has reduced the expense of providing the capacity required in a more rapid phase-in of OBN and lessened the impact of any technical difficulties during the phase-in of OBN. The new AT&T contract tariff commits the Company to purchase $285 million of service from AT&T over the next 4 years, including at least $1 million per month of international service. The Company can terminate the new contract tariff without liability to AT&T at the end of 18 months if the Company has generated at least $105 million in usage charges, including at least $15 million in international usage charges and the Company currently expects to reach these thresholds ($105 million and $15 million) in the fourth quarter of 1997.

          OBN and the operation of the Company's own switches and network have to date and will in the future require the Company to incur systems and equipment maintenance, lease, and network personnel expenses significantly above the levels historically experienced by the Company as a switchless reseller of AT&T services. However, these per call costs, in combination with "unbundled" charges paid to LECs and AT&T, were in the quarter ended June 30, 1997 and are expected in the future to be less than the per call cost currently incurred by the Company as a switchless reseller paying "bundled" charges to AT&T. The Company is already expanding the capacity of OBN, which currently could accommodate 400,000 new residential customers. Separately, the Company has entered into an agreement with AT&T to purchase its Carrier Solutions Platform ("CSP") service for an initial period of six (6) months subject to either party's right to terminate the agreement. The Company is negotiating a longer term agreement with AT&T for such service. The CSP service provides OBN with significant additional capacity. The CSP services would enable the Company to accommodate large numbers of additional customers on OBN by handling their peak load or overflow traffic. CSP has been installed, and testing is expected to be completed by mid-October. This expansion of capacity will cost the Company approximately $120,000 per month. By utilizing CSP, the Company expects that it can operate its network close to capacity, thereby lowering transport costs. Further, CSP gives the Company the ability to seamlessly migrate traffic to OBN and reduce the task of forecasting demand.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

          Gross Margin. Gross margin decreased to (12.3%) in the second quarter of 1997 from 13.0% during the second quarter of 1996. The decrease in gross margin was primarily due to the non-cash charges as discussed above. Absent these charges, gross margin increased to 17.4% in the second quarter of 1997 from 13.0% during the second quarter of 1996, due to lower network usage costs on the Company's current contract tariff with AT&T and network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T, offset by an increase in direct marketing costs.

          Although the basic rates of the three largest long distance carriers - AT&T, MCI and Sprint - have consistently increased over the past three years, AT&T and other carriers have announced new price plans and significantly simplified rate structures aimed at residential customers, the Company's primary target audience under the AOL Agreement, which may have the impact of lowering overall long distance prices. There can be no assurance that AT&T or other carriers will not make similar offerings available to the small and medium sized businesses that the Company currently serves. Although OBN is expected to make the Company more price competitive, further reductions in long distance prices charged by competitors still may have a material adverse impact on the Company's gross margin in future periods. For example, the FCC has recently ordered LECs to lower the access charges they charge IXCs like the Company, which would lower the cost to the Company of providing service over OBN. However, it also lowers costs for AT&T and other IXCs, and they have publicly stated that they would lower their prices to consumers accordingly.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by 86.0% to $4.7 million in the second quarter of 1997 from $2.5 million in the second quarter of 1996. The increase in selling, general and adminis trative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the development costs associated with AOL and increased fees for professional services.

          The Company expects selling, general and administrative expenses to increase as it implements, operates and maintains OBN and as it rolls out the AOL service offering. If the STF Merger is consummated, the Company also anticipates an increase in such expenses for the integration of the operations of STF. These efforts will require additional personnel, equipment and support. The additional selling, general and administrative expenses may be offset by the increased sales and profit gained as a result of the implementation of the components of the Company's strategic plan, but increased costs may have an adverse impact on results of operations and there can be no assurances of such increased sales and profits.

          Other Income. Other income was $4.3 million in the second quarter of 1997 versus $1.6 million for the second quarter of 1996. Other income consists primarily of fees for customer service and for support for the marketing operations of the Company's carrier partitions and interest income earned on the Company's cash balances resulting primarily from the unapplied proceeds of the Company's public offering in April 1996 and excess cash from operations.

          As a result of the $100 million cash payment to AOL, interest income for future periods is expected to be significantly less than amounts realized during the second, third and fourth quarter of 1996.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

          Provision for income taxes. The Company's effective tax rate increased to 39.0% for the three months ended June 30, 1997 from the effective tax rate of 37.7% for the three months ended June 30, 1996 due to an anticipated higher effective state tax rate in 1997.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

          SIX MONTHS  ENDED JUNE 30, 1997 TO THE SIX MONTHS  ENDED JUNE 30, 1996

          Sales. Sales increased by 35.3% to $146.2 million in the first six months of 1997 from $108.1 million in the first six months of 1996. The increase in sales related primarily to the marketing of the Company's OBN services and the addition of new partitions.

          Cost of Sales. The Company's costs of sales increased by 55.6% to $146.1 million in the first six months of 1997 from $93.9 million in the first six months of 1996. Included in the 1997 cost of sales are non-cash charges of $11.5 million primarily as a result of the Company's change in its accounting for customer acquisition costs and $14.4 million related to the exclusivity portion of the AOL Agreement. Absent these charges, the Company's cost of sales increased by 28.0% to $120.2 million for the first six months of 1997 from $93.9 million for the first six months of 1996.

          Gross Margin. Gross margin decreased to 0.1% in the first six months of 1997 from 13.2% during the first six months of 1996. The decrease in gross margin was primarily due to the non-cash charges discussed above. Absent these charges, gross margin increased to 17.8% in the first six months of 1997 from 13.2% in the first six months of 1996, due to lower network usage costs on the Company's current contract tariff with AT&T and network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T, offset by an increase in direct marketing costs.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by 66.0% to $8.0 million in the first six months of 1997 from $4.8 million in the first six months of 1996. The increase in selling, general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the development costs associated with AOL, and increased fees for professional services.

          Other Income. Other income was $7.1 million in the first six months of 1997 versus $2.5 million for the first six months of 1996. Other income consists primarily of fees for customer service and support for the marketing operations of the Company's carrier partitions and interest income earned on the Company's cash balances resulting primarily from the unapplied proceeds of the Company's public offering in April 1996 and excess cash from operations.

          Provision for income taxes. The Company's effective tax rate increased to 39.0% for the six months ended June 30, 1997 from the effective tax rate of 37.7% for the six months ended June 30, 1996 due to an anticipated higher effective state tax rate in 1997.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

          In addition to historical information, certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to,"estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. Important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AT&T, increased price competition for long distance services, delays in the direct marketing of residential long distance services under the AOL Agreement, attrition in the number of end users, and changes in government  policy or  regulation,  and  statements  regarding the STF
          Merger are based on the consummation of the STF Merger, which is subject to a number of conditions, as described elsewhere herein. The Company undertakes no obligation to update its forward-looking statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

          LIQUIDITY AND CAPITAL RESOURCES

          The Company consummated its initial public offering of 10,350,000 shares of Common Stock in September and October of 1995. The Company received net proceeds from such offering of $42.8 million, of which $4.5 million was used to pay the minority stockholder. The Company consummated a public offering of 17,068,000 shares of Common Stock in April and May, 1996. The Company received net proceeds from such offering of approximately $139.1 million. During 1996, certain options and warrants to purchase shares of the Company's Common Stock were exercised and the Company received net proceeds of approximately $4.9 million and $7.4 million, respectively. Also during 1996, the Company repurchased approximately 428,000 shares, which are held as treasury shares, for $4.6 million. During the six months ended June 30, 1997, certain options and warrants to purchase shares of the Company's Common Stock were exercised and the Company received net proceeds of approximately $5.5 million and $5.1 million, respectively. In addition, the Company purchased certain Common Stock Warrants for $4.4 million. The tax benefit realized from the options and warrants was approximately $21.3 million in 1996 and $5.4 million for the six months ended June 30, 1997 and is reflected as an adjustment to additional paid-in capital and taxes payable. At June 30, 1997, the Company had cash, cash equivalents and marketable securities of approximately $43.1 million.

          The Company's working capital, excluding prepaid AOL marketing costs, was $83.3 million and $175.6 million at June 30, 1997 and December 31, 1996, respectively. The significant decrease in working capital is primarily a result of the $100 million cash payment made to AOL in February, 1997.

          The Company invested $16.2 million in capital equipment during the six months ended June 30, 1997, of which $9.2 million was used for the acquisition of capital equipment and installation costs relating to the deployment of OBN. To date, through June 30, 1997, the Company has invested $34.1 million for the acquisition of capital equipment and installation costs relating to the deployment of OBN.

          If the STF Merger is consummated, the Company will issue a significant number of shares of its common stock (see Note 5 to the Consolidated Financial Statements contained herein) (approximately 15.4 million shares assuming conversion or exercise of all outstanding options, warrants and convertible preferred stock and an average closing price for the Company's common stock over the 15 trading days prior to the closing of $18). In addition, as of June 30, 1997 STF had approximately $255.4 million of debt and outstanding redeemable preferred stock which is redeemable for $28.0 million. The Company plans to purchase a significant amount of telecommunications equipment in order to accomplish the objective of the STF Merger, which is to take advantage of opportunities provided to offer telecommunications services using OBN to a broader market of buildings and customers than those currently served by STF.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

          In June 1997, the Company negotiated a one year unsecured, committed line of credit with First Union Bank ("First Union Credit Facility") under which borrowings of up to $65.0 million are available. The Company is required to pay an availability fee of $81,250 per annum, or 0.125% of the total available borrowings. Interest on borrowing is payable monthly at First Union Bank's prime rate less 0.5% or LIBOR plus 0.875%, at the Company's option. Principal is payable upon demand by First Union Bank. Under the terms of the First Union Credit Facility, the Company must maintain certain financial covenants and adhere to certain restrictions. At June 30, 1997, the Company had no borrowings outstanding under the First Union Credit Facility.

          The Company has used a portion of the proceeds from its 1996 stock offering for: (i) advances to new and existing partitions to support their marketing efforts, (ii) procurement of additional hardware and software for OBN, (iii) direct marketing efforts, including the ABA transaction, and a direct marketing center in Clearwater, Florida,
          (iv) the purchase of a new headquarters building in New Hope, Pennsylvania and (v) cash payment of $100 million made in February 1997 to AOL in conjunction with the AOL Agreement. The Company intends to use the remaining proceeds: (i) to further fund new and existing partitions, and (ii) to take advantage of growth opportunities, including but not limited to, possible acquisitions. At June 30, 1997, excess cash was invested primarily in U.S. Treasury Money Market Funds. Generally, excess cash is invested primarily in marketable securities, short term government securities and cash equivalents consisting of money market accounts with major international brokerage firms. The Company had to spend less of the proceeds of the 1996 stock offering to start up OBN than originally planned because of the current AT&T contract tariff, which allows the Company to avoid some of the costs associated with moving existing end users to OBN and permits the Company to phase in OBN more cost effectively by not leasing transmission facilities before traffic levels are sufficient to fill them.

          The Company generally does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of partitions and end users comprising the Company's customer base and their dispersion across different geographic regions. At June 30, 1997, one carrier partition owed the Company approximately $15 million. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

          Additional financial arrangements will be necessary in connection with the STF debt and redeemable preferred stock and may be necessary in connection with telecommunications equipment purchase. The Company believes that its current cash position, the credit facility and the cash flow expected to be generated from operations, will be sufficient to fund its other capital expenditures, working capital and other cash requirements for at least the next twelve months.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

               None

Item 2.        Changes in Securities

               In June, 1997 in connection with the exercise of outstanding Warrants the Company issued 315,000 shares of its common stock to the holder of such Warrant upon the payment of $1,470,000 in accordance with the terms thereof. The Company believes that the issuance of such shares was exempt from registration under the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereunder.

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               (a)   Not applicable;

               (b)   Not applicable;

               (c)   Not applicable.

Item 5.        Other Information

               None

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits
                     Exhibit 2 Agreement and Plan of Merger, dated as of July 16, 1997, among Tel-Save Holdings, Inc., TSH Co. Inc. and Shared Technologies Fairchild, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated July 22, 1997).

                     Exhibit 10.1 Revolving Credit Agreement dated as of July 11, 1997 between the Company and First Union National Bank

                     Exhibit 10.2 Agreement, dated as of July 16, 1997, by and between Tel-Save Holdings, Inc. and Shared Technologies Fairchild, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 22, 1997).

                     Exhibit 10.3 Voting Agreement entered into as of July 16, 1997, by and between Daniel Borislow and Shared Technologies Fairchild, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 22, 1997).

                     Exhibit 10.4 Voting Agreement entered into as of July 16, 1997, by and between RHI Holdings, Inc. and Tel-Save Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 22, 1997).

                     Exhibit 10.5 Voting Agreement entered into as of July 16, 1997, by and between Anthony D. Autorino and Tel-Save Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 22, 1997).

                     Exhibit 10.6 Voting Agreement entered into as of July 16, 1997, by and between J.J. Cramer & Co. and Tel-Save Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated July 22, 1997).

                     Exhibit 11       Computation of Net Income (Loss) Per Share

                     Exhibit 27       Financial Data Schedule


               (b)   Reports on Form 8-K

                     (1)   Current Report on Form 8-K dated July 23, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1997                 TEL-SAVE HOLDINGS, INC.
                                      -----------------------
                                      (Registrant)

                                      By: /s/ Daniel Borislow
                                         ---------------------------------------
                                          Daniel Borislow
                                          Chairman of the Board,
                                          Chief Executive Officer and Director

                                      By: /s/ Joseph A. Schenk
                                         ---------------------------------------
                                          Joseph A. Schenk
                                          Chief Financial Officer, Treasurer and
                                          Director

                                      By: /s/ Kevin R. Kelly
                                         ---------------------------------------
                                          Kevin R. Kelly
                                          Controller