Form 10-K/A
period 1996-12-31
TEL SAVE HOLDINGS INC
filed 1997-08-15
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1996

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of August 13, 1997 was approximately

$752,598,000 based on the average of the high and low prices of the Common Stock on August 13,1997 of $18.47 per share as reported on the Nasdaq National Market.

         As of August 13, 1997, the Registrant had outstanding 65,268,823 shares of its Common Stock, par value $.01 per share.

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

Residential
-----------

                  On February 25, 1997, the Company announced that it had entered into a Telecommunications Marketing Agreement (the "AOL Agreement"), dated as of February 22, 1997 and effective as of February 25, 1997, with AOL, under which the Company will be the exclusive provider of long-distance telecommunications services to be marketed by AOL under a distinctive brand name to be used exclusively for the Company's services. The services will include provision for online sign-up, call detail and reports and credit card payment. Under the AOL Agreement, AOL will provide millions of dollars of online advertising and promotion of the services and provide all of its subscribers with access to a dedicated service area online for the Company. AOL subscribers who sign-up for the telecommunications services will be customers of the Company, as the carrier providing such services.

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

                  Under the AOL Agreement, the Company made an initial advance of $100 million to AOL at signing and agreed to provide marketing payments to AOL based on a percentage of the Company's profits from the services (between 50% and 70%, depending on the revenues from the services). The AOL Agreement provides that $43 million of the initial advance will be offset and recoverable by the Company through reduction of such profit-based marketing payments during the initial term of the AOL Agreement or, subject to certain monthly reductions by offset of the amount thereof, directly by AOL upon certain earlier terminations of the AOL Agreement. The $57 million balance of the initial advance will be offset and is recoverable through a percentage of such profit-based marketing payments made after the first five years of the AOL Agreement (when extended beyond the initial term) and by offset against a percentage of AOL's share of the profits from the services after termination or expiration of the AOL Agreement. Any portion of the $43 million not previously recovered or reduced in amount would be added to the $57 million and would be recoverable similarly.

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

                  AT&T has split itself into three separate and independently-owned and operated companies ("AT&T breakup"). One services, long distance, wireless and other telecommunications services. Another, Lucent, manufactures and sells communications equipment. A third, NCR, includes AT&T's computer operations and will focus on the financial, retail and communications industries. AT&T has stated that the breakup will allow it to compete more effectively with providers of telecommunications services.

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

                  In October 1995, the FCC reclassified AT&T as a nondominant interexchange carrier. The FCC stated that AT&T would have greater incentives to cut its prices and offer innovative new services. Nondominant carriers are not subject to price cap regulation and could file tariffs (and tariff changes) under streamlined procedures that will be presumed lawful on one day's notice. The Company will therefore no longer be able to file Petitions to Reject or to Suspend and Investigate AT&T tariff proposals with the FCC before those offerings take effect. The FCC's reclassification of AT&T as a nondominant carrier eliminated certain pricing restrictions and regulatory oversight and may allow AT&T to compete more aggressively with the Company.

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

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                              INDEX TO S-X SCHEDULE


                                                                       PAGE
                                                                       ----

Report of Independent Certified Public Accountants                      30
Schedule II -- Valuation & Qualifying Accounts                          31

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
                                                        ====             ===       =======        =======              ====

   (a) Amount represents portion of change in allowance for uncollectible accounts applied against Accounts Payable - Partitions.


(3) Exhibits:

EXHIBIT NO.                DESCRIPTION
-----------                ---------------------------------------------------
2.1                        Plan of  Reorganization  between  and among  Tel-Save
                           Holdings,  Inc.,  a  Delaware   corporation,Tel-Save,
                           Inc., a Pennsylvania corporation, Daniel Borislow and
                           Paul Rosenberg, and Exhibits Thereto (incorporated by
                           reference   to   Exhibit   2.1   to   the   Company's
                           registration   statement   on  Form  S-1   (File  No.
                           33-94940)).

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

10.5*                      Employment Agreement between the Company and Aloysius
                           T. Lawn,  IV  (incorporated  by  reference to Exhibit
                           10.5 to the Company's registration statement on Form S-1 (File No. 333-2738)).

10.6*                      Employment  Agreement  between the Company and Edward
                           B.  Meyercord,  III  (incorporated  by  reference  to
                           Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

10.13 Indemnification Agreement between the Company and Aloysius T. Lawn, IV (incorporated by reference to
                           Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.14 Indemnification Agreement between the Company and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1996).

10.15 Agreement dated as of March 15, 1994 between the Company and Global Network Communications (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-1 (File No. 33-94940)).

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

10.21 AT&T Contract Tariff No. 5776 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

10.22 $50,000,000 line of credit from PNC Bank, N.A., dated March 22, 1996 (incorporated by reference to Exhibit
                           10.19 to the Company's registration statement on Form S-1 (File No. 333-2738)).

10.23 Modification Agreement between the Company and PNC Bank, N.A. dated February 24, 1997 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

10.24+ General Agreement between Tel-Save, Inc. and AT&T Corp. dated June 26, 1995 (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1 (File No. 33-94940)).

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

10.32++ Telecommunications Marketing Agreement by and among the Company, Tel-Save, Inc. and America Online, Inc., dated February 22, 1997.

11.1 Net Income Per Share Calculation (incorporated by reference to Exhibit 11.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

23.1 Consent of BDO Seidman, LLP (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

27                         Financial Data Schedule (incorporated by reference to
                           Exhibit 27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

                                                  TEL-SAVE HOLDINGS, INC.



                                                  By: /s/ Daniel Borislow
                                                      -------------------------
                                                      Daniel Borislow
                                                      Chairman of the Board of
                                                      Directors, Chief Executive
                                                      Officer and Director

Date:  August 14, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     Signature                      Title                          Date
     ---------                      -----                          ----



/s/ Daniel Borislow              Chairman of the Board           August 14, 1997
-------------------              of Directors, Chief
    Daniel Borislow              Executive Officer and
                                 Director (Principal
                                 Executive Officer)

/s/ Gary W. McCulla              President, Director             August 14, 1997
-------------------              of Sales and Marketing
    Gary W. McCulla              and Director


/s/ Emanuel J. DeMaio            Chief Operations                August 14, 1997
---------------------            Officer and Director
    Emanuel J. DeMaio


/s/ Joseph A. Schenk             Chief Financial Officer         August 14, 1997
--------------------             and Director (Principal
    Joseph A. Schenk             Financial Officer)


/s/ Kevin R. Kelly               Controller (Principal           August 14, 1997
------------------               Accounting Officer)
    Kevin R. Kelly

/s/ George P. Farley             Director                        August 14, 1997
--------------------
    George P. Farley


/s/ Harold First                 Director                        August 14, 1997
----------------
    Harold First


/s/ Ronald R. Thoma              Director                        August 14, 1997
-------------------
    Ronald R. Thoma