Form 10-Q/A
period 1997-03-31
TEL SAVE HOLDINGS INC
filed 1997-08-15
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                 MARCH 31,        December 31,
                                                                                    1997              1996
-------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
ASSETS:
CURRENT:
   Cash and cash equivalents                                                    $  15,719          $   8,023
   Marketable securities                                                           24,459            149,237
   Accounts receivable, trade net of allowance for uncollect-
      ible accounts of $1,348 and $987, respectively                               31,172             19,971
   Advances to partitions and note receivables                                     15,231             13,410
   Due from broker                                                                      -                867
   Prepaid AOL marketing costs - current                                           62,405                  -
   Prepaid  expenses and other current assets                                      16,668             10,377
------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                      165,654            201,885
Property and equipment, net of accumulated depreciation of
   $706 and $499, respectively                                                     35,591             30,097
Intangibles, net of accumulated amortization of $4,604 and
   $3,787, respectively                                                            26,262             21,102
Prepaid AOL marketing costs                                                        43,668                  -
Other assets                                                                        3,135              3,924
------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                            $ 274,310          $ 257,008
======================================================================  ================= ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
Accounts payable and accrued expenses:
   Trade and other                                                               $ 15,894            $17,812
   Partitions                                                                       6,282              4,398
   Sales and excise taxes payable                                                   1,429              1,592
   Other                                                                              507              1,619
Securities sold short, at cost to purchase                                              -                867
------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                  24,112             26,288
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares autho-
      rized; no shares outstanding                                                      -                  -
   Common stock - $.01 stated value, 100,000,000 autho-
      rized; 63,028,823 and 62,237,998 issued and outstand-
      ing, respectively                                                               630                622
   Additional paid-in capital                                                     224,656            210,616
   Retained earnings                                                               29,472             24,042
   Treasury stock                                                                  (4,560)            (4,560)
------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                250,198            230,720
------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $274,310           $257,008
======================================================================  ================= ==================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                          FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                        ------------------------
                                                           1997            1996
--------------------------------------------------------------------------------
SALES                                                   $71,160         $51,065
COST OF SALES                                            61,785          44,233
--------------------------------------------------------------------------------
GROSS PROFIT                                              9,375           6,832
SELLING, GENERAL AND ADMINISTRATIVE                       3,293           2,286
--------------------------------------------------------------------------------
OPERATING INCOME                                          6,082           4,546
OTHER INCOME, NET                                         2,819             872
--------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                  8,901           5,418
PROVISION FOR INCOME TAXES                                3,471           2,041
--------------------------------------------------------------------------------
NET INCOME                                              $ 5,430         $ 3,377
=============================================================== ===============
NET INCOME PER SHARE - PRIMARY                          $   .08         $   .08
=============================================================== ===============
WEIGHTED AVERAGE COMMON AND COMMON EQUIV-
   ALENT SHARES OUTSTANDING - PRIMARY                    65,839          43,086
=============================================================== ===============
NET INCOME PER SHARE - FULLY DILUTED                    $   .08         $   .07
=============================================================== ===============
WEIGHTED AVERAGE COMMON AND COMMON EQUIV-
   ALENT SHARES OUTSTANDING - FULLY DILUTED              65,839          45,858
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


                                   Common Stock          Additional                        Treasury Stock
                               ---------------------      Paid-in         Retained    -----------------------
                               Shares        Amount       Capital         Earnings     Shares         Amount        Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997      62,238          $622         $210,616       $24,042     (428)        $(4,560)       $230,720

NET INCOME                         -             -                -         5,430         -               -          5,430

ISSUANCE OF WARRANTS TO
   AOL                             -             -            9,100             -         -               -          9,100

ISSUANCE OF COMMON STOCK         141             1            2,217             -         -               -          2,218

EXERCISE OF COMMON STOCK
   WARRANTS                      650             7            3,026             -         -               -          3,033

PURCHASE OF COMMON STOCK
   WARRANTS                        -             -           (4,400)            -         -               -         (4,400)

INCOME TAX BENEFIT RELATED
    TO COMMON
    STOCK WARRANTS                 -             -            4,097             -         -               -          4,097
--------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997       63,029          $630         $224,656       $29,472     (428)        $(4,560)       $250,198
====================================  ============ ================  ============  ======== =============== ==============

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                -------------------------------
                                                                     1997              1996
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                      $   5,430            $3,377
Adjustment to reconcile net income to net cash (used in)
   provided by operating activities:
   Unrealized loss on securities sold short and marketable
   securities                                                         220                50
   Provision for bad debts                                            775                17
   Depreciation and amortization                                    1,024               517
   AOL marketing costs                                              3,591                 -
   Deferred credits                                                     -              (120)
   Income tax benefit related to warrants                           4,097                 -
   (Increase) decrease in:
      Accounts receivable - trade                                 (11,562)           (1,595)
      Advances to partitions and note receivables                  (1,821)           (1,816)
      Prepaid expenses and other current assets                    (6,292)             (497)
      Prepaid AOL marketing costs                                (100,564)                -
      Other assets                                                    789            (1,463)
   Increase (decrease) in:
      Accounts and partition payables and accrued expenses         (1,723)            3,263
      Income taxes payable                                              -             1,266
-----------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities      (106,036)            2,999
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of intangibles                                      (3,759)             (439)
   Capital expenditures                                            (5,701)           (8,770)
   Securities sold short                                             (867)              660
   Due from broker                                                    867              (710)
   Loans to stockholder                                                 -            (2,915)
   Proceeds from sale of marketable securities                    124,559                 -
-----------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities       115,099           (12,174)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from exercise of common stock warrants                  3,033                 -
   Purchase of common stock warrants                               (4,400)                -
   Payment of note payable to stockholder                               -            (5,920)
-----------------------------------------------------------------------------------------------
        Net cash used in financing activities                      (1,367)           (5,920)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                7,696           (15,095)
Cash and cash equivalents, at beginning of period                   8,023            41,211
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                     $  15,719           $26,116
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

3.   AOL Agreement                In conjunction  with the  previously  reported
                                  Telecommunications  Marketing  Agreement  (the
                                  "AOL  Agreement")  with America  Online,  Inc.
                                  ("AOL"),  the Company paid AOL a total of $100
                                  million  and issued two  warrants  to purchase
                                  shares of the  Company's  stock,  one  warrant
                                  (the  "First  Warrant")  to  purchase,  at  an
                                  exercise  price of  $15.50  per  share,  up to
                                  5,000,000 shares,  which vests as to 2,500,000
                                  shares  on  the   earlier   of  the  time  the
                                  Company's  service  under the AOL Agreement is
                                  first made  generally  available to the public
                                  (the  "Commercial  Launch  Date") and February
                                  22,  1998,  and  as  to  2,500,000  shares  on
                                  February 22, 1998 if the AOL Agreement has not
                                  terminated,   and  one  warrant  (the  "Second
                                  Warrant") to purchase, at an exercise price of
                                  $14.00  per  share,  up to  7,000,000  shares,
                                  which will vest, commencing December 31, 1997,
                                  based  on the  number  of  subscribers  to the
                                  Company's  service  and  would  vest  fully if
                                  there   are  at   least   3.5   million   such
                                  subscribers at any one time. The initial term of the AOL Agreement runs to June 30, 2000, and the AOL Agreement provides for annual extensions by AOL of its term therafter.

                                  After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has determined to change the originally described accounting treatment for the AOL Agreement and to account for the $100 million cash payment, the value of the First Warrant, as described below, and $0.6 million of agreement related costs as follows:
                                  (i) $35.9 million will be charged to expense ratably over the period from the signing of the AOL Agreement to December 31, 1997, as payment for certain exclusivity rights for that period; (ii) $13.2 million will be treated as production of advertising costs and will be charged to expense on the Commercial Launch Date, currently anticipated to be in September 1997; and (iii) the $60.6 million, the balance of the cash payment, the value of the First Warrant, and AOL Agreement related costs, represents the combined value of advertising and exclusivities which extend over the term of the AOL Agreement and will be recognized ratably after the Commercial Launch Date as advertising services are received. Accordingly, during the three months ended March 31, 1997, the Company recognized $3.6 million related to the exclusivity, as discussed in (i) above.

                                  While the First Warrant has been valued by an indepenedent investment bank at $9.1 million at its date of grant, the Company is continuing to discuss with the SEC the valuation of this First Warrant, and such amount could change prior to the Commerical Launch Date, which would affect the amount charged to expense over the balance of the intial term of the AOL Agreement. The Second Warrant will be valued and charged to expense as and when subcribers to the Company's services under the AOL Agreement sign-up and the shares under the Second Warrant vest.

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

             Under the AOL Agreement, the Company made an initial advance of $100 million to AOL at signing and agreed to provide marketing payments to AOL based on a percentage of the Company's profit from the services (between 50% and 70%, depending on the revenues from the services). The AOL Agreement provides that $43 million of the initial advance will be offset and recoverable by the Company through reduction of such profit-based marketing payments during the initial term of the AOL Agreement or, subject to certain monthly reductions by offset of the amount thereof, directly by AOL upon certain earlier terminations of the AOL Agreement. The $57 million balance of the initial advance will be offset and is recoverable through a percentage of such profit-based marketing payments made after the first five years of the AOL Agreement (when extended beyond the initial term) and by offset against a percentage of AOL's share of the profits from the services after termination or expiration of the AOL Agreement. Any portion of the $43 million not previously recovered or reduced in amount would be added to the $57 million and would be recoverable similarly.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


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

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS
The following table sets forth for the periods indicated certain financial data as a percentage of sales:

                                                      PERCENTAGE OF SALES
                                                   --------------------------
                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                   --------------------------
                                                    1997               1996
--------------------------------------------------------------------------------
SALES                                               100.0%             100.0%
COST OF SALES                                        86.8               86.6
                                                  -------              -----
GROSS PROFIT                                         13.2               13.4
SELLING, GENERAL AND ADMINISTRATIVE                   4.6                4.5
                                                    -----               ----
OPERATING INCOME                                      8.6                8.9
OTHER INCOME, NET                                     3.9                1.7
                                                     ----               ----
INCOME BEFORE PROVISION FOR INCOME TAXES             12.5               10.6
PROVISION FOR INCOME TAXES                            4.9                4.0
                                                     ----               ----
NET INCOME                                            7.6%               6.6%
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

                    COST OF SALES. The Company's costs of sales increased by 39.7% to $61.8 million in the first quarter of 1997 from $44.2 million in the first quarter of 1996. The primary component of the Company's cost of sales is network usage costs. Prior to 1997, network usage costs consisted solely of "bundled" charges from AT&T. Beginning in 1997, the Company also incurred "unbundled" charges, including local access fees, associated with the operation of OBN. Both "bundled" and "unbundled" charges are directly related to calls made by the Company's end users. Also included in the 1997 cost of sales is a non-cash charge of $3.6 million related to the exclusivity portion of the AOL Agreement (See
                    Note 3) .

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

                    GROSS MARGIN. Gross margin decreased to 13.2% in the first quarter of 1997 from 13.4% during the first quarter of 1996. The decrease in gross margin was primarily due to the non-cash charge (See Note 3). Absent this charge, gross margin increased to 18.2% in the first quarter of 1997 from 13.4% during the first quarter of 1996. This increase in gross margin was primarily due to lower network usage costs and credits for long distance services on the Company's new contract tariff with AT&T and network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T. As a result of the Company's expansion of its direct marketing, decreases in partition costs were more than offset by an increase in direct marketing costs.

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

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


                    The Company expects selling, general and administrative expenses to increase as it implements, operates and maintains OBN, its direct marketing efforts and it rolls out the AOL service offering. These efforts will require additional personnel, equipment and support. The additional selling, general and administrative expenses may be offset by the increased sales and profit gained as a result of the implementation of the components of the Company's strategic plan, but increased costs may have an adverse impact on results of operations and there can be no assurances of such increased sales and profits.

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

                    OTHER INFORMATION. While the Company does not release revenues and earning per share estimates to the public and does not intend to continue to do so in the future, the Company expected that revenues and earnings per share for 1997 would be in line with the then current consensus of analysts' published projections, which estimated total 1997 revenues of $300 million to $350 million and 1997 earnings per share of approximately $.45 to $.52. These revenue projections reflected the Company's decision to defer direct marketing of its long distance services to residential customers until its marketing arrangements with AOL were in place in light of increasingly aggressive price competition for residential long distance telecommunications services. The Company also noted that certain previously published reports by the financial press regarding analysts' 1997 earnings per share estimates failed to take into account the Company's two-for-one stock split in the form of a stock dividend effective as of January 31, 1997. In light of the accounting for the AOL Agreement discussed in Note 3 to the consolidated financial statements herein and the Company's change in accounting for customer acquisition costs discussed in its Form 10-Q for the quarter ended June 30, 1997, the Company no longer expects 1997 revenues and earnings per share to be as described above.

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

                    The Company's working capital, excluding prepaid AOL marketing costs, was $79.1 million and $175.6 million at March 31, 1997 and December 31, 1996, respectively. The significant decrease in working capital is primarily a result of the $100 million cash payment made to AOL in February, 1997.

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