Form 10-Q/A
period 1997-03-31
TEL SAVE HOLDINGS INC
filed 1997-09-02
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 2


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

COMMON STOCK, $.01 PAR VALUE, 64,258,823 SHARES OUTSTANDING AS OF MAY 14, 1997.

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

                                                                                 RESTATED
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
======================================================================  ================= ==================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                          FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                        ------------------------
                                                         RESTATED
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



                                   COMMON STOCK          ADDITIONAL       RESTATED         TREASURY STOCK
                               ---------------------      PAID-IN         RETAINED    -----------------------     RESTATED
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
====================================  ============ ================  ============  ======== =============== ==============

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                -------------------------------
                                                                   RESTATED
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

                                  After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has determined to change the originally described accounting treatment for the AOL Agreement and to account for the $100 million cash payment, the value of the First Warrant, as described below, and $0.6 million of agreement related costs as follows:
                                  (i) $35.9 million will be charged to expense ratably over the period from the signing of the AOL Agreement to December 31, 1997, as payment for certain exclusivity rights for that period; (ii) $13.2 million will be treated as production of advertising costs and will be charged to expense on the Commercial Launch Date, currently anticipated to be in September 1997; and (iii) the $60.6 million, the balance of the cash payment, the value of the First Warrant, and AOL Agreement related costs, represents the combined value of advertising and exclusivities which extend over the term of the AOL Agreement and will be recognized ratably after the Commercial Launch Date as advertising services are received. Accordingly, during the three months ended March 31, 1997, the Company recognized $3.6 million related to the exclusivity, as discussed in (i) above and has restated its consolidated financial statements as of and for the three months ended March 31, 1997. The effect of this restatement was a decrease in income before provision of income taxes of $3.6 million, a decrease in net income of $2.2 million and a decrease in net income per share (primary and fully diluted) of $.03.

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

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS
The following table sets forth for the periods indicated certain financial data as a percentage of sales:

                                                      PERCENTAGE OF SALES
                                                   --------------------------
                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                   --------------------------
                                                   Restated
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


                    COST OF SALES. The Company's costs of sales increased by 39.7% to $61.8 million in the first quarter of 1997 from $44.2 million in the first quarter of 1996. The primary component of the Company's cost of sales is network usage costs. Prior to 1997, network usage costs consisted solely of "bundled" charges from AT&T. Beginning in 1997, the Company also incurred "unbundled" charges, including local access fees, associated with the operation of OBN. Both "bundled" and "unbundled" charges are directly related to calls made by the Company's end users. Also included in the 1997 cost of sales is a charge of $3.6 million related to the AOL Agreement (See Note 3).


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

                    GROSS MARGIN. Gross margin decreased to 13.2% in the first quarter of 1997 from 13.4% during the first quarter of 1996. The decrease in gross margin was primarily due to the charge discussed above (See Note 3). Absent this charge, gross margin increased to 18.2% in the first quarter of 1997 from 13.4% during the first quarter of 1996. This increase in gross margin was primarily due to lower network usage costs and credits for long distance services on the Company's new contract tariff with AT&T and network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T. As a result of the Company's expansion of its direct marketing, decreases in partition costs were more than offset by an increase in direct marketing costs.

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



Date: September 2, 1997     TEL-SAVE HOLDINGS, INC.
                            -----------------------
                            (Registrant)



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