Form 10-Q/A
period 1997-06-30
TEL SAVE HOLDINGS INC
filed 1997-09-02
CIK 948545

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

                                   After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has determined to change the originally described accounting treatment for the AOL Agreement and to account for the $100 million cash payment, the value of the First Warrant, as described below, and $0.6 million of agreement related costs as follows: (i) $35.9 million will be charged to expense ratably over the period from the signing of the AOL Agreement to December 31, 1997, as payment for certain exclusivity rights for that period; (ii) $13.2 million will be treated as production of advertising costs and will be charged to expense on the Commercial Launch Date, currently anticipated to be in September 1997; and (iii) the $60.6 million, the balance of the cash payment, the value of the First Warrant and AOL Agreement related costs, represents the combined value of advertising and exclusivities which extend over the term of the AOL Agreement and will be recognized ratably after the Commercial Launch Date as advertising services are received. Accordingly, during the three and six months ended June 30, 1997, the Company recognized $10.8 million and $14.4 million, respectively, related to the exclusivity, as discussed in (i) above. The effect of these charges for the three and six months ended June 30, 1997 was a decrease in net income of $6.6 milion and $8.8 million, respectively and a decrease in net income per share (primary and fully diluted) of $.10 and $.13, respectively.

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

                                   The Company recorded a one-time charge of $11.5 million in the quarter ended June 30, 1997, primarily as a result of the Company changing its accounting for customer acquisition costs to expense them in the period incurred versus the Company's prior treatment of capitalizing customer acquisition costs and amortizing them over a six month period. The effect of this charge for the three and six months ended June 30, 1997 was a decrease in income before provision of income taxes of $11.5 million, a decrease in net income of $7.0 million and a decrease in net income per share (primary and fully diluted) of $.11.

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

          Cost of Sales. The Company's cost of sales increased by 69.9% to $84.3 million in the second quarter of 1997 from $49.6 million in the second quarter of 1996. Included in the 1997 cost of sales are charges aggregating $22.3 million consisting of $11.5 million primarily as a result of the Company's change in its accounting for customer acquisition costs (See Note 4) and $10.8 million related to the AOL Agreement (See Note 3). The effect of these charges was to reduce net income and net income per share (primary and fully diluted) by $13.6 million and $.21, respectively. Absent these charges, the Company's cost of sales increased by 25% to $62.0 million in the second quarter of 1997 from $49.6 million in the second quarter of 1996.

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

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

          Gross Margin. Gross margin decreased to (12.3%) in the second quarter of 1997 from 13.0% during the second quarter of 1996. The decrease in gross margin was primarily due to the charges discussed above. Absent these charges, gross margin increased to 17.4% in the second quarter of 1997 from 13.0% during the second quarter of 1996, due to lower network usage costs on the Company's current contract tariff with AT&T and network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T, offset by an increase in direct marketing costs.

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

          Cost of Sales. The Company's costs of sales increased by 55.6% to $146.1 million in the first six months of 1997 from $93.9 million in the first six months of 1996. Included in the 1997 cost of sales are charges aggregating $25.9 million consisting of $11.5 million primarily as a result of the Company's change in its accounting for customer acquisition costs (See Note 4) and $14.4 million related to the AOL Agreement (See Note 3). The effect of these charges was to reduce net income and net income per share (primary and fully diluted) by $15.8 million and $.24, respectively. Absent these charges, the Company's cost of sales increased by 28.0% to $120.2 million for the first six months of 1997 from $93.9 million for the first six months of 1996.

          Gross Margin. Gross margin decreased to 0.1% in the first six months of 1997 from 13.2% during the first six months of 1996. The decrease in gross margin was primarily due to the charges discussed above. Absent these charges, gross margin increased to 17.8% in the first six months of 1997 from 13.2% in the first six months of 1996, due to lower network usage costs on the Company's current contract tariff with AT&T and network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T, offset by an increase in direct marketing costs.

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