Form 10-Q
period 1997-09-30
TEL SAVE HOLDINGS INC
filed 1997-11-14
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997.

[x] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value, 66,785,515 shares outstanding as of November 10, 1997.

                             TEL-SAVE HOLDINGS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

              Consolidated Balance Sheets as of September 30, 1997 and
                December 31, 1996                                              3

              Consolidated Statements of Income for the three and nine
                months ended September 30, 1997 and 1996                       4

              Consolidated  Statement of Stockholders'  Equity for the
                nine months ended September 30, 1997                           5

              Consolidated  Statements  of Cash  Flows  for  the  nine
                months ended September 30, 1997 and 1996                       6

              Notes to Consolidated Financial Statements                       7

     Item 2. Management's   Discussion   and  Analysis  of  Financial
                Condition and Results of Operations                           13

PART II - OTHER INFORMATION

              Items 1 - 6                                                     23

              Signatures                                                      25

PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                SEPTEMBER 30,     December 31,
                                                                                    1997              1996
ASSETS:
CURRENT:
   Cash and cash equivalents                                                     $ 166,102          $   8,023
   Marketable securities                                                             6,666            149,237
   Accounts receivable, trade net of allowance for uncollect
      ible accounts of $3,064 and $987, respectively                                44,388             19,971
   Advances to partitions and note receivables                                      40,568             13,410
   Due from broker                                                                       -                867
   Prepaid AOL marketing costs - current                                            53,705                  -
   Prepaid  expenses and other current assets                                       16,062             10,377
                                                                                 ---------           --------
       TOTAL CURRENT ASSETS                                                        327,491            201,885
Property and equipment, net of accumulated depreciation of
   $2,674 and $499, respectively                                                    55,349             30,097
Intangibles, net of accumulated amortization of $1,915 and
   $3,787, respectively                                                             23,032             21,102
Investment in STF notes                                                            155,409                  -
Prepaid AOL marketing costs                                                         30,818                  -
Other assets                                                                        14,718              3,924
                                                                                 ---------           --------
        TOTAL ASSETS                                                              $606,817           $257,008
======================================================================  ================== ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
Accounts payable and accrued expenses:
   Trade and other                                                                $ 24,524            $17,812
   Partitions                                                                        9,037              4,398
   Sales and excise taxes payable                                                    1,790              1,592
   Other                                                                             3,054              1,619
Securities sold short, at cost to purchase                                               -                867
                                                                                 ---------            -------
        TOTAL CURRENT LIABILITIES                                                   38,405             26,288
4 1/2% convertible subordinated notes due 2002                                     300,000                  -
                                                                                 ---------            -------
        TOTAL LIABILITIES                                                          338,405             26,288
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares autho
      rized; no shares outstanding                                                       -                  -
   Common stock - $.01 par value, 100,000,000 authorized;
      65,778,823 and 62,237,998 issued, respectively                                   658                622
   Additional paid-in capital                                                      247,986            210,616
   Retained earnings                                                                24,328             24,042
   Treasury stock                                                                  (4,560)            (4,560)
                                                                                 ---------           --------
        TOTAL STOCKHOLDERS' EQUITY                                                 268,412            230,720
                                                                                 ---------           --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $606,817           $257,008
======================================================================  ================== ==================

          See accompanying notes to consolidated financial statements.
                                       -3-

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                               FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                -------------------      -------------------
                                                 1997      1996           1997         1996
                                                 ----      ----           ----         ----
SALES                                         $  80,314   $  60,079    $  226,506   $ 168,159
COST OF SALES                                    78,217      51,756       224,298     145,617
                                              ---------   ---------    ----------   ---------
GROSS PROFIT                                      2,097       8,323         2,208      22,542
SELLING, GENERAL AND ADMINIS
   TRATIVE                                        5,340       2,452        13,293       7,244
                                              ---------   ---------    ----------   ---------
OPERATING INCOME (LOSS)                          (3,243)      5,871       (11,085)     15,298
OTHER INCOME, NET                                 4,425       5,416        11,554       7,923
                                              ---------   ---------    ----------   ---------
INCOME BEFORE PROVISION FOR
   INCOME TAXES                                   1,182      11,287           469      23,221
PROVISION FOR INCOME TAXES                          461       4,255           183       8,754
                                              ---------   ---------    ----------   ---------
NET INCOME                                    $     721   $   7,032    $      286   $  14,467
=========================================== =========== ===========  ============ ===========
NET INCOME PER SHARE -
   PRIMARY                                    $     .01   $     .11    $        -   $     .27
=========================================== =========== ===========  ============ ===========
WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING - PRIMARY                  68,966      63,397        67,239      54,538
=========================================== =========== ===========  ============ ===========
NET INCOME PER SHARE - FULLY
   DILUTED                                    $     .01   $     .11    $        -   $     .26
=========================================== =========== ===========  ============ ===========
WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING - FULLY
   DILUTED                                       70,065      64,740        69,119      56,178
=========================================== =========== ===========  ============ ===========

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                           Common Stock          Additional                           Treasury Stock
                                    --------------------------     Paid-in       Retained      ------------------------------
                                       Shares        Amount        Capital       Earnings       Shares         Amount     Total
                                       ------        ------        -------       --------       ------         ------     -----

BALANCE, JANUARY 1, 1997               62,238          $622         $210,616    $24,042         (428)           $(4,560)  $230,720

NET INCOME                                  -             -                -        286             -                 -        286

ISSUANCE OF WARRANTS TO
   AOL                                      -             -            9,100          -             -                 -      9,100

ISSUANCE OF COMMON STOCK                  141             1            2,217          -             -                 -      2,218

EXERCISE OF COMMON STOCK
   WARRANTS                             1,915            20            8,939          -             -                 -      8,959

EXERCISE OF COMMON STOCK
   OPTIONS                              1,485            15            6,891          -             -                 -      6,906

PURCHASE OF COMMON STOCK
   WARRANTS                                 -             -           (4,400)          -             -                -     (4,400)
INCOME TAX BENEFIT RELATED
    TO EXERCISE OF COMMON
    STOCK OPTIONS AND WAR
    RANTS                                   -             -           14,623          -             -                 -     14,623
                                    ---------  ------------ ----------------  ---------  ------------ ----------------- -----------

BALANCE, SEPTEMBER 30,
    1997                               65,779          $658         $247,986    $24,328         (428)          $(4,560)   $268,412
=================================== =========  ============ ================  =========  ============ ================= ==========

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                     -------------------
                                                                                    1997              1996
                                                                                    ----              ----
Cash flows from operating activities:
Net income                                                                       $   286          $ 14,467
Adjustment to reconcile net income to net cash (used in)
   provided by operating activities:
   Unrealized (gain) loss on securities sold short and market
   able securities                                                                  (324)                2
   Provision for bad debts                                                         1,952                23
   Depreciation and amortization                                                   4,466             1,733
   Charge for customer acquisition costs                                          11,550                 -
   AOL marketing costs                                                            25,141                 -
   Deferred credits                                                                    -               120
   Income tax benefit related to warrants                                         14,623                 -
   (Increase) decrease in:
      Accounts receivable - trade                                                (26,494)           (2,991)
      Advances to partitions and note receivables                                (27,158)          (11,270)
      Prepaid expenses and other current assets                                  (14,910)           (2,195)
      Prepaid AOL marketing costs                                               (100,564)                -
      Other assets                                                               (10,794)           (1,921)
   Increase (decrease) in:
      Accounts and partition payables and accrued expenses                        13,109             8,757
      Income taxes payable                                                             -             4,914
                                                                                --------           -------
        Net cash (used in) provided by operating activities                     (109,117)           11,639
                                                                                --------           -------
Cash flows from investing activities:
   Acquisition of intangibles                                                     (4,328)           (1,811)
   Capital expenditures                                                          (27,427)          (20,006)
   Securities sold short                                                            (867)           (1,100)
   Due from broker                                                                   867             1,100
   Loans to stockholder                                                                -            (3,034)
   Repayment of stockholder loans                                                      -             5,109
   Purchase of STF notes                                                        (155,409)                -
   Sale (purchase) of marketable securities                                      142,895           (10,501)
                                                                                --------           --------
        Net cash used in investing activities                                    (44,269)          (30,243)
                                                                                --------           --------
Cash flows from financing activities:
   Proceeds from sale of 4 1/2% convertible subordinated notes                   300,000                 -
   Proceeds from sale of common stock                                                  -           139,069
   Proceeds from exercise of options and warrants                                 15,865             4,471
   Purchase of common stock warrants                                              (4,400)                -
   Payment of note payable to stockholder                                              -            (5,921)
                                                                                --------          ---------
        Net cash provided by financing activities                                311,465           137,619
                                                                                --------          ---------
Net increase  in cash and cash equivalents                                       158,079           119,015
Cash and cash equivalents, at beginning of period                                  8,023            41,211
                                                                                --------          ---------
Cash and cash equivalents, at end of period                                     $166,102          $160,226
====================================================================== ================= =================

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation               The consolidated  financial  statements
                                         include  the   accounts  of  Tel-  Save
                                         Holdings,  Inc.  and  its  wholly-owned
                                         subsidiaries, and have been prepared as
                                         if  the  entities  had  operated  as  a
                                         single  consolidated  group since their
                                         respective dates of incorporation.  All
                                         intercompany  balances and transactions
                                         have been eliminated.

                                         The consolidated  financial  statements
                                         and   related   notes   thereto  as  of
                                         September  30,  1997 and for the  three
                                         and nine  months  ended  September  30,
                                         1997   and  1996   are   presented   as
                                         unaudited   but  in  the   opinion   of
                                         management   include  all   adjustments
                                         necessary   to   present   fairly   the
                                         information  set forth  therein.  These
                                         adjustments  consist  solely  of normal
                                         recurring  accruals.  The  consolidated
                                         balance sheet  information for December
                                         31, 1996 was  derived  from the audited
                                         financial  statements  included  in the
                                         Company's Form 10-K, as amended.  These
                                         interim financial  statements should be
                                         read in  conjunction  with that report.
                                         The interim results are not necessarily
                                         indicative   of  the  results  for  any
                                         future periods.


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

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3.   AOL Agreement                       In      conjunction       with      the
                                         Telecommunications  Marketing Agreement
                                         (the  "AOL   Agreement")  with  America
                                         Online, Inc. ("AOL"),  the Company paid
                                         AOL a total of $100  million and issued
                                         two warrants to purchase  shares of the
                                         Company's   stock,   one  warrant  (the
                                         "First  Warrant")  to  purchase,  at an
                                         exercise price of $15.50 per share,  up
                                         to 5,000,000 shares, which vested as to
                                         2,500,000  shares  on  October  9, 1997
                                         ("Commercial  Launch  Date"),  when the
                                         Company's  service was  launched on the
                                         AOL online network, and as to 2,500,000
                                         shares on February  22, 1998 if the AOL
                                         Agreement has not  terminated,  and one
                                         warrant  (the   "Second   Warrant")  to
                                         purchase,   at  an  exercise  price  of
                                         $14.00  per  share,   up  to  7,000,000
                                         shares,  which  will  vest,  commencing
                                         December 31, 1997,  based on the number
                                         of subscribers to the Company's service
                                         and  would  vest  fully if there are at
                                         least 3.5 million such  subscribers  at
                                         any one time.  The initial  term of the
                                         AOL  Agreement  runs to June 30,  2000,
                                         and  the  AOL  Agreement  provides  for
                                         annual  extensions  by AOL of its  term
                                         thereafter.

                                         The $100  million  cash payment and the
                                         value   of  the   First   Warrant,   as
                                         described  below,  and $0.6  million of
                                         agreement  related  costs is  accounted
                                         for as follows:  (i) $35.9 million will
                                         be charged to expense  ratably over the
                                         period  from  the  signing  of the  AOL
                                         Agreement  to  December  31,  1997,  as
                                         payment for certain  exclusivity rights
                                         for that  period;  (ii)  $13.2  million
                                         will  be  treated  as   production   of
                                         advertising  costs and will be  charged
                                         to expense  on  October  9,  1997,  the
                                         Commercial Launch Date; and (iii) $60.6
                                         million,   the   balance  of  the  cash
                                         payment  and  the  value  of the  First
                                         Warrant  and  AOL   Agreement   related
                                         costs, represents the combined value of
                                         advertising  and  exclusivities   which
                                         extend   over   the  term  of  the  AOL
                                         Agreement   and   will  be   recognized
                                         ratably  after  the  Commercial  Launch
                                         Date  as   advertising   services   are
                                         received. Accordingly, during the three
                                         and nine  months  ended  September  30,
                                         1997,  the  Company   recognized  $10.8
                                         million  and $25.1  million of expense,
                                         respectively,     related     to    the
                                         exclusivity, as discussed in (i) above.

                                         While the First Warrant has been valued
                                         by an  independent  invest ment bank at
                                         $9.1 million at its date of grant,  the
                                         Company is  continuing  to discuss with
                                         the SEC  the  valuation  of this  First
                                         Warrant and any change to the valuation
                                         would  affect  the  amount  charged  to
                                         expense over the balance of the initial
                                         term of the AOL  Agreement.  The Second
                                         Warrant  will be valued and  charged to
                                         expense as and when  subscribers to the
                                         Company's  services under the AOL Agree
                                         ment  sign-up and the shares  under the
                                         Second Warrant vest.

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

4.   Customer Acquisition                The  Company  determined  in the second
                                         quarter  to  deemphasize   the  use  of
                                         direct  marketing to solicit  customers
                                         for the  Company as the  carrier and to
                                         focus  the  majority  of  its  existing
                                         direct marketing  resources on customer
                                         service and  support for the  marketing
                                         operations  of its carrier  partitions,
                                         on a fee basis. The Company  recognized
                                         fees of $2.7  million and $8.1  million
                                         for the  three  and nine  months  ended
                                         September   30,   1997,   respectively,
                                         included  in  other  income,  from  the
                                         services  net of related  costs of $8.7
                                         million and $14.6 million for the three
                                         and nine  months  ended  September  30,
                                         1997, respectively.

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

                                         In October 1997, the Company decided to
                                         discontinue its internal  telemarketing
                                         operations    which   were    primarily
                                         conducted   through  American  Business
                                         Alliance  (which  was  acquired  by the
                                         Company in December  1996),  as part of
                                         its  restructuring  of  its  sales  and
                                         marketing efforts and will write-off in
                                         the  Company's   1997  fourth   quarter
                                         approximately    $25.2    million    of
                                         intangible and related assets.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.   Proposed Merger with                As of July 16,  1997,  the  Company,  a
     Shared Technologies                 wholly-owned  subsidiary of the Company
     Fairchild,  Inc.                    ("Merger Sub") and Shared  Technologies
                                         Fairchild, Inc. ("STF") entered into an
                                         Agreement   and  Plan  of  Merger  (the
                                         "Merger Agreement"),  pursuant to which
                                         STF  would,  by  merger  with  and into
                                         Merger Sub (the "STF merger"), become a
                                         wholly-owned  subsidiary of the Company
                                         and  the  shares  of STF  common  stock
                                         would be  exchanged  for  shares of the
                                         Company's common stock.

                                         Pursuant  to the  terms  of the  Merger
                                         Agreement, each share of STF stock will
                                         be converted  into the number of shares
                                         of the Company Common Stock  calculated
                                         by  dividing   $11.25  by  the  average
                                         closing  price  of the  Company  common
                                         stock  over  a  15-trading-day   period
                                         ending  on  the   trading   date  three
                                         trading days immediately  preceding the
                                         closing  date of the  Merger,  provided
                                         that the  exchange  ratio  shall not be
                                         greater   than  1.125   shares  of  the
                                         Company's  common  stock for a share of
                                         STF  common  stock  and  that,  if such
                                         average  closing  price is greater than
                                         $20 per share,  the exchange ratio will
                                         be  calculated  by dividing  the sum of
                                         (a) $11.25 plus the product of .3 times
                                         the  amount  by  which   such   average
                                         closing  price  exceeds $20 by (b) such
                                         average     closing    price.     STF's
                                         outstanding convertible preferred stock
                                         will be exchanged for  preferred  stock
                                         of  the  Company  with  substan  tially
                                         identical  terms or for  shares  of the
                                         Company's common stock.

                                         The   consummation  of  the  Merger  is
                                         subject   to   the   approval   of  the
                                         stockholders  of both the  Company  and
                                         STF  (including,  in  the  case  of the
                                         Company,  approval of an  amendment  to
                                         the    Company's    certifi   cate   of
                                         incorporation to increase the number of
                                         the  Company's   authorized  shares  of
                                         common   stock),   which  meetings  are
                                         scheduled to occur on December 1, 1997,
                                         as well as the Merger's qualifying as a
                                         pooling of  interests  transaction  for
                                         accounting purposes and other customary
                                         closing conditions.

                                         STF  has  approximately   $164  million
                                         aggregate face amount of 12 1/4% Senior
                                         Subordinated  Discount  Notes  due 2007
                                         (the "STF Notes").  As of September 30,
                                         1997,   the   Company   had   purchased
                                         substantially  all of the STF Notes and
                                         the remaining  portion of the STF Notes
                                         were purchased during October 1997.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6.   4 1/2% Convertible                  In  September  1997,  the Company  sold
     Subordinated  Notes                 $300 million of its 4 1/2%  Convertible
                                         Subordinated   Notes  which  mature  on
                                         September  15,  2002 (the  "Convertible
                                         Notes").  Interest  on the  Convertible
                                         Notes is due and  payable  semiannually
                                         on  March 15 and  September  15 of each
                                         year.   The   Convertible   Notes   are
                                         unsecured  obligations  of the  Company
                                         and are subordinate in right of payment
                                         to all existing and future  senior debt
                                         (as defined) and are subordinate to all
                                         liabilities     of    the     Company's
                                         subsidiaries. The Convertible Notes are
                                         convertible,   at  the  option  of  the
                                         holder  thereof,  at any time  after 90
                                         days  follow  ing the date of  original
                                         issuance thereof and prior to maturity,
                                         unless previously redeemed, into shares
                                         of  the  Company's  common  stock  at a
                                         conversion   price  of  $24.61875   per
                                         share.   The   Convertible   Notes  are
                                         redeemable, in whole or in part, at the
                                         option of the  Company,  at any time on
                                         or after September 15, 2000, at 101.80%
                                         of par prior to September  14, 2001 and
                                         100.90%  of  par thereafter.

7.   Recent Accounting                   In   February   1997,   the   Financial
     Pronouncements                      Accounting   Standards  Board  ("FASB")
                                         issued     Statement    of    Financial
                                         Accounting  Standards ("SFAS") No. 128,
                                         "Earnings    Per   Share,"   which   is
                                         effective  for fiscal years ended after
                                         December  15,  1997.  The Company  will
                                         adopt  Statement  No.  128 for the year
                                         ended  December 31, 1997.  The adoption
                                         of this  standard  is not  expected  to
                                         have a material impact on the Company's
                                         earnings per share.

                                         In June 1997,  the FASB issued SFAS No.
                                         130, "Reporting Compre hensive Income",
                                         which    establishes    standards   for
                                         reporting and display of  comprehensive
                                         income,  its components and accumulated
                                         balances.   Comprehensive   income   is
                                         defined  to  include   all  changes  in
                                         equity  except  those   resulting  from
                                         investments by owners and distributions
                                         to  owners.  Among  other  disclosures,
                                         SFAS 130  requires  that all items that
                                         are  required  to be  recognized  under
                                         current    accounting    standards   as
                                         components of  comprehensive  income be
                                         reported in a financial  statement that
                                         is displayed  with the same  prominence
                                         as other financial statements.

                                         SFAS  130 is  effective  for  financial
                                         statements for periods  beginning after
                                         December    15,   1997   and   requires
                                         comparative   information  for  earlier
                                         years to be  restated.  Because  of the
                                         recent   issuance  of  this   standard,
                                         management  has  been  unable  to fully
                                         evaluate   the  impact,   if  any,  the
                                         standard  may have on future  financial
                                         statement  disclo  sures.   Results  of
                                         operations   and  financial   position,
                                         however,    will   be   unaffected   by
                                         implementation of this standard.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                         In June 1997,  the FASB issued SFAS No.
                                         131,  "Disclosures about Segments of an
                                         Enterprise  and  Related  Information",
                                         which   super   sedes   SFAS  No.   14,
                                         Financial  Reporting  for Segments of a
                                         Business    Enterprise.     SFAS    131
                                         establishes  standards for the way that
                                         public  companies  report   information
                                         about  operating   segments  in  annual
                                         financial   statements   and   requires
                                         reporting of selected information about
                                         operating segments in interim financial
                                         statements  issued  to the  public.  It
                                         also    establishes    standards    for
                                         disclosures   regarding   products  and
                                         services,  geographic  areas  and major
                                         customers.  SFAS 131 defines  operating
                                         segments  as  components  of a  company
                                         about    which    separate    financial
                                         information   is   available   that  is
                                         evaluated   regularly   by  the   chief
                                         operating  decision  maker in  deciding
                                         how  to  allocate   resources   and  in
                                         assessing performance.

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

        RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain financial data as a percentage of sales:


                                                                    PERCENTAGE OF SALES
                                                                    -------------------
                                            FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                            --------------------------              -------------------------
                                             1997               1996                1997                1996
                                             ----               ----                ----                ----
SALES                                        100.0%             100.0%              100.0%               100.0%
COST OF SALES                                 97.4               86.1                99.0                 86.6
                                           -------              -----             -------                -----
GROSS PROFIT                                   2.6               13.9                 1.0                 13.4
SELLING, GENERAL AND ADMINISTRATIVE            6.6                4.1                 5.9                  4.3
                                           -------               ----             -------                 ----
OPERATING INCOME (LOSS)                       (4.0)               9.8                (4.9)                 9.1
OTHER INCOME, NET                              5.5                9.0                 5.1                  4.7
                                           -------               ----             -------                 ----
INCOME BEFORE PROVISION FOR
   INCOME TAXES                                1.5               18.8                 0.2                 13.8
PROVISION FOR INCOME
   TAXES                                       0.6                7.1                 0.1                  5.2
                                           -------              -----              ------                -----
NET INCOME                                     0.9%              11.7%                0.1%                 8.6%

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


        THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

        Sales. Sales increased by 33.7% to $80.3 million in the third quarter of 1997 from $60.1 million in the third quarter of 1996. The increase in sales related primarily to the marketing of the Company's OBN services and the addition of new partitions.

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

        Cost of Sales. The Company's cost of sales increased by 51.1% to $78.2 million in the third quarter of 1997 from $51.8 million in the third quarter of 1996 as a result of increased sales and a charge of $10.8 million related to the exclusivity portion of the AOL Agreement ( Note
        3). Absent the AOL charge, the Company's cost of sales increased by 30.1% to $67.4 million in the third quarter of 1997 from $51.8 million in the third quarter of 1996.

        Prior to 1997, network usage costs consisted solely of "bundled" charges from AT&T. Beginning in 1997, the Company also incurred "unbundled" charges, including local access fees, associated with the operation of OBN. Both "bundled" and "unbundled" charges are directly related to calls made by the Company's end users.

        Although the Company's service was launched on the AOL online network in October 1997 on a limited basis, with the general public promotion of the service anticipated to begin late in the 1997 fourth quarter, the Company and AOL continue to work together to develop and to maintain online marketing and billing of long distance service that will be needed to support the offering and there can be no assurance that such development and testing will be completed successfully or in a timely manner. The Company currently estimates that between 2% and 6% of AOL's custom ers will need to sign up for the Company's long distance service in order for the Company to break even on its investment in the AOL
        Agreement. With respect to the cost of sales relating to the AOL Agreement, see Note 3.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


        As a switchless reseller of AT&T long distance services and in order to provide its OBN services, the Company subscribes to contract tariffs. The ability of the Company to negotiate competitive terms of these contract tariffs has been an important reason for the Company's success. In October 1996, the Company subscribed to a new AT&T contract tariff, which was further revised in December 1996 and in May 1997 and permits the Company to continue to resell AT&T long distance services, including AT&T-SDN service, through mid-1998, and also includes, through late 2000, other AT&T services (such as international long distance, inbound and outbound services) that will be used in the Company's nationwide telecommunications network, OBN. The rates that the Company pays under the 1996 AT&T contract tariff are more favorable to the Company than under previous tariffs. During its term, the 1996 AT&T contract tariff will enable the Company to minimize possible attrition that might result from moving existing end users from the AT&T network to OBN. The 1996 AT&T contract tariff also permits a more gradual introduction of OBN, which has reduced the expense of providing the capacity required in a more rapid phase-in of OBN and lessened the impact of any technical difficulties during the phase-in of OBN. The 1996 AT&T contract tariff commits the Company to purchase $285 million of service from AT&T over its 4 year term, including at least $1 million per month of interna tional service. The Company can terminate the 1996 contract tariff without liability to AT&T in mid-1998 if the Company has generated at least $105 million in usage charges, including at least $15 million in international usage charges and the Company currently expects that these thresholds will be met ($105 million and $15 million) in the fourth quarter of 1997.

        OBN and the operation of the Company's own switches and network have to date and will in the future require the Company to incur systems and equipment maintenance, lease and network personnel expenses signifi cantly above the levels historically experienced by the Company as a switchless reseller of AT&T services. However, these per call costs, in combination with "unbundled" charges paid to LECs and AT&T, were, in the quarter and the nine months ended September 30, 1997, and are expected in the future, to be less than the per call cost currently incurred by the Company as a switchless reseller paying "bundled" charges to AT&T. The Company is already expanding the capacity of OBN, which currently could accommodate 400,000 new residential customers. Separately, the Company has entered into an agreement with AT&T to purchase its Carrier Solutions Platform ("CSP") service for an initial period of six (6) months (beginning in August 1997) subject to either party's right to terminate the agreement. The Company is negotiating a longer term agreement with AT&T for such service. The CSP service provides OBN with significant additional capacity and would enable the Company to accommodate large numbers of additional customers on OBN by handling their peak load or overflow traffic. CSP has been installed, and testing is expected to be completed by mid-December. This expansion of capacity costs the Company approximately $180,000 per month. By utilizing CSP, the Company expects that it can operate its network close to capacity, thereby lowering transport costs. Further, CSP gives the Company the ability to seamlessly migrate traffic to OBN and reduce the task of forecasting demand.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

        Gross Margin. Gross margin decreased to 2.6% in the third quarter of 1997 from 13.9% during the third quarter of 1996. The decrease in gross margin was primarily due to the AOL charge discussed above. Absent this charge, gross margin increased to 16.1% in the third quarter of 1997 from 13.9% during the third quarter of 1996, due to lower network usage costs on the Company's current contract tariff with AT&T and network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T.

        Although the basic rates of the three largest long distance carriers - AT&T, MCI and Sprint - have historically increased, AT&T and other carriers have announced new price plans and significantly simplified rate structures aimed at residential customers (the Company's primary target audience under the AOL Agreement) which may have the impact of lowering overall long distance prices. There can be no assurance that AT&T or other carriers will not make similar offerings available to the small and medium sized businesses that the Company currently serves. Although OBN is expected to make the Company more price competitive, further reductions in long distance prices charged by competitors still may have a material adverse impact on the Company's gross margin in future periods.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased by 117.8% to $5.3 million in the third quarter of 1997 from $2.5 million in the third quarter of 1996. The increase in selling, general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the development costs associated with AOL and increased fees for professional services.

        The Company expects selling, general and administrative expenses to continue to increase as it implements, operates and maintains OBN and as it rolls out the AOL service offering. If the STF merger is consummated, the Company also anticipates an increase in such expenses for the integration of the operations of STF. These efforts will require additional personnel, equipment and support. The additional selling, general and administrative expenses may be offset by the increased sales and profit gained as a result of the implementation of the components of the Company's strategic plan, but increased costs may have an adverse impact on results of operations and there can be no assurances of such increased sales and profits.

        Other Income. Other income was $4.4 million in the third quarter of 1997 versus $5.4 million for the third quarter of 1996. Other income consists primarily of fees for customer service and support for the marketing operations of the Company's carrier partitions in 1997 and interest income earned on the Company's cash balances. Other income for the third quarter of 1997 was offset by STF merger-related costs of $1.4 million.

        Provision for income taxes. The Company's effective tax rate increased to 39.0% for the three months ended September 30, 1997 from the effective tax rate of 37.7% for the three months ended September 30, 1996 due to an anticipated higher effective state tax rate in 1997.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


        NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

        Sales. Sales increased by 34.7% to $226.5 million in the first nine months of 1997 from $168.2 million in the first nine months of 1996. The increase in sales related primarily to the marketing of the Company's OBN services and the addition of new partitions.

        Cost of Sales. The Company's costs of sales increased by 54.0% to $224.3 million in the first nine months of 1997 from $145.6 million in the first nine months of 1996 as a result of increased sales and charges of $11.5 million primarily as a result of the Company's change in its accounting for customer acquisition costs (Note 4) and $25.1 million related to the exclusivity portion of the AOL Agreement (Note 3). Absent the customer acquisition and AOL charges, the Company's cost of sales increased by 28.9% to $187.7 million for the first nine months of 1997 from $145.6 million for the first nine months of 1996.

        Gross Margin. Gross margin decreased to 1.0% in the first nine months of 1997 from 13.4% during the first nine months of 1996. The decrease in gross margin was primarily due to the charges discussed above. Absent the customer acquisition and AOL charges, gross margin increased to 17.2% in the first nine months of 1997 from 13.4% in the first nine months of 1996, due to lower network usage costs on the Company's current contract tariff with AT&T and network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T, offset by an increase in direct marketing costs.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased by 83.5% to $13.3 million in the first nine months of 1997 from $7.2 million in the first nine months of 1996. The increase in selling, general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the development costs associated with AOL, and increased fees for professional services.

        Other Income. Other income was $11.6 million in the first nine months of 1997 versus $7.9 million for the first nine months of 1996. Other income consists primarily of fees for customer service and support for the marketing operations of the Company's carrier partitions and interest income earned on the Company's cash balances. Other income for the nine months ended September 30, 1997 was offset by STF merger-related costs of $1.4 million.

        Provision for income taxes. The Company's effective tax rate increased to 39.0% for the nine months ended September 30, 1997 from the effective tax rate of 37.7% for the nine months ended September 30, 1996 due to an anticipated higher effective state tax rate in 1997.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


        SOME POTENTIAL FUTURE CHARGES

        Of the $100 million payment to AOL (plus the value of the 5 million share AOL warrant, which is valued, subject to possible increase, as discussed above, at $9.1 million, and $.6 million of AOL Agreement-related costs), the Company anticipates that, with the commercial launch of the Company service in early October 1997, an aggregate of approximately $35 million will be charged to expense in the fourth quarter of 1997 (an aggregate of $25.1 million was so charged in the first three quarters of 1997). The balance will be recognized ratably over the balance of the term of the AOL Agreement, the initial term of which expires on June 30, 2000, as advertising services are received. The AOL warrant for up to 7 million shares will be valued and charged to expense as and when subscribers to the Company's services under the AOL Agreement sign-up and the shares under such warrant vest. The amount of such charges, which could be significant, will be based on the extent to which such AOL warrants vest and the market prices of the Company's Common Stock at the time of vesting and therefore such charges are not currently determinable. Generally, the higher the market price of the Company's Common Stock at the time of vesting, the larger the amount of the charge will be. The Company also anticipates that it will incur additional promotional expenses in the 1997 fourth quarter and the 1998 first quarter in connection with the general public promotion of its service under the AOL Agreement. If the AOL Agreement should prove unsuccessful, any remaining amount of the total value paid under the AOL Agreement could be written off earlier.

        As discussed above, in connection with the Company's decision in October 1997 to discontinue its internal telemarketing operations, which were primarily conducted through American Business Alliance (which was acquired by the Company in December 1996), as part of its restructuring of its sales and marketing efforts, the Company will write-off approxi mately $25.2 million of intangible and related assets in the 1997 fourth quarter.

        In addition to the approximately $19.0 million one-time acquisition and transition related pre-tax charges and special pre-tax charges of approxi mately $39.0 million related to the acquisition and retirement of the STF Notes, which will be recorded in the quarter in which the STF merger is consummated, various special costs are anticipated to be incurred in realizing some of the benefits of the STF merger, including enhancing the Company's (post STF merger) direct sales force, and associated with systems modifications and other integration-related charges after the STF merger. While the exact timing, nature and amount of these charges cannot be predicted, the Company currently estimates that pre-tax charges in connection with the consolidation and centralization of the facilities of STF and the related program of upgrading equipment and eliminating duplicative and obsolete equipment and incurred in realizing some of the other benefits of the STF merger, will range from $50.0 million to $70.0 million. These charges currently are anticipated to be recorded during the 1997 fourth quarter and first half of 1998. It is also possible, as the Company proceeds with the integration of STF with the Company, that further charges may be incurred.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

        The Company granted an option to an executive officer to purchase 800,000 shares of Company Common Stock at an exercise price of $11.125 per share. The option granted is subject to the approval of the stockholders and is being submitted for approval at the Company's stockholder meeting scheduled for December 1, 1997. Approval of the option grant will result in compensation expense equal to the difference between the exercise price and the market value of the Company Common Stock on the date of such approval. In addition, a newly appointed executive officer, in connection with his employment purchased 200,000 shares of Company Common Stock at a price of $4.25 per share from a former executive officer of the Company. This purchase will result in a compensation expense in the fourth quarter of 1997 of approximately $3,400,000 based on the difference between the purchase price and market value of the Company Common Stock on the date of purchase.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


        LIQUIDITY AND CAPITAL RESOURCES

        The Company has since September 1995 raised capital primarily through public and private distributions of its securities. In fall 1995 and spring of 1996 the Company consummated public offerings of shares of the Com pany's Common Stock and received net proceeds of $42.8 million and $139.1 million, respectively.

        In September 1997, the Company sold $300 million of 4 1/2% Convertible Subordinated Notes which mature on September 15, 2002 (the "Convertible Notes"). Interest on the Convertible Note is due and payable semiannually on March 15 and September 15 of each year. The Convertible Notes are convertible, at the option of the holder thereof, at any time after December 9, 1997 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $24.61875 per share. The Convertible Notes are redeemable, in whole or in part, at the Company's option, at any time on or after September 15, 2000 at 101.80% of par prior to September 14, 2001 and 100.90% of par thereafter.

        During 1996, certain options and warrants to purchase shares of the Company's Common Stock were exercised and the Company repurchased approximately 428,000 shares, which are held as treasury shares, yielding to the Company net proceeds of $7.7 million. During the nine months ended September 30, 1997, certain options and warrants to purchase shares of the Company's Common Stock were exercised and the Company repurchased certain Common Stock Warrants, yielding to the Company net proceeds of $11.5 million. The tax benefit realized from the options and warrants was approximately $21.3 million in 1996 and $14.6 million for the nine months ended September 30, 1997 and is reflected as an adjustment to additional paid-in capital.

        In June 1997, the Company negotiated a one year, unsecured, committed line of credit with First Union Bank ("First Union Credit Facility") for borrowings of up to $65.0 million. Under the terms of the First Union Credit Facility the Company is required to pay an availability fee of $81,250 per annum, or 0.125% of the total available borrowings; interest on borrowing is payable monthly at First Union Bank's prime rate less 0.5% or LIBOR plus 0.875%, at the Company's option; and principal is payable upon demand by First Union Bank. The Company is renegotiating certain covenants of the First Union Credit Facility as a result of the issuance by the Company of the Convertible Notes and until those covenants are renegotiated, the First Union Credit Facility is not available to the Company. There can be no assurances that the covenants will be renegotiated. At September 30, 1997, the Company had no borrowings outstanding under the First Union Credit Facility.

        The Company has put out to bid short-term credit facilities with other banks. The Company believes that it will be able to obtain a commitment for a short-term credit facility in an amount sufficient to meet its needs over the next 12 months, but there can be no assurance that such can be obtained.

        The Company's working capital, excluding prepaid AOL marketing costs, was $235.4 million and $175.6 million at September 30, 1997 and December 31, 1996, respectively.

        The Company invested $27.4 million in capital equipment during the nine months ended September 30, 1997, of which $16.8 million was used for the acquisition of capital equipment and installation costs relating to the deployment of OBN. To date, through September 30, 1997, the Company has invested $41.7 million for the acquisition of capital equipment and installation costs relating to the deployment of OBN.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


        As of September 30, 1997, STF had bank debt of approximately $116 million and outstanding redeemable preferred stock which is redeemable for cash of approximately $22.0 million upon consummation of the STF merger. The Company will be required upon consummation of the STF merger to payoff all of STF's bank debt (unless it is renegotiated) and to redeem the redeemable preferred stock. These payments coupled with approximately $19 million of one-time acquisition and transaction related costs due and payable at the consummation of the STF merger would aggregate an amount equal to approximately 91% of the Company's cash, cash equivalents and marketable securities as of September 30, 1997. Upon consummation of the STF merger the Company's investment in the STF Notes will be eliminated in connection with the extinguishment of the STF Notes. In addition, the Company plans to purchase a significant amount of telecommunications equipment in order to accomplish the objective of the STF merger, which is to take advantage of opportunities provided to offer telecommunications services using OBN to a broader market of buildings and customers than those currently served by STF.

        In addition to the approximately $19.0 million one-time acquisition and transition related pre-tax charges and special pre-tax charges of approximately $39.0 million related to the acquisition and retirement of the STF Notes, which will be recorded in the quarter in which the STF merger will be consummated, various special costs are anticipated to be incurred in realizing some of the benefits of the STF merger, including enhancing the Company's (post STF merger) direct sales force, and associated with systems modifications and other integration-related charges after the STF merger. While the exact timing, nature and amount of these charges cannot be predicted, the Company currently estimates that pre-tax charges in connection with the consolidation and centralization of the facilities of STF and the related program of upgrading equipment and eliminating duplicative and obsolete equipment and incurred in realizing some of the other benefits of the STF merger, will range from $50.0 million to $70.0 million. These charges currently are anticipated to be recorded during the 1997 fourth quarter and first half of 1998. It is also possible, as the Company proceeds with the integration of STF with the Company, that further charges may be incurred.

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

        As a result of the payments required upon consummation of the STF merger additional financial arrangements may be necessary in connection with telecommunications equipment purchases. Upon consummation of the STF merger, the Company will issue a significant number of shares of its common stock ( Note 5) (approximately 14 million shares assuming an average closing price for the Company's common stock over the 15 trading days prior to the closing of $21.00).

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


        If the amendment to the Company's Amended and Restated Certificate of Incorporation (the "Charter"), increasing the number of authorized shares of Company Common Stock from 100,000,000 to 300,000,000, is approved at the Company's stockholders meeting scheduled for December 1, 1997, the Company will be authorized to issue up to an aggregate of 300,000,000 shares of Company Common Stock. The Company may use authorized and unissued shares of Company Common Stock for various corporate purposes, including, but not limited to, acquisition transactions, and such shares may be issued by the Company's Board of Directors without further stockholder action unless the issuance is in connection with a transaction for which stockholder approval is otherwise required under the Charter, applicable law, regulation or agreement.

        The Company regularly considers growth opportunities through acquisitions, joint ventures and partnerships as well as other business expansion opportunities. The Company previously reported that it had proposed to ACC Corp. ("ACC") for its consideration a merger transaction between the Company and ACC, in which ACC would be acquired by the Company and ACC's stockholders would receive $50 in the Company's Common Stock in exchange for each share of ACC common stock (as of August 1, 1997, there were approximately 16.8 million shares of ACC common stock reported to be outstanding), and that the Company intended to commence negotiations with ACC with respect to a potential merger transaction. The Company also stated that it does not intend to make any further announcements regarding any such potential merger transaction until it has either reached a definitive agreement with ACC or it has decided not to proceed with such a transaction.

        Any such transaction between the Company and ACC is subject, among other things, to the satisfactory completion of due diligence reviews, the negotiation of a mutually satisfactory agreement, approval thereof by the companies' respective boards of directors, the transaction being accounted for as a pooling-of-interests transaction, any necessary regulatory approvals and any necessary stockholder approvals. There can be no assurance that any agreement will be reached or as to the terms of any such agreement, should it be reached and approved.

                                    * * * * *

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


        In addition to historical information, certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to,"estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. Important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AT&T, increased price competition for long distance services, delays in the direct marketing of residential long distance services under the AOL Agreement, attrition in the number of end users, and changes in government policy, regulation and enforcement and statements regarding the STF merger are based on the consummation of the STF merger, which is subject to a number of conditions. The Company undertakes no obligation to update its forward-looking statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               None.

Item 2.        Changes in Securities

               In August, 1997 in connection with the exercise of outstanding Warrants the Company issued 600,000 shares of its common stock to the holder of such Warrant upon the payment of $2,450,000 in accordance with the terms thereof. The Company believes that the issuance of such shares was exempt from registration under the Securities Act of 1933 ("1933 Act") pursuant to Section 4(2) thereunder.

               In September 1997 the Company sold $300 million of 4 1/2% Convertible Subordinated Notes which mature on September 15, 2002 ("Convertible Notes") to Salomon Brothers Inc., Deutsche Morgan Grenfell, Bear Stearns & Co. Inc., Smith Barney, Inc., Robertson, Stephens & Company and First Union Capital Markets Corp. (collectively, "Initial Purchasers"). The Initial Purchasers offered and sold the Convertible Notes to investors. The Company believes that the issuance of the Convertible Notes was exempt from registration under the 1933 Act pursuant to Section 4(2) thereunder.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               (a) Not applicable.

               (b) Not applicable.

               (c) Not applicable.

Item 5.        Other Information

               On November 13, 1997, the Company and STF entered into a five-year telecommunications services agreement under which the Company will provide substantially all of STF's long distance telecommunications services. Under the terms of the agreement, in each year of the agreement, STF is required to purcahse from the Company a minimum of 85% of the long distance telecommunications services that STF purchases in such year and to make minimum annual payments to the Company (ranging from $15 million in the first year to $27 million in the fifth year of the agreement, for a total of $105 million in minimum payments over the term of the agreement), or to pay to the Company an amount equal to the greater of (i) 50% of the shortfall in the minimum annual payments for such year and (ii) the amount by which 85% of STF's total purchases of long distance telecommunications services in such year exceeds the percentage of such total purchased from the Company. In addition, if STF does not purchase from the Company the minimum percentage of its services in any year, STF must pay an additional 30% surchage on the services purchased under the agreement in such year, and, if STF terminates the agreement before the end of its term without cause, it must pay to the Company an additional amount equal to 50% of the aggregate of the minimum annual payments for the remaining years of the agreement.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     Exhibit 10       Employment Agreement with George P. Farley

                     Exhibit 11       Computation of Net Income Per Share

                     Exhibit 27       Financial Data Schedule

               (b)   Reports on Form 8-K

                     Since June 30, 1997, the following  Current Reports on Form
               8-K have been filed by the Company:

                     Current Report on Form 8-K, dated July 22, 1997, reporting the execution of an Agreement and Plan of Merger with Shared Technologies Fairchild Inc. ("STF"), providing for the merger (the "STF Merger") of STF with a wholly owned subsidiary of the Company, and of related agreements, including certain voting agreements by STF stockholders.

                     Current Report on Form 8-K/A, dated August 15, 1997, including certain historical financial statements of American Business Alliance, Inc. ("ABA") and certain Company pro forma financial statements reflecting the Company's acquisition of substantially all of ABA's assets.

                     Current Report on Form 8-K, dated September 2, 1997, reporting the Com pany's entering into a $150 million short term credit facility and including certain pro forma financial statements reflecting the proposed STF Merger and a summary of certain Company risk factors.

                     Current Report on Form 8-K, dated September 5, 1997, reporting the private placement of $300,000,000 principal amount of the Company's 4-1/2% Convertible Subordinated Notes.

                     Current Report on Form 8-K, dated October 29, 1997, reporting the execution of a further voting agreement with a stockholder of STF in respect of the proposed STF Merger.

                     Current Report on Form 8-K, dated November 5, 1997, reporting the Com pany's proposal to ACC Corp. ("ACC") of a merger transaction between the Company and ACC and the Company's purchase of an interest in US WATS, Inc.

                     Current Report on Form 8-K, dated November 7, 1997, reporting further developments with regard to its merger transaction proposal to ACC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14 , 1997     TEL-SAVE HOLDINGS, INC.
                             -----------------------
                             (Registrant)



                             By:   /s/ Daniel Borislow
                                 -----------------------------------------------
                                 Daniel Borislow
                                 Chairman of the Board,
                                 Chief Executive Officer and Director


                             By: /s/ George P. Farley
                                 -----------------------------------------------
                                 George P. Farley
                                 Chief Financial Officer, Treasurer and Director


                             By: /s/ Kevin R. Kelly
                                 -----------------------------------------------
                                 Kevin R. Kelly
                                 Controller

EXHIBIT INDEX

10        Employment Agreement

11 Tel-Save Holdings, Inc. and subsidiaries computation of net income per share

27        Financial Data Schedule