Form 10-K
period 1997-12-31
TEL SAVE HOLDINGS INC
filed 1998-03-31
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1997

                          Commission File No. 0 - 26728

                             TEL-SAVE HOLDINGS, INC.
             (Exact name of registrant as specified an its charter)

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 30, 1998 was approximately $895,030,756 based on the average of the high and low prices of the Common Stock on March 30, 1998 of $22.59 per share as reported on the Nasdaq National Market.

As of March 30, 1998, the Registrant had outstanding 64,585,012 shares of its Common Stock, par value $.01 per share.

                             TEL-SAVE HOLDINGS, INC.

                               INDEX TO FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

ITEM                                                                                                         PAGE
 NO.                                                                                                          NO.
----                                                                                                         ----
                                                  PART I
1.  BUSINESS.................................................................................................. 1
2.  PROPERTIES............................................................................................... 16
3.  LEGAL PROCEEDINGS........................................................................................ 16
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................... 17


                                            PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................... 19
6.  SELECTED CONSOLIDATED FINANCIAL DATA..................................................................... 20
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 21
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................. 26
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE................................... 42


                                            PART III

10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................... 42
11  EXECUTIVE COMPENSATION................................................................................... 42
12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................... 42
13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................... 42


                                            PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................................... 43


                                     PART I

ITEM 1.    BUSINESS

         For the definition of certain terms used in this Form 10-K, see "Glossary."

OVERVIEW

         Tel-Save Holdings, Inc. (the "Company") provides long distance services throughout the United States to small and medium-sized businesses, and to increasing numbers of residential customers as a result of the Company's recent online marketing efforts. The Company's long distance service offerings include outbound service, inbound toll-free 800 service, and dedicated private line services for data.

         Until 1997, the Company operated primarily as a switchless, nonfacilities-based reseller of AT&T long distance services to small and medium-sized businesses. By purchasing large usage volumes from AT&T pursuant to contract tariffs, the Company has been and continues to be able to procure substantial discounts and offer low cost, high quality long distance services to its customers at rates generally more favorable than those offered directly by AT&T.

         In order to reduce its dependence on AT&T contract tariffs and increase its growth opportunities, the Company has deployed its own nationwide telecommunications network, One Better Net ("OBN"). OBN features five Company-owned, AT&T (now Lucent Technologies, Inc., hereinafter "Lucent") manufactured 5ESS-2000 switches connected with AT&T digital transmission facilities. OBN's reduced cost structure allows the Company to offer rates competitive with those of non-AT&T resellers while continuing to provide the quality of AT&T (now Lucent) manufactured switches and AT&T-provided transmission facilities and billing services. OBN allows the Company to pursue the non-AT&T based switchless resale market, which represents the majority of the switchless resale long distance market.

        In February 1997, as part of its efforts to expand its business by taking advantage of online marketing, billing and customer service, the Company entered into a Telecommunications Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"), under which the Company provides long distance telecommunications services marketed by AOL to the subscribers to AOL's online network. The Company's services were launched on the AOL online network on October 9, 1997 on a limited basis and the general public promotion of the service began at the end of 1997. The AOL Agreement has an initial term of three years and can be extended by AOL on an annual basis thereafter.

        The Company's strategy for expanding its business is principally to target new retail customers through the Company's online marketing, expanded services to be offered to the Company's online customer base, local service and dial around long distance service. The Company also intends to attract new partitions and support existing partitions, to grow through acquisitions and strategic partnerships and to expand into the college and university market. The Company will approach online customers through the AOL Agreement and similar opportunities, such as the Company's recently announced arrangement with CompuServe Interactive, Inc. ("CompuServe") pursuant to which the Company will provide long distance telecommunications services to be marketed by CompuServe to its online network subscribers. The Company intends to attract new partitions and support existing partitions by, among other things, continuing its current practice of offering advances to new partitions to enable such partitions to pay outstanding balances due to their existing long distance providers in order for such partitions to transfer their end users to the Company's service, and to existing partitions to support their marketing efforts. The Company regularly evaluates potential acquisition candidates and strategic partners with which the Company could achieve its expansion goals. The Company, with the recent completion of the acquisition of Compco, Inc. ("Compco"), intends to leverage the relationships that Compco has as a leading provider of communications software in the college and university marketplace by offering bundled communications services to the college and university market. The Company has also recently gained certification in many states to sell local services, although it does not yet offer such services. Although the Company expects to expand its business through these and other opportunities, in view of the intense competition in this industry and other contingencies, there can be no assurance that the Company will be able to expand its business.

        Tel-Save, Inc., the Company's predecessor ("Predecessor Corporation") and now its principal operating subsidiary, was incorporated in Pennsylvania in May 1989. The Company was incorporated in Delaware in June 1995. The address of the Company's principal executive offices is 6805 Route 202, New Hope, Pennsylvania 18938, and its telephone number is (215)

862-1500. Unless the context otherwise requires, the "Company" or "Tel-Save" includes the Predecessor Corporation and the Company's other subsidiaries.

DEVELOPMENT OF THE COMPANY

         The Company was formed to capitalize on the Federal Communications Commission ("FCC") mandate allowing the resale of AT&T services. The Company initially marketed AT&T's multi-location calling plan ("MLCP"), which provided incremental discounts earned by inclusion of the usage volume of diverse end user locations under a single service plan. The Company was successful in marketing MLCP, but realized that there were significant barriers to growth associated with the product, primarily the lack of reporting from AT&T, product inflexibility and the lack of control over end user accounts.

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

         In December 1992, the Company obtained the first contract tariff created by AT&T specifically for the Company. The contract tariff provided the Company with significant additional price advantages at stabilized rates and the ability to absorb the traffic of competitors' plans into the contract tariff. The Company subsequently obtained other contract tariffs, which also provide AT&T inbound 800 services and AT&T private line services, in order to diversify its service offerings. This in turn enabled the Company to increase the number of its partitions and end users.

         Prior to 1997, the Company operated primarily as a "switchless," nonfacilities-based reseller of AT&T long distance services. The Company offered, and continues to offer, its partitions and end users nationwide access to AT&T long distance network services through contract tariffs, including outbound long distance, 800 service and private line service. Outbound long distance service accommodates voice, data and video transmissions. The Company's 800 service is currently provided by reselling AT&T's 800 Service (Readyline, Megacom 800, etc.), which is AT&T's inbound, toll-free (recipient of the call pays the charges) long distance service. The Company's private line service is currently provided by reselling AT&T Private Line Service, which includes dedicated transmission lines connecting pairs of sites.

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

         In order to reduce its dependence on the AT&T contract tariffs and increase its growth opportunities, the Company developed its own network, OBN. Since 1996, the Company has deployed five 5ESS-2000 switches in Chicago, Dallas, Jacksonville, New York and San Francisco. As of March 30, 1998, the Company has provisioned approximately one million lines (representing approximately 71% of the total lines then using the Company's services) of the Company's end users) to OBN and most of the Company's new outbound lines are now being provisioned to OBN. OBN enables the Company to offer its end users and partitions more competitive rates than in the past and to improve customer provisioning, as well as to improve reporting to existing and new partitions.

RECENT DEVELOPMENTS

         The Company believes that eventually it must either be, or become part of, a larger organization in order to succeed in the long term. To that end, the Company has been exploring the possibility of being acquired by larger entities that have expressed interest in the Company. The Company has previously disclosed that it has had discussions with potential suitors and that the Company has retained Salomon Smith Barney to advise the Company on any proposed acquisition of the Company.

There can be no assurance that any transaction will take place and no prediction can be made as to the price at which an acquisition of the Company, if any, may be consummated or whether any such transaction would be for cash or securities. Moreover, the Company has not made any determination to be acquired, and may remain independent. The Company does not plan to make any further public statements regarding the possible acquisition of the Company until it has reached a definitive agreement regarding such a transaction, or has determined not to continue to pursue such possibility.

         At the same time, the Company continues to seek and consider potential acquisitions and strategic partnerships. On February 3, 1998, the Company completed the acquisition of Symetrics Industries, Inc. ("Symetrics"), a Florida corporation, for approximately $25 million in cash, plus assumed liabilities. Symetrics designs, develops and manufactures electronic systems, system components and related software for defense-related products and for telecommunications applications. In the telecommunications field, Symetrics has developed hardware and software to make telephone switching more efficient for small telephone networks, such as in college dormitories and apartments. The equipment routes room-to-room calls itself and sends only billing information back to the service provider's switch, freeing space on the system to handle more calls. The Company intends to dispose of Symetrics' assets related to non-telecommunications businesses, although there can be no assurance that any such transaction will be consummated.

         The Company has announced that its Board has authorized the repurchase from time to time of up to eight million shares of its Common Stock. It is anticipated that the repurchased shares will be held in treasury for issuance upon exercise of outstanding options and warrants and upon conversion, if any, of convertible notes, and for other general corporate purposes. In connection with the AOL Agreement, the Company issued two warrants to AOL to purchase shares of the Company's Common Stock, including a warrant to purchase 5 million shares at an exercise price of $15.50 per share, which warrant became fully vested on February 22, 1998. AOL is exercising this warrant as to 1 million shares of Company Common Stock on a net issuance basis and the Company is repurchasing from AOL all of the 380,624 shares issued upon such net issuance exercise for $23 1/4 per share. In connection with such purchases, AOL agreed not to dispose of any shares of the Company's Common Stock acquired by AOL under any of these warrants until March 30, 1999.

SALES AND MARKETING

Online

         The Company launched a major new initiative for the marketing and provisioning of its telecommunication services online when, in February 1997, it entered into the AOL Agreement, under which the Company provides long distance telecommunications services that are marketed by AOL to the subscribers of AOL's online network. The AOL Agreement has an initial term of three years and can be extended by AOL on an annual basis thereafter. Under the AOL Agreement, the Company also has certain rights to offer, on a comparable basis, local and wireless telecommunications services when available.

         The Company's services, which include provision for online sign-up, call detail and reports and credit card payment, were launched on the AOL online network on October 9, 1997 on a limited basis, and general public promotion of the services began at the end of 1997. AOL subscribers who sign-up for the telecommunications services are customers of the Company, as the carrier providing such services.

         Under the AOL Agreement, AOL provides, each month over the term of the Agreement, certain minimum amounts of online advertising and promotion of the services and provides all of its subscribers with access to a dedicated Company service area online. Effective January 25, 1998, the Company and AOL entered into an amendment (the "AOL Amendment") to the AOL Agreement to provide for the acceleration of some of AOL's online advertising and promotion obligations under the AOL Agreement into a special promotional period (the "Special Promotional Period") during the latter part of the first quarter of 1998, as well as to provide for offline marketing through other media, such as directed mail promotions and print and radio promotions of the services, the costs of which would be borne by the Company.

         The Company made an initial payment of $100 million to AOL at the signing of the AOL Agreement and agreed to provide marketing payments to AOL based on a percentage of the Company's profits from the services (between 50% and 70% depending on the level of revenues from the services). The AOL Agreement provides that $43 million of the initial $100 million payment will be offset and recoverable by the Company through reduction of such profit-based marketing payments during the initial term of the AOL Agreement or, subject to certain monthly reductions of the amount thereof, directly by AOL upon certain earlier terminations of the AOL Agreement. The $57 million balance of the initial payment is solely recoverable by offset against a percentage of such profit-based marketing payments made after the first five years of the AOL Agreement (when extended beyond the initial term) and by offset against a percentage of AOL's share of the profits from the services after termination or expiration of the AOL Agreement. Any portion of the $43 million not previously repaid or reduced in amount would be added to the $57 million and would be recoverable similarly.

        Also under the AOL Agreement, the Company issued to AOL at signing two warrants to purchase shares of the Company Common Stock at a premium over the market value of such stock on the issuance date. One warrant is for 5 million shares, at an exercise price of $15.50 per share, one-half of which shares vested on October 9, 1997 when the Company's service was launched on the AOL online network in accordance with the AOL Agreement and the balance of which vested on February 22, 1998, the first anniversary of issuance. See "RECENT DEVELOPMENTS." The other warrant (the "Supplemental Warrant") is for up to 7 million shares, at an exercise price of $14.00 per share, which vest, commencing December 31, 1997, based on the number of subscribers to the services and would vest fully if there are at least 3.5 million such subscribers at any one time. The Company also agreed to issue to AOL an additional warrant to purchase 1 million shares of the Company Common Stock, at market value at the time of issuance, upon each of the first two annual extensions by AOL of the term of the AOL Agreement, which warrants also will vest based on the number of subscribers to the services.

         Under the AOL Amendment, the Company agreed to pay to AOL an additional bonus fee for each new subscriber (up to an aggregate of 1,000,000 subscribers) to the Company's services under the AOL Agreement who subscribed during the Special Promotional Period or after this Period in response to AOL telemarketing efforts and to direct mail solicitations to AOL subscribers and who continued as a customer of the Company services for at least 30 days. Such bonus payments also would continue as to additional qualifying subscribers who subscribe in response to certain AOL telemarketing efforts. Under the AOL Amendment, the Company guaranteed, with respect to these bonus payments, that it would pay to AOL, as of April 3, 1998, an amount (the "Excess Amount") equal to $10 million reduced by the amount of bonus fees paid to AOL before such date and by an amount based on the number of shares of Company Common Stock that vested under the Supplemental Warrant during the Special Promotional Period. Any Excess Amount would be credited against, and solely recoverable from, any bonus fees subsequently payable to AOL.

         The Company also entered into a Telecommunications Marketing Agreement, dated as of February 6, 1998 (the "CompuServe Agreement"), with CompuServe, a wholly owned subsidiary of AOL, under which the Company will provide long distance telecommunications services to be marketed by CompuServe to all of the subscribers of CompuServe's online network in substantially the same manner as under the AOL Agreement. The CompuServe Agreement has an initial term of three years that can be extended by CompuServe on an annual basis thereafter and is also subject to earlier termination by CompuServe if the AOL Agreement shall have terminated upon payment of $10 million to the Company. As with the AOL Agreement, the Company also has certain rights under the CompuServe Agreement to offer, on a comparable basis, local and wireless telecommunications services when available. The Company anticipates that the services will be offered generally to CompuServe subscribers in the third quarter of 1998.

         Under the CompuServe Agreement, which is similar to the AOL Agreement, the Company services will include provision for online sign-up, call detail and reports and credit card payment. CompuServe will provide, each month over the term of the CompuServe Agreement, certain minimum amounts of online and offline advertising and promotion of the Company services and provide all of its subscribers with access to a dedicated Company service area online. CompuServe subscribers who sign up for the telecommunications services will be customers of the Company, as the carrier providing such services. The Company will provide marketing payments to CompuServe based on a percentage of the Company's profits from the services under the CompuServe Agreement (between 50% and 70% depending on the level of revenues from such services).

        Under the CompuServe Agreement, the Company made an initial payment of $3,500,000 as an advance against profit-sharing payments to be made to CompuServe; the Comapny will make an additional, non-refundable payment of $3,500,000 (the "Base Payment") on the date that the Company's services first are made generally available to substantially all of the CompuServe subscribers (but, generally, not later than November 1, 1998); and, 18 months after the date such services are first made generally available and if the CompuServe Agreement has not earlier terminated the Company will make a further advance (the "Midterm Advance") of an amount up to $7,000,000 and based on the then number of subscribers to the CompuServe service. The CompuServe Agreement provides that the initial $3.5 million advance and the Midterm Advance will be offset and recoverable by the Company through reduction of the profit-based marketing payments to be made to CompuServe during the initial term of the CompuServe Agreement or, subject to certain monthly reductions of the amount thereof, directly by CompuServe upon certain earlier terminations of the CompuServe Agreement. The Base Payment is generally not recoverable by the Company. Under the CompuServe Agreement, the Company also agreed to pay to CompuServe a $10 fee for each new subscriber to the Company's services under the CompuServe Agreement who subscribes within the first six months after the date that the Company's services first are made generally available to substantially all of the CompuServe subscribers and who continues as a subscriber for at least 60 days, which fees also are not recoverable by the Company. Under the terms of the AOL Amendment, subscribers to the Company services under the CompuServe Agreement will be counted as subscribers for purposes of vesting under the AOL Supplemental Warrant.

         In connection with the AOL Agreement, the Company and AOL jointly developed the online marketing and advertising for the services and the Company and CompuServe will jointly develop the marketing and advertising under the CompuServe Agreement. The Company provides online customer service as well as inbound calling customer service to the AOL member base in connection with the services and will do so for the Compuserve member base. Customer service representatives for these services are located in the Company's Clearwater, Florida facility. The Company anticipates that it will incur expenses for the promotion of the services under the AOL Agreement and for the start-up and development of the services contemplated in the CompuServe Agreement primarily during the first half of 1998, including expenses for the continued expansion of the Clearwater operation, for software programming and for software and hardware additions to the Company's network, OBN, to expand its capacity for the traffic.

         The profitability of the AOL and CompuServe Agreements for the Company depends on the Company's ability to continue to develop (and, in the case of CompuServe, to develop) and to maintain online ordering, call detail, billing and customer services for the AOL and CompuServe members, which will require, among other things, the ability to identify and employ sufficient personnel qualified to provide the necessary programming; the ability of the Company and AOL and CompuServe to work together effectively to develop jointly the marketing contemplated by the AOL and CompuServe Agreements; a rapid response rate to online promotions to AOL's and CompuServe's online subscribers, most of whom are expected to be potential residential customers rather than business customers to which Tel-Save has marketed historically; and the Company's ability to expand OBN to accommodate increased traffic levels; and, in the case of CompuServe, CompuServe's ability to maintain its subscriber base in light of its recently completed acquisition by AOL. Since the $100 million initial payment under the AOL Agreement and up to $10.5 million of the payments that may be made by the Company under the CompuServe Agreement are recoverable only through the profits from the services under the respective Agreements, to the extent that the respective Agreement is unsuccessful, such respective amounts are subject to potential non-recovery or limited recovery by the Company. The Company currently estimates that between 2% and 6% of AOL's customers will need to sign up for the Company's long distance service in order for the Company to break even on its investment in the AOL Agreement.

Partitions

         Prior to 1997, the Company primarily marketed its services to small and medium-sized business end users (i.e., generally businesses with fewer than 200 employees) throughout the United States through independent long distance and marketing companies known as "partitions." While the Company explored the use of direct marketing in 1997, it has determined (as described below) to continue to market its services to small and medium sized business end users primarily through partitions. Partitions resell and market the Company's products, allowing the Company to minimize its marketing and end user overhead. Partitions offer end users a variety of services and rates. As compensation for their services, partitions generally receive the difference between the amount received from end users and the amount charged by the Company to the partition for providing such services. The Company offers customer service to end users, including end users of certain partitions. Customer service representatives are located in the Company's facilities in Clearwater, Florida and New Hope, Pennsylvania.

         A substantial number of the Company's partitions have executed partition agreements with the Company pursuant to which the Company agrees to provide services utilizing the AT&T network service or OBN and to arrange for end user billing services at agreed upon prices or discounts. The Company requires that the partitions adhere to certain Company established guidelines in marketing the Company's services and comply with federal and state regulations. These requirements include certain representations by each organization that it is acting as an independent contractor with regard to the resale of the Company's services, and not as a joint venture partner, agent or employee of the Company, along with provisions for the proper completion of forms and other sales procedures. In addition, payments for long distance services made by end users are either paid directly into a lock-box controlled by the Company or are made to the end-user's local exchage carrier ("LEC"), which payments are then forwarded by a third-party billing company to the Company. The Company's partition agreements typically run for three years or for the term of the applicable tariffs, whichever is less. The partitions generally make no minimum use or revenue commitments to the Company under these agreements with respect to the resale of services. The agreements also are generally non-exclusive. If the Company were to lose access to services on the AT&T network or billing services or experience difficulties with OBN, the Company's agreements with partitions could be adversely affected.

         The Company intends to continue to promote increased marketing activities of certain of its partitions through advances collateralized by assets of such partitions. In return for providing such marketing advances, the Company seeks long-term arrangements with such partitions. In 1997, the Company entered into long term arrangements with several existing and new partitions. One partition, Group Long Distance, Inc., accounted for approximately 13% of the Company's sales in 1997; however, the Company does not expect that any partition will account for 10% or more of the Company's sales in 1998. In the event that any of the partitions, and particularly the partition specifically noted above, were to cease doing business with the Company, the financial condition or results of operations of the Company could be materially adversely affected.

         The Company believes that the discounts it offers partitions and end users using OBN, together with the functionality and quality of OBN and the accuracy of the billing services used, will enable it to continue to attract current and future partitions to OBN. The Company will continue its policy of advancing funds to most partitions to support their marketing efforts. Historically, partitions of the Company have continued to do business under their partition agreements following changes in the Company's service offerings.

         Current marketing practices, including the methods and means to convert a customer's long distance telephone service from one carrier to another, have recently been subject to increased regulatory review at both the federal and state levels. See "REGULATION". This increased regulatory review could affect the current business of existing partitions and also could affect possible future acquisitions of new business from new partitions or other resellers. Provisions in the Company's partition agreements mandate compliance by the partitions with applicable state and federal regulations. A partition's failure to comply with applicable state and federal regulations could have an adverse effect on the Company. Such a failure could result in state and federal authorities imposing sanctions on a partition (such as restrictions on the partition's business practices, loss of its right to do business, or fines or forfeitures) that would hinder the partition's ability to resell the Company's services or raise its costs of doing so. Such sanctions also could make it difficult for the Company to engage in an asset sale, merger, or other transaction with the partition, and might impair any loans that the partition has outstanding from the Company. State or federal authorities also might attempt to hold the Company responsible for the partition's misconduct. Because the Company's partitions are independent carriers and marketing companies, the Company is unable to control such partitions' activities. The Company is also unable to predict the extent of its partitions' compliance with applicable regulations or the effect of such increased regulatory review.

         The Company's partitions that resell AT&T long distance service are under a contractual obligation to the Company to comply with AT&T's guidelines on the use of the AT&T name and logo in connection with their resale of AT&T long distance service. AT&T recently announced that it intends to enforce those guidelines with renewed vigor. A partition's failure to comply with AT&T's guidelines could have an adverse effect not only on the partition but also on the Company, which might be sued by AT&T, be subject to increased rates from AT&T or loss of service from AT&T.

Colleges and Universities

         In late November, 1997, the Company acquired Compco, Inc., a provider of communications software for the college and university marketplace, for $15 million in cash and stock. Compco primarily licenses proprietary communications software to colleges and universities. This software assists the institution in its management of the billing, services and facilities related to its telecommunications network. In addition to the licensing of its telemanagement software, Compco also offers and provides billing services and training to such institutions. Compco's customers include approximately 100 academic institutions in the country. The Company intends to leverage the relationships Compco has with these institutions by offering bundled communications services to the college and university market.

Direct Telemarketing

         In 1996, Tel-Save began to telemarket its long distance service directly to small and medium-sized businesses and, in December 1996, acquired substantially all of the assets, and hired substantially all of the employees, of American Business Alliance, Inc. ("ABA"), a switchless reseller of long distance services and a partition of Tel-Save, which acquisition significantly increased Tel-Save's direct telemarketing capabilities. In the second quarter of 1997, Tel-Save determined to change its business practice and de-emphasize the use of direct telemarketing to solicit customers for Tel-Save as the carrier, and, in October 1997, Tel-Save decided to discontinue its internal telemarketing operations, which were primarily conducted through the ABA business that it had acquired. Both federal and state officials are tightening the rules governing the telemarketing of telecommunications services and the requirements imposed on carriers acquiring customers in that manner. See "REGULATION". Customer complaints of unauthorized conversion or "slamming" are widespread in the long distance industry and are beginning to occur with respect to newly competitive local services. While Tel-Save's discontinuance of its internal telemarketing operations should reduce its exposure to customer complaints and federal or state enforcement actions with respect to telemarketing practices, certain state officials have made inquiries with respect to the marketing of Tel-Save's services and there is the risk of enforcement actions by virtue of its prior, telemarketing efforts and its ongoing support of its customer/partitions. Some direct telemarketing is being used in connection with the AOL and Compuserve Agreements.

INFORMATION AND BILLING SERVICES

         The Company has developed and will seek to continue to develop and to improve systems for customer care and billing services, including online sign-up, call detail and billing reports and credit card payments. The Company is currently implementing these technologies in connection with the AOL Agreement. Any delay or difficulties in developing these systems or in hiring personnel could adversely affect the success of this service offering and the offering to AOL subscribers.

         The Company also utilizes the billing services of AT&T and ACUS, a wholly owned strategic business unit of AT&T, as well as the billing services of the LECs. Detailed call information on the usage of each end user is produced by AT&T (in the case of the switchless resale business) and by the Company (in the case of OBN business). In each case, AT&T or the LEC then processes the information and provides billing information to the Company and bills the end users. In addition, the Company has developed its own information systems in order to have its own billing capacity, although the Company has not provided such direct billing services to end users in the past except in connection with the online billing area under the AOL Agreement.

         The Company provides to each partition computerized management systems that control order processing, accounts receivable, billing and status information in a streamlined fashion between the Company and its partitions. Furthermore, when applicable, the systems interface with the AT&T Provisioning System and ACUS for order processing and billing services, respectively. Enhancements and additional features are provided as needed. Electronic processing and feature activation are designed to maintain the Company's goal of minimizing overhead.

         The information functions of the system are designed to provide easy access to all information about an end user, including volume and patterns of use, which will help the Company and partitions identify value-added services that might be well suited for that end user. The Company also expects to use such information to identify emerging end user trends and respond with services to meet end users' changing needs. Such information also allows the Company and its partitions to identify unusual or declining use by an individual end user, which may indicate fraud or that an end user is switching its service to a competitor. Recently released FCC rules, however, may limit the Company's use of such customer proprietary network information. See "REGULATION."

ONE BETTER NET ("OBN")

         In order to reduce its dependence on AT&T contract tariffs and to increase its growth opportunities, the Company developed its own telecommunications network, OBN, which utilizes AT&T (now Lucent) manufactured switches owned by the Company in conjunction with AT&T-provided lines and digital cross-connect equipment (herein referred to as "transmission facilities") and AT&T-provided billing systems that the Company uses pursuant to agreements with AT&T and ACUS. OBN includes five AT&T (now Lucent) 5ESS-2000 switches, which are generally considered the most reliable switches in the telecommunications industry. The Company was one of the first installation sites for AT&T's 5ESS-2000 switching equipment featuring the new Digital Networking Unit--SONET technology, a switching interface designed to increase the reliability of the 5ESS-2000 and to provide much greater capacity in a significantly smaller footprint.

         OBN allows the Company to offer long distance services directly to its end users and partitions throughout the continental United States at rates that are competitive with or below those offered by the major long distance providers. OBN also allows the Company to control provisioning of end user accounts.

         The Company's current contract tariffs under which it resells AT&T services require the Company to pay one all-inclusive "bundled" charge to AT&T for the delivery of services, including switching and transmission services and the payment of LEC access fees. As a result of the deployment of OBN, for customers provisioned on OBN, the Company pays "unbundled" charges consisting of charges paid directly to the LECs for access charges and, under AT&T contract tariffs, charges paid to AT&T for use of its network transmission facilities. The Company pays AT&T "bundled" charges for use of its international facilities to handle the international portion of a call on OBN. The total cost per call to the Company for the LEC access fees, the charges for use of AT&T's transmission facilities and the overhead cost for calls using OBN is less than the per call cost incurred by the Company as a switchless reseller paying "bundled" charges to AT&T. LEC access fees represent a substantial portion of the total cost of providing long distance services. As a result of the Telecommunications Act, it is generally expected that the entry over time of competitors into LEC markets will result in lowering of access fees, but there is no assurance that this will occur. To the extent it does occur, the Company, by using OBN, will receive the benefit of any future reduction in LEC access fees, which it would not automatically receive under contract tariffs. See "REGULATION" for a discussion of universal service contributions imposed on carriers, which may offset some or all of the savings from lower access charges.

         In October 1996, the Company subscribed to a new AT&T contract tariff, which was amended in December 1996 and May 1997 and which permits the Company to continue to resell through mid-1998 AT&T long distance services, including AT&T SDN service and other services, at rates that are more favorable to the Company than prior tariffs. As a result, the Company decided only to provision new end users on OBN and to leave existing end users on AT&T service. The 1996 AT&T contract has enabled the Company to earn higher margins on existing traffic and minimize possible attrition that might result from moving existing end users from the AT&T network to OBN. This has permitted a more gradual introduction of OBN, which has reduced the expense of providing the capacity required in a more rapid phase-in of OBN and lessened the impact of any technical difficulties during the phase-in of OBN. See "AT&T CONTRACT TARIFFS."

         While the Company expects to continue to offer private line service as a reseller, in 1998 the Company also will begin to offer private line service using OBN to new and existing customers.

         In order for the Company to provide service over OBN, the Company has installed and operates, and is responsible for the maintenance of, its own switching equipment. The Company also has installed lines to connect its OBN switches to LEC switches and is responsible for maintaining these lines. The Company entered into a contract with GTE with respect to the monitoring, servicing and maintenance of the switching equipment purchased from AT&T (now Lucent). Additional management personnel and information systems are required to support OBN, the costs of which have increased the Company's overhead. Moreover, operation as a switch-based provider subjects the Company to risk of significant interruption in the provision of services on OBN in the event of damage to the Company's facilities (switching equipment or connections to AT&T transmission facilities) such as could be caused by fire or natural disaster. Such interruption could have a material adverse impact on the Company's financial condition and results of operations.

         The Company began testing new customer calls over OBN in the third quarter of 1996. In the fourth quarter of 1996, the Company began provisioning on a test basis new customer orders on OBN. In early 1997, the Company deployed OBN. Of the over 1.4 million lines using the Company's services, OBN currently provides services to approximately one million lines and most of the Company's new outbound lines are now being provisioned to OBN.

         The Company has continued to expand the capacity of OBN to meet its increased demands and believes that such capacity may be further expanded at reasonable cost to meet the Company's needs in the foreseeable future, including under the AOL and CompuServe Agreements. Separately, the Company is operating under an interim agreement with AT&T to purchase its Carrier Solutions Platform ("CSP") service, subject to either party's right to terminate such agreement. The Company is negotiating a long term agreement with AT&T for such service. The CSP service provides OBN with significant additional capacity and enables the Company to accommodate large numbers of additional customers on OBN by handling their peak load or overflow traffic.


AT&T CONTRACT TARIFFS

         The Company historically has obtained services from AT&T through contract tariffs and has been able to obtain the services it seeks and to do so at increasingly favorable contract tariff rates. The deployment of OBN decreases the Company's dependence on AT&T contract tariffs or other service arrangements. To the extent the Company will need future service from AT&T, there is no guarantee the Company will be able to obtain favorable contract tariffs or other service arrangements, although the Company has been successful in the past in obtaining such arrangements.

         In October 1996, the Company subscribed to a new AT&T contract tariff ("Contract Tariff No. 5776"), which was amended in December 1996 and May 1997 and which permits the Company to continue to resell AT&T long distance services, including AT&T-SDN service, through mid-1998 and also includes, through late 2000, other AT&T services (such as international long distance, inbound and outbound services) that will be used in the Company's network, OBN. The rates that the Company pays under Contract Tariff No. 5776 are more favorable to the Company than under previous tariffs. During its term, Contract Tariff No. 5776 enables the Company to minimize possible attrition that might result from moving existing end users from the AT&T network to OBN. Contract Tariff No. 5776 also permitted a more gradual introduction of OBN, which has reduced the expense of providing the capacity required in a more rapid phase-in of OBN and lessened the impact of any technical difficulties during the phase-in of OBN. Contract Tariff No. 5776 commits the Company to purchase $285 million of service from AT&T over its 4 year term, including at least $1 million per month of international service. The Company can terminate Contract Tariff No. 5776 without liability to AT&T effective April 30, 1998 if the Company has generated at least $105 million in usage charges, including at least $15 million in international usage charges; the Company had exceeded these thresholds by the end of 1997. If minimum usage requirements are not met, the Company is obligated to pay shortfall fees to AT&T based on a percentage of the difference between the minimum requirement and the actual billed usage. In addition, if the contract tariffs with AT&T are terminated prior to the end of the contract tariff term, either by the Company or by AT&T for non-payment, the Company may be liable for "termination with liability" or "termination charges" and subject to material monetary penalties. The Company also may discontinue Contract Tariff No. 5776 without liability if, prior to April 30, 1998, the Company and AT&T enter into a new contract tariff or another contract with a revenue commitment of at least $7.5 million per month and a term of at least the difference between 18 months and the number of months that the Company subscribed to the contract tariff, provided that the Company must purchase or pay for AT&T services under the contract tariff of at least $6.7 million per month for the months prior to such termination, including $1 million per month of international usage.

         The Company is considering terminating Contract Tariff No. 5776 as of April 30, 1998, since, based on its traffic growth to date, the Company has a one-time opportunity to do so without termination liability and the Company believes that it will be able to replace the services thereunder on more favorable terms. Such termination would free the Company from the minimum usage and other financial obligations to AT&T under that contract tariff. It also, however, would require the Company to make other arrangements to obtain critical services for the Company's operation and provision of service to its customers with AT&T or with another carrier, either another large customer of AT&T or another facilities-based carrier. The Company is in the process of negotiating a new Master Carrier Agreement (MCA) with AT&T which would replace all of the Company's existing tariffs with AT&T (including the interim agreement for provision of CSP services) and is expected to include certain minimum usage commitments. The Company has also engaged in discussions with other carriers to explore alternative arrangements. There can be no assurance that the Company will be successful in these negotiations with AT&T or other carriers. Should the Company terminate Contract Tariff No. 5776 and not reach a new agreement with AT&T by such termination, the Company could be forced to move its traffic to other AT&T tariffs at rates significantly higher than the Company is paying today. If the Company concludes an agreement with another carrier, the rates could be higher or lower than the Company is paying today. If the other carrier provides these services to the Company over its own network, end-user customers of the Company who want to keep their service on an AT&T network-based carrier, and partitions who want to remain on an AT&T network-based carrier, may choose to terminate their service with the Company. In that circumstance, the Company may also be obliged to notify customers of a change in underlying facilities-based carrier and the Company's billing arrangements with AT&T and ACUS would have to be replaced.

         As a nondominant carrier, AT&T is subject to the same regulations as other long distance service providers. AT&T remains subject to Title II of the Communications Act (47 U.S.C. Section 151, et seq.) and is required to offer service under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. AT&T is also subject to the FCC's complaint process and is required to file tariffs, though under streamlined procedures. In addition, AT&T is also required to give notice to the FCC and to affected customers prior to discontinuing, reducing, or impairing any services.

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

         AT&T and other carriers have announced new price plans aimed at residential customers (the Company's primary target audience under the AOL Agreement) with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can be no assurance that AT&T or other carriers will not make similar offerings available to the small to medium-sized businesses that the Company serves. Additional pricing pressure may come from a new technology, Internet telephony, which uses packet switching to transmit voice communications at a cost today apparently below that of traditional circuit-switched long distance service. While Internet telephony is not yet available in all areas, requires the dialing of additional digits, and produces sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service, and put additional downward pricing pressure on long distance rates. Although OBN makes the Company more price competitive, a reduction in long distance prices still may have a material adverse impact on the Company's profitability.

         One of the Company's principal competitors, AT&T, is also a major supplier of services to the Company. The Company links its switching equipment with transmission facilities and services purchased or leased from AT&T and resells services obtained from AT&T. The Company also utilizes AT&T and ACUS to provide services. There can be no assurance that either AT&T or ACUS will continue to offer services to the Company at competitive rates or on attractive terms.

         The Telecommunications Act of 1996 (the "Telecommunications Act") was intended to introduce more competition to U.S. telecommunications markets. The legislation opens the local services market by requiring LECs to permit interconnection to their networks and establishing, among other things, LEC obligations with respect to access, resale, number portability, dialing parity, access to rights-of-way, and mutual compensation. The legislation also codifies the LECs' equal access and nondiscrimination obligations and preempts most inconsistent state regulation. The Company in the future may take advantage of the opportunities provided by the Telecommunications Act for competition in the local services market by reselling local services.

         The Telecommunications Act also was intended to increase competition in the market for long distance services by overturning the prohibition in the Consent Decree on RBOC provision of interLATA interexchange telecommunications services. See "INDUSTRY BACKGROUND." Under Section 271 of the Telecommunications Act, RBOCs may provide certain interLATA services immediately, and other interLATA services after state and federal regulators certify that the RBOCs have satisfied certain conditions. No RBOC has yet been certified by both state and federal regulators as having satisfied the conditions for provision of all interLATA services. However, the FCC recently has indicated that it will work more cooperatively with the RBOCs in helping them to satisfy the conditions necessary for certification. Several members of Congress also have expressed dissatisfaction over the slow pace of certification, and legislation is being considered to speed up RBOC entry into the long distance market. In addition, one federal district court has found that the restrictions on RBOC provision of interLATA services are an unconstitutional bill of attainder, but this decision has been stayed and is under appeal.

         RBOC entry into the long distance market means that the Company will face new competition from well-capitalized, well-known companies. The Telecommunications Act includes certain safeguards against anticompetitive conduct by the RBOCs in the provision of interLATA service. Anticompetitive conduct could result, among other things, from a RBOC's access to all subscribers on its existing network as well as its potentially lower costs related to the termination and origination of calls within its territory. It is impossible to predict whether such safeguards will be adequate to protect against anticompetitive conduct by the RBOCs and the impact that any anticompetitive conduct would have on the Company's business and prospects. Because of the name recognition that the RBOCs have in their existing markets and the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of interpretations of the Telecommunications Act favorable to the RBOCs, it may be more difficult for other providers of long distance services, such as the Company, to compete to provide long distance services to RBOC customers. At the same time, as a result of the Telecommunications Act, RBOCs have become potential customers for the Company's long distance services.

         Consolidation and alliances across geographic regions (e.g., Bell Atlantic/Nynex and SBC Communications Inc./Pacific Telesis Group) and in the interexchange market (e.g., WorldCom/MCI domestically and France Telecom/Deutsche Telekom/Sprint internationally) and across industry segments (e.g., WorldCom/MFS/UUNet and AT&T/Teleport) may also intensify competition in the telecommunications market from significantly larger, well-capitalized carriers and materially adversely affect the position of the Company. Such consolidation and alliances are providing some of the Company's competitors with the capacity to offer a wide range of services, including local, long distance, and wireless telephone service, as well as Internet access. The Company, which currently offers only long distance service, may be at a competitive disadvantage because of its inability to offer so-called "one stop shopping."

         The Company's online marketing of long distance service is spawning imitators that are attempting to copy its major features, including online sign-up and billing and automatic payment through a credit card. The Company cannot predict what effect these competitors will have on its online marketing of long distance service.

INDUSTRY BACKGROUND

         The $82 billion U.S. long distance industry is dominated by the nation's four largest long distance providers, AT&T, MCI, Sprint and WorldCom, which together generated approximately 83% of the aggregate revenues of all U.S. long distance interexchange carriers in 1996. Other long distance companies, some with national capabilities, accounted for the remainder of the market. Based on published FCC estimates, toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to $82 billion in 1996. The aggregate market share of all interexchange carriers other than AT&T, MCI and Sprint has grown from 2.6% in 1984 to 22.5% in 1996. During the same period, the market share of AT&T declined from 90.1% to 47.9%.

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

         To encourage the development of competition in the long distance market, the Consent Decree and the FCC required most LECs to provide all carriers with access to local exchange services that is "equal in type, quality and price" to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These so-called "equal access" and related provisions are intended to prevent preferential treatment of AT&T. Further market opening, access and non-discrimination provisions were built into the Telecommunications Act.

         Regulatory, legislative, judicial and technological factors have helped to create the foundation for smaller companies to emerge as competitive alternatives to AT&T, MCI, and Sprint for long distance telecommunication services. The FCC requires that AT&T not restrict the resale of its services, and the Consent Decree, the Telecommunications Act and regulatory proceedings have ensured that access to LEC networks is, in most cases, available to all long distance carriers.

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

REGULATION

         The Company's provision of communications services is subject to government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations in any state or by the federal government could materially adversely affect the Company's financial condition or results of operations, particularly if those policies make it more difficult for the Company to obtain service from AT&T or other long distance companies at competitive rates, make it more difficult for customers to change carriers or otherwise increase the cost and regulatory burdens of marketing and providing service. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on the business or financial condition or results of operations of the Company. Regulatory action by the FCC or the states also could adversely affect the partitions, or otherwise increase the partitions' cost and regulatory burdens of marketing and providing long distance services.

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

         At present, the FCC exercises its regulatory authority to set rates primarily with respect to the rates of dominant carriers, and it has increasingly relaxed its control in this area. Even when AT&T was classified as a dominant carrier, the FCC most recently employed a "price cap" system, which essentially exempted most of AT&T's services, including virtually all of its commercial and 800 services, from traditional rate of return regulation because the FCC believes that these services were subject to adequate competition. Similarly, the FCC is in the process of changing the regulation and pricing of access charges including the local transport component of access charges (i.e., the fee for use of the LEC transmission facilities connecting the LECs' central offices and the IXC's access points). In addition, the LECs have been afforded a degree of pricing flexibility in setting interstate access charges where adequate competition exists. The impact of such repricing and pricing flexibility on IXCs, such as the Company, cannot be determined at this time.

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

         The Company's prior direct marketing efforts, the Company's marketing of its AOL and CompuServe-based services and the marketing efforts of the
Company's partitions require compliance with relevant federal and state regulations that govern direct sales of telecommunications services. FCC rules prohibit switching a customer from one long distance carrier to another without the customer's consent and specify how that consent can be obtained and must be verified. Most states also have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. The constraints of federal and state restrictions could impact the success of the Company's direct marketing efforts.

         Federal and state restrictions on the marketing of telecommunications services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized conversion of a customer's preselected telecommunications carrier) and "cramming" (the unauthorized provision of additional telecommunications services). Section 258 of the Telecommunications Act of 1996 authorized strengthened penalties against slamming, and the FCC is expected shortly to issue rules implementing Section 258 and overhauling federal rules on the verification of orders for telecommunications services. Congress is considering additional legislation that would further increase penalties for slamming and cramming. Several states also have been active in combating abusive marketing practices through new legislation and regulation, as well as through enhanced enforcement activities. In addition, to combat slamming, many local exchange carriers have initiated "PIC freeze" programs that, once selected by the customer, then require a customer seeking to change long distance carriers to contact the local carrier directly in lieu of having the long distance carrier contact the local carrier on behalf of the customer. While the Company vigorously supports curbs on abusive marketing practices, such measures, unless carefully designed, can have the incidental effect of entrenching incumbent carriers and hindering the emergence of new competitors, such as the Company.

         Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunications carriers, such as the Company. The FCC recently released rules to implement
Section 222 of the Telecommunications Act of 1996 that severely restrict the use of "customer proprietary network information" (information that a carrier obtains about its customers through their use of the carrier's services). These rules may make it more difficult for the Company to market additional services (such as local and wireless) to its existing customers if and when the Company begins to offer such services.

         The FCC has announced rules implementing Section 254 of the Telecommunications Act of 1996 that require the Company and other providers of telecommunications services to contribute to the universal service fund, which helps to subsidize the provision of local telecommunications services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The Company's required contributions to the universal service fund could increase over time, and some of the Company's potential competitors (such as providers of Internet telephony) are not currently, and in the future may not be, required to contribute to the universal service fund.

         To the extent that the Company makes additional telecommunications service offerings, the Company may encounter additional regulatory constraints.

EMPLOYEES

         As of December 31, 1997, the Company employed 235 persons, of whom 5 were engaged in marketing and sales, 179 were engaged in partition and end user support, and 51 were engaged in systems development, finance, administration and management. None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees to be good.

                                    GLOSSARY

ACUS: AT&T College and University Systems, a wholly owned strategic business unit of AT&T Corp.

AIN:  Advanced Intelligent Network.

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

5ESS-2000: The switching equipment manufactured by AT&T (now Lucent), which the Company acquired from AT&T (now Lucent).

FCC: Federal Communications Commission.

Inbound "800" Service: A service that bills long distance telephone charges to the called party.

IXC: Interexchange carrier, a long distance carrier providing services between local exchanges.

LATA: Local Access and Transport Areas, the approximately 200 geographic areas defined pursuant to the Consent Decree between which the RBOCs are generally prohibited from providing long distance service.

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

Tariff: The schedule of rates and regulations set by communications common carriers and filed with the appropriate Federal and state regulatory agencies; the published official list of charges, terms and conditions governing provision of a specific communication service or facility, which functions in lieu of or with a contract between the user and the supplier or carrier.

ITEM 2.    PROPERTIES

         The Company owns the 24,000 square foot facility in New Hope, Pennsylvania which serves as the Company's headquarters. The Company leases properties in the cities in which OBN switches have been installed.

         With respect to the Company's customer service operations with respect to the AOL Agreement, the Company owns the 32,000 square foot facility located in Clearwater, Florida.

         With respect to the Company's Symetrics operations, Symetrics' corporate office and primary engineering and manufacturing facility is a 40,000 square foot building, which it owns, on approximately five acres in Melbourne, Florida. Symetrics uses 40% of this facility for its own business and leases and/or offers for lease the balance of the building for terms typically of one to five years. Rental rates charged by Symetrics are consistent with rates for similar type buildings in the area. The Company also owns the adjoining property to the east which consists of a 50,000 square foot building on a five-acre lot. The Company leases a 14,500 square foot building for $6,360 per month, with 27 months remaining on the term thereof, for the Symetrics commercial contract manufacturing operations. Symetrics' subsidiary leases a 14,428 square foot building for approximately $7,500 per month, with 47 months remaining on the lease.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes that the ultimate outcome of these actions will not result in any liability that would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Stockholders was held on December 1, 1997 ("Annual Meeting");

         (b)      Not applicable;

         (c) At the Annual Meeting, the stockholders of the Company considered and approved the following proposals:

                  (i) At the Annual Meeting, the stockholders approved a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock that may be issued by the Company from 100,000,000 to 300,000,000. This proposal received
                           51,571,254 votes in favor, 4,483,173 votes opposed such proposal and 27,485 votes abstained from such matter.

                  (ii) Election of Directors. The following sets forth the nominees who were elected directors of the Company for the term expiring in the year indicated as well as the number of votes cast for, against or withheld:

                                                                                                      VOTES
                                                                                                      -----
                     Term (year expires)             Name                    For              Against          Withheld
                     --------------------------------------------------------------------------------------------------
                     2000                        Gary W. McCulla           55,981,895            0              100,017
                     2000                        George P. Farley          55,981,952            0               99,960
                     1999                        Harold First              55,981,952            0               99,960

                  (iii) At the Annual Meeting the stockholders approved the appointment of BDO Seidman LLP as independent certified public accounts of the Company. The appointment received 56,047,874 votes in favor, 6,180 votes in opposition and 27,858 votes abstained from such matter.

                  (iv) At the Annual Meeting the stockholders approved a proposal to approve the grant of an option to purchase 800,000 shares of the Company's Common Stock to Edward B. Meyercord, III. This proposal received 55,776,343 votes in favor, 273,819 votes in opposition and 31,750 votes abstained from such matter.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:


              NAME                       AGE                                    POSITION
---------------------------------        ---          --------------------------------------------------------------
Daniel Borislow                           36          Chairman of the Board, Chief Executive Officer and Director
Gary W. McCulla                           38          President and Director of Sales and Marketing and Director
Emanuel J. DeMaio                         38          Chief Operations Officer and Director
George P. Farley                          59          Chief Financial Officer, Treasurer and Director
Edward B. Meyercord, III                  32          Executive Vice President, Marketing and Corporate Development
Mary Kennon                               38          Director of Customer Care and Human Resources
Aloysius T. Lawn, IV                      39          General Counsel and Secretary
Kevin R. Kelly                            33          Controller


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

         GEORGE P. FARLEY. Mr. Farley became Chief Financial Officer and Treasurer of Tel-Save effective October 29, 1997. Mr. Farley is formerly Group Vice President of Finance/Chief Financial Officer of Twin County Grocers, Inc. ("Twin County"), a food distribution company. Prior to joining Twin County in September 1995, Mr. Farley was a partner of BDO Seidman, LLP, where he had served as a partner since 1974.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $.01 par value per share ("Common Stock"), is traded on the Nasdaq National Market, and high and low quotations listed below are actual sales prices as quoted in the Nasdaq National Market under the symbol "TALK." The price per share in the following table sets forth the high and low price in the Nasdaq National Market for the quarter indicated as reported by Bloomberg L.P.:

                                                                                Price Range of Common Stock

                                                                                  High                Low
                                                                                  ----                ---
1995
   First Quarter (from September 20, 1995)                                     $  5 21/64          $  4 27/64

1996
   First Quarter                                                                   8 7/16             4 5/64
    Second Quarter                                                                11 7/8              8 1/4
   Third Quarter                                                                  14 3/4              9 5/8
   Fourth Quarter                                                                 14 1/2              10 3/8

1997
   First Quarter                                                                   20 1/2             12 5/8
   Second Quarter                                                                  17 1/4             13 9/16
   Third Quarter                                                                   24 1/16            14 1/4
   Fourth Quarter                                                                  26 1/16            16 5/16

1998
   First Quarter (through March 30, 1998)                                          30                 19 1/4


         As of March, 1998, there were approximately 299 record holders of Common Stock.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On November 26, 1997, the Company acquired all of the outstanding shares of Compco for $15,000,000, comprised of a cash payment of $7,500,000 and the issuance to Compco's stockholders of 339,982 shares of the Company's Common Stock. The Company believes that such sale of stock was exempt from registration under Section 4(2) under the Securities Act.

         On December 10, 1997, the Company sold $200,000,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2004 (the "5% Notes") to Smith Barney Inc., Deutsche Morgan Grenfell Inc. and UBS Securities LLC, who acted as Initial Purchasers in an offering relying on the exemption in ss. 4(2) of the Securities Act of 1933, as amended. Proceeds to the Company were $195,000,000. The 5% Notes are convertible, at the option of the holder thereof, at any time after 90 days following the date of issuance thereof and prior to maturity, into shares of Common Stock at a conversion price of $25.47, subject to adjustment in certain events.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                                          YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                   1997            1996            1995            1994             1993
                                                   ----            ----            ----            ----             ----
                                                                  (In thousands, except per share amounts)
Consolidated Statements of Income Data:
Sales                                            $304,768        $232,424       $180,102          $82,835          $31,940
Cost of sales                                     355,169         200,597        156,121           70,104           26,715
Gross profit (loss)                               (50,401)         31,827         23,981           12,731            5,225
Selling, general and administrative
   expenses                                        34,650          10,039          6,280            3,442            2,060

Operating income (loss)                           (85,051)         21,788         17,701            9,289            3,165
Investment and other income, net                   50,715          10,585            331               66              108

Income (loss) before income taxes                 (34,336)         32,373         18,032            9,355            3,273
Provision (benefit)  for income taxes(1)          (13,391)         12,205          7,213            3,742            1,309

Net income (loss) (1)                            $(20,945)       $ 20,168      $  10,819         $  5,613         $  1,964

Net income (loss) per share - Basic (1)          $  (0.33)       $   0.38      $    0.34         $   0.20         $   0.07

Weighted average common shares
outstandin- Basic                                  64,168          52,650         31,422           28,650           28,650

Net income (loss) per share - Diluted(1)         $  (0.33)       $   0.35      $    0.32         $   0.18         $   0.07

Weighted average common and common
   equivalent shares outstanding -Diluted          64,168          57,002         33,605           30,663           29,452

                                                                             AT DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                   1997            1996             1995            1994           1993
                                                   ----            ----             ----            ----           ----
                                                                             (In thousands)
Consolidated Balance Sheets Data:
Working capital                                  $634,788         $175,597          $38,171        $12,265        $4,502
Total assets                                      814,891          257,008           71,388         21,435         6,694
Convertible debt                                  500,000               --               --             --            --
Total stockholders' equity                        222,828          230,720           41,314         14,042         4,687


----------
(1) For the years and period ended December 31, 1993, 1994 and September 19, 1995, the Predecessor Corporation elected to report as an S corporation for federal and state income tax purposes. Accordingly, the Predecessor Corporation's stockholders included their respective shares of the Company's taxable income in their individual income tax returns. The pro forma income taxes reflect the taxes that would have been accrued if the Company had elected to report as a C corporation. See Note 12 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

OVERVIEW

         In 1997, the Company raised approximately $500 million in connection with two private placements of convertible notes. In addition, as part of its efforts to expand its business into the online market, the Company entered into the AOL Agreement, under which the Company provides long distance telecommunications services to be marketed by AOL. The Company's results of operations for 1997 were negatively impacted by the pre-tax charges of $60.7 million primarily related to the AOL Agreement, $30.0 million primarily related to the restructuring of its sales and marketing efforts and $11.5 million primarily as a result of the Company's change in accounting for customer acquisition costs. These charges were offset by $32 .1 million of other income, net of related costs, associated with the break-up of a proposed merger between the Company and Shared Technologies Fairchild, Inc. ("STF").

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of sales:

                                                                      1997                1996               1995
                                                                      ----                ----               ----
Sales                                                                100.0%              100.0%             100.0%
Cost of sales                                                        116.5                86.3               86.7
                                                                     -----               -----              -----
Gross profit (loss)                                                  (16.5)               13.7               13.3
Selling, general and administrative expenses                          11.4                 4.3                3.5
                                                                     -----               -----              -----
Operating income (loss)                                              (27.9)                9.4                9.8
Investment and other income, net                                      16.6                 4.5                0.2
                                                                     -----               -----              -----
Income (loss) before income taxes                                    (11.3)               13.9               10.0
Provision (benefit) for income taxes                                  (4.4)                5.2                4.0(A)
                                                                     -----               -----              -----
Net income (loss)                                                     (6.9)%               8.7%               6.0%
                                                                     =====               =====              =====


----------
(A) Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C corporation (the Company's current tax status) for the year ended December 31, 1995. Prior to September 20, 1995, the Company was an S Corporation with all earnings taxed directly to its shareholders.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Sales. Sales increased by 31.1% to $304.8 million in 1997 from $232.4 million in 1996. The increase in sales resulted primarily from the marketing of the Company's OBN services and the addition of new partitions. One partition, Group Long Distance Inc., accounted for approximately 13% of the Company's sales in 1997.

         Although the Company expects sales to increase by virtue of the AOL Agreement and, based on its expertise to date, to have attracted approximately 1,000,000 lines to its service by June 30, 1998 as a result of its marketing campaign under the AOL Agreement in view of the intense competition in this industry, there can be no assurance that the Company will increase sales on a quarter-to-quarter or year-to-year basis.

         Cost of Sales. The Company's cost of sales increased by 77.1% to $355.2 million in 1997 from $200.6 million in 1996 as a result of increased sales and charges of $11.5 million primarily as a result of the Company's change in its accounting for customer acquisition costs (Note 3), $60.7 million primarily related to the AOL Agreement (Note 4) and $30.0 million primarily related to the restructuring of its sales and marketing efforts (Note 3).

         Prior to 1997, network usage costs consisted solely of "bundled" charges from AT&T. Beginning in 1997, the Company also incurred "unbundled" charges, including local access fees, associated with the operation of OBN. Both "bundled" and "unbundled" charges are directly related to calls made by the Company's end users.

         During 1997, the Company acquired most of the services purchased from AT&T for resale or use in OBN under AT&T Contract Tariff No. 5776, which was entered into in late 1996 and provides rates that are more favorable than under previous tariffs. The Company has the opportunity to terminate this AT&T tariff without termination liability effective as of April 30, 1998 and currently expects it will do so since it believes that it can replace these services at more favorable rates. While the Company is currently negotiating a new master services contract with AT&T, which would replace all of the Company's existing AT&T tariffs with what the Company expects would be lower rate tariffs, there can be no assurance that such agreement can be reached. If the Company terminates Contract Tariff No. 5776 and is unsuccessful in reaching a more favorable agreement with AT&T, it would be required to pay more to obtain these services from AT&T or negotiate an agreement with another carrier, either another large customer of AT&T or another facilities based carrier, which may be at rates higher or lower than the Company is paying today.

         OBN and the operation of the Company's own switches and network have to date and will in the future require the Company to incur systems and equipment maintenance, lease and network personnel expenses significantly above the levels historically experienced by the Company as a switchless reseller of AT&T services. However, these per call costs, in combination with "unbundled" charges paid to LECs and AT&T, were, in 1997, and are expected in the future, to be less than the per call cost currently incurred by the Company as a switchless reseller paying "bundled" charges to AT&T.

         The Company made an initial payment of $100 million to AOL at the signing of the AOL Agreement and issued to AOL at signing two warrants to purchase shares of the Company's Common Stock at a premium over the market value of such stock on the issuance date (See Note 4). Of the prepaid AOL marketing costs, approximately $57.0 million was charged to expense in 1997. The remaining portion of the prepaid AOL marketing costs (approximately $63.6 million at December 31, 1997) will be recognized ratably over the balance of the term of the AOL Agreement, the initial term of which expires on June 30, 2000, as advertising services are received. The AOL warrant for up to 7 million shares will be valued and charged to expense as and when subscribers to the Company's services under the AOL Agreement sign-up and the shares under such warrant vest. The amount of such charges, which could be significant, will be based on the extent to which such AOL warrants vest and the market prices of the Company's Common Stock at the time of vesting and therefore such charges are not currently determinable. Generally, the higher the market price of the Company's Common Stock at the time of vesting, the larger the amount of the charge will be. The Company also anticipates that it may incur up to $100 million in additional AOL marketing expenses in 1998 for such marketing efforts as direct mail, media campaigns and special pricing and other promotions.

         The Company has traditionally operated primarily as a wholesale reseller of long distance services. With the introduction of the AOL Agreement, the Company has begun to focus on a more retail-oriented business plan. As discussed above, the Company has incurred, and expects to continue to incur, significant upfront expenses for marketing under the AOL Agreement, the revenues from which may not be realized for some period of time after the expenditures. In addition, approximately 15-20% of the orders under the AOL Agreement have required special attention by the Company because of PIC freezes imposed by the regional Bell operating companies. See "ITEM 1--BUSINESS--REGULATIONS." As the Company focuses more on the retail market in 1998, continuing its activities under the AOL and CompuServe Agreements and venturing into other telecommunications services such as dial-around and local service, with the increased development and promotional expenses, such as special pricing and other promotion and retention devices, entailed in retail marketing and the greater time period between expenditures and resulting revenues, the Company anticipates that its 1998 revenues and income could be adversely affected.

         Gross Margin. Gross margin decreased to (16.5)% in 1997 from 13.7% in 1996. The decrease in gross margin was primarily due to the charges discussed above. Absent these charges, gross margin increased to 17.0% in 1997 from 13.7% in 1996, due to lower network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T. Price competition continues to intensify for the Company's products and this trend can be expected to continue to put downward pressure on gross margins.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 245.2% to $34.7 million in 1997 from $10.0 million in 1996. The increase in selling, general and administrative expenses was due primarily to compensation expenses related to the issuance of options to and the purchase of shares of Company Common Stock by executive officers of the Company in connection with the commencement of their employment with the Company, the costs associated with hiring additional personnel to support the Company's continuing growth, the development costs associated with AOL and increased fees for professional services.

         The Company expects selling, general and administrative expenses to continue to increase as it operates and maintains OBN and as it markets the AOL service offering. The additional selling, general and administrative expenses may be offset by the increased sales and gross profit gained as a result of the implementation of the components of the Company's strategic plan, but increased costs may have an adverse impact on results of operations and there can be no assurances of such increased sales and profits.

         The Company granted options to purchase 810,000 shares of Company Common Stock at an exercise price of $17.50 per share to an executive officer and two outside directors. The options granted are subject to the approval of the stockholders and are being submitted for approval at the Company's stockholder meeting scheduled in May of 1998. Approval of the option grants will result in compensation expense equal to the difference between the exercise price and the market value of the Company Common Stock on the date of such approval.

         Other Income. Other income was $50.7 million in 1997 versus $10.6 million in 1996. Other income consists primarily of fees for customer service and support for the marketing operations of the Company's carrier partitions in 1997 of $8.1 million and investment income earned by the Company. In 1997, other income also includes $32.1 million, net of related costs, associated with the break-up of a proposed merger between the Company and STF.

         Provision for income taxes. The Company's effective tax rate increased to 39.0% in 1997 from the effective tax rate of 37.7% in 1996 due to an anticipated higher effective state tax rate in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Sales. Sales increased by 29.1% to $232.4 million in 1996 from $180.1 million in 1995. The increase in sales related primarily to the continued expansion of the Company's distribution network of partitions, as well as increases in the number of orders submitted by the Company's existing partitions. One partition, The Furst Group, Inc., accounted for approximately 11% of the Company's sales in 1996 versus zero in 1995. In addition, significant partition marketing efforts focused on inbound 800 service resulted in sales of $75.3 million for the year ended December 31, 1996 versus $55.6 million for the year ended December 31, 1995.

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

         Other Income. Other income was $10.6 million in 1996 versus $331,000 in 1995. Other income for the year ended December 31, 1996 includes two nonrecurring gains: a $1.4 million gain on the sale of securities of another long distance company and a $1.5 million gain on the sale of short term U.S. Treasury securities. The remainder of other income consists primarily of investment income earned on the Company's cash balances resulting primarily from the unapplied proceeds of the Company's public offering in April and May 1996 and excess cash from operations.

         Provision for income taxes. The Company's effective tax rate declined to 37.7% in 1996 from the pro forma effective tax rate of 40.0% in 1995 due to the lower effective state tax rate in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has since September 1995 raised capital primarily through public and private distributions of its securities. In fall 1995 and spring 1996, the Company consummated public offerings of shares of the Company's Common Stock and received net proceeds of $42.8 million and $139.1 million, respectively.

         In September 1997, the Company privately sold $300 million of 4 1/2% Convertible Subordinated Notes which mature on September 15, 2002 (the "2002 Convertible Notes"). Interest on the 2002 Convertible Notes is due and payable semiannually on March 15 and September 15 of each year. The 2002 Convertible Notes are convertible, at the option of the holder thereof, at any time after December 9, 1997 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $24.61875 per share. The 2002 Convertible Notes are redeemable, in whole or in part, at the Company's option, at any time on or after September 15, 2000 at 101.80% of par prior to September 14, 2001 and 100.90% of par thereafter.

         In December 1997, the Company privately sold $200 million of 5% Convertible Subordinated Notes which mature on December 15, 2004 (the "2004 Convertible Notes"). Interest on the 2004 Convertible Notes is due and payable semiannually on June 15 and December 15 of each year. The 2004 Convertible Notes are convertible, at the option of the holder thereof, at any time after March 5, 1998 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $25.47 per share. The 2004 Convertible Notes are redeemable, in whole or in part at the Company's option, at any time on or after December 15, 2002 at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter.

         During 1996, certain options and warrants to purchase shares of the Company's Common Stock were exercised and the Company repurchased approximately 428,000 shares, which are held as treasury shares, yielding to the Company net proceeds of $7.8 million. During 1997, certain options and warrants to purchase shares of the Company's Common Stock were exercised and the Company repurchased certain Common Stock Warrants, yielding to the Company net proceeds of $16.9 million. In addition, during 1997 the Company repurchased approximately 3.5 million shares of the Company's Common Stock, which are held as treasury shares, for approximately $72.0 million. The tax benefit realized from the options and warrants was approximately $21.3 million in 1996 and $25.7 million in 1997 and is reflected as an adjustment to additional paid-in capital.

         The Company's working capital was $634.8 million and $175.6 million at December 31, 1997 and December 31, 1996, respectively. The significant increase in working capital is primarily a result of the sale of the 2002 and 2004 Convertibles Notes, discussed above. In the first quarter of 1998, the Company invested $300 million in a tax exempt bond fund, $245 million in government bond funds and incurred $155 million of margin account indebtedness in connection with these investments.

         While the Investment Company Act of 1940, as amended (the "Investment Company Act"), principally regulates vehicles for pooled investments in securities, such as mutual funds, it also may be deemed to be applicable to companies that are not organized for the purpose of investing or trading in securities but nonetheless have more than a specified percentage of their assets in investment securities. The Company is engaged in the telecommunications business, and the availability of cash and liquid securities is important to the Company's ability to take advantage of opportunities to acquire other telecommunications businesses, assets and technologies from time to time. The Company believes, therefore, that its activities do not and will not subject the Company to regulation under the Investment Company Act. However, if the Company were to be deemed to be an investment company within the meaning of the Investment Company Act, the Company would become subject to certain restrictions relating to the Company's activities, including, but not limited to, restrictions on the conduct of its business, the nature of its investments, the issuance of securities and transactions with affiliates. Therefore, the characterization of the Company as an investment company would have a material adverse effect on the Company. In the Indenture governing the 2002 Convertible Notes, the Company has covenanted that it will not become an investment company within the meaning of the Investment Company Act and that it will take all such actions as are necessary in order to continue not to be deemed an investment company.

         In light of the Company's cash position, the Company recently notified its bank of its intention to terminate its line of credit.

         The Company invested $28.9 million in capital equipment during 1997, of which $17.1 million was used for the acquisition of capital equipment and installation costs relating to the deployment of OBN and the remainder of which was primarily used for the acquisition of computer equipment utilized in connection with the offering of the Company's services on AOL. To date, through December 31, 1997, the Company has invested $41.9 million for the acquisition of capital equipment and installation costs relating to the deployment of OBN.

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

         The Company has announced that its Board has authorized the repurchase up to eight million shares of its Common Stock. It is anticipated that the repurchased shares will be held in treasury for issuance upon exercise of outstanding options and warrants and upon conversion, if any, of convertible notes, and for other general corporate purposes. As noted above in connection with the AOL Agreement, the Company issued two warrants to AOL to purchase shares of the Company's Common Stock, including a warrant to purchase 5 million shares at an exercise price of $15.50 per share. AOL is exercising this warrant as to 1 million shares of Company Common Stock on a net issuance basis and the Company is repurchasing from AOL all of the 380,624 shares issued upon such net issuance exercise for $23 1/4 per share. In connection with such purchases, AOL agreed not to dispose of any shares of the Company's Common Stock acquired by AOL under any of these warrants until March 30, 1999.

         The Company believes that its current cash position, marketable securities and the cash flow expected to be generated from operations, will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months.

YEAR 2000

         The "Year 2000" issue refers to the potential harm from computer programs that identify dates by the last two digits of the year rather than using the full four digits. As such, dates after January 1, 2000 could be misidentified, and such programs could fail. The Company has examined its computer-based systems and believes that the "Year 2000" problem is not present in such systems. However, the Company is dependent upon computer systems operated by third parties, such as LECs, AT&T, AOL and other vendors. If those systems were to malfunction due to the "Year 2000" problem, the Company's services could fail, as well. Such failures could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company is inquiring of such third parties to determine the effect, if any, of the "Year 2000" problem on the systems upon which the Company is dependent, and to obtain appropriate assurances that no such problem exists.

                                    * * * * *

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. Important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AT&T or AOL, increased price competition for long distance services, failure of the marketing of long distance services under the AOL Agreement, attrition in the number of end users, and changes in government policy, regulation and enforcement. The Company undertakes no obligation to update its forward-looking statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                                                        27

Consolidated balance sheets as of December 31, 1997 and 1996                                              28

Consolidated statements of operations for the years ended December 31, 1997, 1996, and 1995               29

Consolidated statements of stockholders' equity for the years ended December 31, 1997, 1996 and 1995      30

Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995                31

Notes to consolidated financial statements                                                                32


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Tel-Save Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of Tel-Save Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Save Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

BDO Seidman, LLP

New York, New York
February 5, 1998

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                       DECEMBER 31,
                                                                        -------------------------------------------
                                                                               1997                    1996
                                                                               ----                    ----
                              ASSETS
CURRENT:
   Cash and cash equivalents                                                $316,730                $  8,023
   Marketable securities                                                     212,269                 149,237
   Accounts receivable, trade net of allowance for uncollectible
     accounts of $2,419 and $987, respectively                                44,587                  19,971
   Advances to partitions and note receivables                                26,110                  13,410
   Due from broker                                                            21,087                     867
   Prepaid AOL marketing costs - current                                      30,857                     --
   Deferred taxes - current                                                   30,916                     --
   Prepaid expenses and other current assets                                   8,495                  10,377
                                                                            --------                --------
       Total current assets                                                  691,051                 201,885
Property and equipment, net                                                   55,835                  30,097
Intangibles, net                                                              10,590                  21,102
Prepaid AOL marketing costs                                                   32,722                      --
Other assets                                                                  24,693                   3,924
                                                                            --------                --------
       Total assets                                                         $814,891                $257,008
                                                                            ========                ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable and accrued expenses:
      Trade and other                                                       $  16,858               $  19,404
      Partitions                                                                7,740                   4,398
      Interest and other                                                       10,578                   1,619
   Securities sold short                                                       21,087                     867
                                                                            ---------               ---------
       Total current liabilities                                               56,263                  26,288
Convertible debt                                                              500,000                      --
Deferred revenue                                                               35,800                      --
----------------                                                            ---------               ---------
       Total liabilities                                                      592,063                  26,288
                                                                            ---------               ---------
Commitments and Contingencies
Stockholders' equity
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares outstanding                                                         --                      --
   Common stock - $.01 par value, 300,000,000 shares authorized;
     67,249,635 and 62,237,998 issued, respectively                               672                     622
   Additional paid-in capital                                                 291,952                 210,616
   Retained earnings                                                            3,097                  24,042
   Treasury stock                                                             (72,893)                 (4,560)
                                                                             --------                --------
       Total stockholders' equity                                             222,828                 230,720
                                                                             --------                --------
       Total liabilities and stockholders' equity                            $814,891                $257,008
                                                                             ========                ========

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                   1997                1996                1995
                                                                   ----                ----                ----
Sales                                                            $304,768            $232,424             $180,102
Cost of sales                                                     355,169             200,597              156,121
                                                                 --------            --------             --------
Gross profit (loss)                                               (50,401)             31,827               23,981
Selling, general and administrative expenses                       34,650              10,039                6,280
                                                                 --------            --------             --------
Operating income (loss)                                           (85,051)             21,788               17,701
Investment and other income, net                                   50,715              10,585                  331
                                                                 --------            --------             --------
Income (loss) before provision for income taxes                   (34,336)             32,373               18,032
Provision (benefit) for income taxes                              (13,391)             12,205                8,997
                                                                 --------            --------             --------
Net income (loss)                                                $(20,945)           $ 20,168             $  9,035
                                                                 ========            ========             ========
Net income (loss) per share - Basic                              $   (.33)           $    .38
                                                                 ========            ========
Weighted average common shares outstanding - Basic                 64,168              52,650
                                                                 ========            ========
Net income (loss) per share - Diluted                            $   (.33)           $    .35
                                                                 ========            ========
Weighted average common and common equivalent shares               64,168              57,002
                                                                 =========           ========
   outstanding - Diluted

Pro forma:
Income before provision for income taxes                                                                  $ 18,032
Pro forma provision for income taxes                                                                         7,213
                                                                                                          --------
Pro forma net income                                                                                      $ 10,819
                                                                                                          ========
Pro forma net income per share - Basic                                                                    $    .34
                                                                                                          ========
Weighted average common share outstanding - Basic                                                           31,422
                                                                                                          ========
Pro forma net income per share - Diluted                                                                  $    .32
                                                                                                          ========
Weighted average common and common equivalent shares                                                        33,605
                                                                                                          ========
   outstanding - Diluted

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     COMMON STOCK             ADDITIONAL                         TREASURY STOCK
                              --------------------------      PAID-IN         RETAINED     --------------------------
                                SHARES         AMOUNT         CAPITAL         EARNINGS       SHARES          AMOUNT          TOTAL
                              -----------    -----------    -------------    -----------   -----------    ------------    ---------
Balance, January 1, 1995          9,550         $  95        $      --      $  13,947         --          $     --       $  14,042
   Net income                        --            --               --          9,035         --                --           9,035
   Cash distributions                --            --               --        (13,200)        --                --         (13,200)
   Stock redemption                  --            --               --        (11,400)        --                --         (11,400)
   Reclassification of S
   Corporation deficit               --            --           (5,492)         5,492         --                --              --
   Sale of common stock           3,450             35          42,802             --         --                --          42,837
   Three-for-two stock
   split                          6,500             65             (65)            --         --                                --
                              ---------         ------       ---------       --------      -----          --------       ---------
 Balance, December 31,
1995                             19,500            195          37,245          3,874         --                --          41,314
   Net income                        --             --              --         20,168         --                --          20,168
   Issuance of warrants
   to partitions .                   --             --           1,077             --         --                --           1,077
   Sale of common stock           8,534             85         138,984             --         --                --         139,069
   Exercise of common
   stock options                 1,079              11           4,927             --         --                --           4,938
   Exercise of
   warrants                      2,006              20           7,383             --         --                --           7,403
   Income tax benefit
     related to
     exercise of common             --              --          21,311             --         --                --          21,311
     stock options and
     warrants
   Acquisition of
   treasury stock                   --              --              --             --       (428)           (4,560)         (4,560)
   Two-for-one stock
   split                        31,119             311            (311)            --         --                --              --
                              --------       ---------      ----------       --------      -----          --------        --------
Balance, December 31,           62,238             622         210,616         24,042       (428)           (4,560)        230,720
1996
  Net loss                          --              --              --        (20,945)       --                  --         (20,945)
  Issuance of warrants
  to AOL                            --              --          21,200             --        --                  --          21,200
  Issuance of common
  stock for acquired business      141               1           2,217             --        --                  --           2,218
  Exercise of common
     stock warrants              2,662              27          11,977             --        --                  --          12,004
  Exercise of common
      stock options              2,209              22           9,318             --        --                  --           9,340
  Purchase of common
      stock warrants                --              --          (4,400)            --        --                  --          (4,400)
  Issuance of common
      stock options for
      compensation                  --              --          13,372             --        --                  --          13,372
  Acquisition of                    --              --              --             --    (3,520)            (71,959)        (71,959)
  treasury stock
  Issuance of treasury
  stock for acquired business       --              --           1,999             --       340               3,626           5,625
   Income tax benefit
     related to
     exercise of common
     stock options and
     warrants                       --              --          25,653             --         --                  --          25,653
                              --------        --------       ---------       --------    -------           ---------       ---------
Balance, December 31,
1997                            67,250            $672        $291,952        $ 3,097     (3,608)           $(72,893)       $222,828
                              ========       =========       =========       ========    =======           =========       =========


          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 1997               1996              1995
                                                                 ----               ----              ----
Cash flows from operating activities:
   Net income (loss)                                          $ (20,945)         $ 20,168            $  9,035
   Adjustment to reconcile net income to net cash
     provided by operating activities:
   Unrealized loss on securities                                  1,865               179                 234
   Provision for bad debts                                        1,579                38                 (28)
   Depreciation and amortization                                  5,429             2,462               1,287
   Charge for customer acquisition costs                         11,550                --                  --
   Write-off of intangibles                                      23,032                --                  --
   Compensation charges                                          13,372                --                  --
   AOL marketing costs                                           58,185                --                  --
   Deferred credits                                                  --              (280)                 --
   Income tax benefit related to exercise of options
     and   warrants                                              25,653            21,311                  --
   (Increase) decrease in:
     Accounts receivable, trade                                 (26,048)          (1,065)              (2,996)
     Advances to partitions and note receivables                (12,700)         (20,797)              (1,700)
     Prepaid AOL marketing costs                               (100,564)
     Prepaid expenses and other current assets                  (38,259)         (10,183)               1,400
     Other assets                                               (20,769)          (3,924)                  --
   Increase (decrease) in:
     Accounts and partition payables and accrued
       expenses                                                   9,608            7,978               12,047
     Deferred revenue                                            35,800               --                   --
     Income taxes payable                                            --           (5,184)               5,184
                                                              ---------          -------             --------
        Net cash (used in) provided by operating
       activities                                               (33,212)          10,703               24,463
                                                              ---------          -------             --------
Cash flows from investing activities:
   Acquisition of intangibles                                    (9,293)          (9,800)              (1,057)
   Capital expenditures, net                                    (28,876)         (27,679)              (2,330)
   Securities sold short                                         17,700             (411)                 866
   Due from broker                                              (20,220)             233               (1,100)
   Loans to stockholder                                              --           (3,034)              (2,075)
   Repayment of stockholder loans                                    --            5,109                   --
   Purchase of marketable securities                            (62,377)        (149,238)                  --
                                                              ---------         --------             --------
       Net cash used in investing activities                   (103,066)        (184,820)              (5,696)
                                                              ---------         --------             --------
Cash flows from financing activities:
   Proceeds from sale of convertible subordinated notes         500,000               --                   --
   Payments to related parties                                       --               --               (1,725)
   Payment of note payable to stockholder                            --           (5,921)                (979)
   Proceeds from sale of common stock                                --          139,069               42,837
   Proceeds from exercise of options and warrants                21,344           12,341                   --
   Purchase of common stock warrants                             (4,400)              --                   --
   Acquisition of treasury stock                                (71,959)          (4,560)                  --
   Distributions to stockholders                                     --               --              (13,200)
   Stock redemption                                                  --               --               (4,500)
                                                              ---------        ---------             --------
       Net cash provided by financing activities                444,985          140,929               22,433
                                                              ---------        ---------             --------
Net increase (decrease) in cash and cash equivalents            308,707          (33,188)              41,200
Cash and cash equivalents, at beginning of period                 8,023            41,211                  11
                                                              ---------        ----------            --------
Cash and cash equivalents, at end of period                    $316,730         $   8,023            $ 41,211
                                                              =========        ==========            ========

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

         (b) Reorganization

         On September 21, 1995, the Company consummated its initial public offering ("IPO") (Note 10(b)). The shares of Tel-Save, Inc., a Pennsylvania corporation (the "Predecessor Corporation"), owned by the two founding stockholders were contributed to the Company as of the date of the IPO. The majority stockholder exchanged all of his shares of the Predecessor Corporation for 21,060,000 shares of the common stock of the Company plus loans of up to $5,000,000. The majority stockholder repaid his outstanding indebtedness, including interest, using a portion of his proceeds from the sale of 1,500,000 shares of common stock in connection with the Company's public offering in April 1996 (Note 10(a)).

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

         (c) Basis of financial statements presentation

         The consolidated financial statements include the accounts of Tel-Save Holdings, Inc. and its wholly-owned subsidiaries and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

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

         (g) Advances to partitions and note receivables

         The Company makes advances to partitions to support their marketing activities. The advances are secured by partition assets, including contracts with end users and collections theron.

         (h) Property and equipment and depreciation

         Property  and  equipment  are  recorded  at  cost.   Depreciation   and
amortization is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

          Buildings and building improvement           39 years
          Switching equipment                          15 years
          Equipment, vehicles and other               5-7 years

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

         (i) Intangibles and amortization

         Intangibles include the costs to acquire billing bases of customer accounts, long-distance service contract pricing plans and goodwill arising from business acquisitions. Amortization is computed on a straight-line basis over the estimated useful lives of the intangibles which is 15 years.

         (j)  Deferred revenue

         Deferred revenue is recorded for a prepayment for telecommunications services under an agreement with Shared Technologies Fairchild, Inc. ("STF") and is amortized over the five year term of the agreement. This agreement is terminable by either party on thirty days notice. Termination by either party would accelerate recognition of the deferred revenue.

         (k) Long-lived assets

         The Company adopted SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as of January 1, 1996 and its implementation did not have a material effect on the consolidated financial statements.

         (l) Income taxes

         Deferred tax assets and liabilities are recorded for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities recorded for financial and tax reporting purposes (Note
12).

         (m) Net income per share

        During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

         The computation of basic net income per share is based on the weighted average number of common shares outstanding during the period. In 1996 and 1995, diluted earnings per share also includes the effect of 4,352,000 and 2,183,000 common shares, respectively, issuable upon exercise of common stock options and warrants. Net income per share for the year ended December 31, 1995 is based on pro forma net income.

         All references in the consolidated financial statements with regard to average number of common stock and related per share amounts have been calculated giving retroactive effect to the exchange of shares in the Reorganization and the stock splits.

         (n) Financial instruments and risk concentration

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash investments and marketable securities. At December 31, 1997, a large majority of the Company's cash investments and marketable securities were invested in money market funds and commercial paper. The carrying amount of these cash investments approximates the fair value due to their short maturity. The Company believes no significant concentration of credit risk exists with respect to these cash investments and marketable securities.

         In the first quarter of 1998, the Company invested $300 million in a tax exempt bond fund, $245 million in government bond funds and incurred $155 million of margin account indebtedness in connection with these investments.

         (o) Securities sold short/financial investments with off-balance sheet risk

         At December 31, 1997, securities sold short by the Company, which consist of equity securities valued at market, resulted in an obligation to purchase such securities at a future date. Securities sold short may give rise to off-balance sheet market risk. The Company may incur a loss if the market value of these securities subsequently increases.

         (p) Stock-based Compensation

         The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess. if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation."

         (q) New Accounting Pronouncements

        In June 1997, the FASB issued SFAs No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accummulated balances, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be rocognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominance as other financial statements.

        SFAS 130 is effective for financial statements for periods beginning after December 25, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

         In June 1997, the Financial  Accounting Standards Board issued SFAS No.
131. Disclosures about Segments of an Enterprise and Related Information,  (SFAS
131) which supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and is assessing performance.

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the relatively recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

NOTE 2 -- MAJOR PARTITIONS

         Partitions who provided end user accounts, which in the aggregate account for more than 10% of sales, are as follows:

                                                                Number of               Total Percentage
                                                                Partitions                  Of Sales
                                                          -----------------------    -----------------------
         Year ended December 31, 1997                               1                         13%
         Year ended December 31, 1996                               1                         11%
         Year ended December 31, 1995                              --                         --


NOTE 3 -- CUSTOMER ACQUISITION

         The Company determined in the second quarter of 1997 to de-emphasize the use of direct marketing to solicit customers for the Company as the carrier and to focus the majority of its existing direct marketing resources on customer service and support for the marketing operations of its carrier partitions, on a fee basis. The Company recognized fees of $8.1 million for the year ended December 31, 1997, included in other income, from the services net of related costs of $14.6 million for the year ended December 31, 1997.

         The Company recorded a one-time charge of $11.5 million in the quarter ended June 30, 1997, primarily as a result of the Company as cost of sales changing its accounting for customer acquisition costs to expense them in the period incurred versus the Company's prior treatment of capitalizing customer acquisition costs and amortizing them over a six month period.

         In October  1997,  the  Company  decided to  discontinue  its  internal telemarketing operations which were primarily conducted through American Business Alliance (which was acquired by the Company in December 1996), as part of its restructuring of its sales and marketing efforts and wrote-off as cost of sales approximately $23.0 million of intangible assets.

NOTE 4 -- AOL AGREEMENT

         In conjunction with the Telecommunications Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"), the Company paid AOL a total of $100 million and issued two warrants to purchase shares of the Company's stock, one warrant (the "First Warrant") to purchase, at an exercise price of $15.50 per share, up to 5,000,000 shares, which vested as to 2,500,000 shares on October 9, 1997 ("Commercial Launch Date"), when the Company's service was launched on the AOL online network, and as to 2,500,000 shares on February 22, 1998, and one warrant (the "Second Warrant") to purchase, at an exercise price of $14.00 per share, up to 7,000,000 shares, which will vest, commencing December 31, 1997, based on the number of subscribers to the Company's service and would vest fully if there are at least 3.5 million such subscribers at any one time. As of December 31, 1997 the second warrant was vested as to approximately 120,000 shares. The initial term of the AOL Agreement runs to June 30, 2000, and the AOL Agreement provides for annual extensions by AOL of its term thereafter.

         The $100 million cash payment, the $20.0 million value of the First Warrant and $0.6 million of agreement related costs is accounted for as follows:
(i) $35.9 million was charged to expense ratably over the period from the signing of the AOL Agreement to December 31, 1997, as payment for certain exclusivity rights for that period; (ii) $13.2 million was treated as production of advertising costs and was charged to expense on October 9, 1997, the Commercial Launch Date; and (iii) $71.5 million, the balance of the cash payment and the value of the First Warrant and AOL Agreement related costs, represents the combined value of advertising and exclusivities which extend over the term of the AOL Agreement and will be recognized ratably after the Commercial Launch Date as advertising services are received. For the year ended December 31, 1997, the Company recognized $57.0 million of expense, related to items discussed above.

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

         The AOL Agreement also provides for the grant to AOL of additional warrants to purchase up to an aggregate of 2 million shares if AOL extends its obligations under the AOL Agreement beyond June 30, 2000. The fair value of any such additional warrants that may be granted to AOL will be charged as an expense in the statement of operations.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

NOTE 5 -- PROPERTY AND EQUIPMENT

                                                                              DECEMBER 31,
                                                             -----------------------------------------------
                                                                     1997                     1996
                                                             ---------------------    ----------------------
                                                                              (In thousands)
         Land                                                       $     220                $     220
         Buildings and building improvements                            4,259                    3,398
         Switching equipment                                           41,915                       --
         Switching equipment under construction                            --                   24,861
         Equipment, vehicles and other                                 13,078                    2,117
                                                                     --------                ---------
                                                                       59,472                   30,596
         Less: Accumulated depreciation                                (3,637)                    (499)
                                                                     --------                ---------
                                                                     $ 55,835                  $30,097
                                                                     ========                =========


NOTE 6 -- INTANGIBLES

                                                                        YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                                     1997                     1996
                                                             ---------------------    ----------------------
                                                                             (In thousands)
         Goodwill                                                     $10,590                  $18,356
         Other                                                             --                    6,533
                                                                      -------                  -------
                                                                       10,590                   24,889
         Less: Accumulated depreciation                                    --                    3,787
                                                                      -------                  -------
                                                                      $10,590                  $21,102
                                                                      =======                  =======


NOTE 7 -- ACQUISITIONS

         In November 1997 the Company acquired Compco, Inc. ("Compco") a provider of communications software in the college and university marketplace, for a total purchase price of $13,125,000, comprised of a cash payment of $7,500,000 and 339,982 shares of Company common stock. This transaction was accounted for as a purchase with the results of Compco included in the consolidated financial statements from acquisition date. The cost in excess of the net asset acquired (goodwill) was approximately $10,590,000.

         In February 1998, the Company completed the acquisition of Symetrics Industries, Inc. ("Symetrics"), a Florida corporation for approximately $25 million in cash, plus assumed liabilities. Symetrics designs, develops and manufactures electronic systems, system components and related software for defense-related products and for telecommunication applications. This transaction will be accounted for as a purchase. The Company is in the process of allocating the purchase price among the assets of Symetrics.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

NOTE 8 -- CONVERTIBLE DEBT

         In September 1997, the Company sold $300 million of 4 1/2% Convertible Subordinated Notes which mature on September 15, 2002 (the "2002 Convertible Notes"). Interest on the 2002 Convertible Notes are due and payable semiannually on March 15 and September 15 of each year. The 2002 Convertible Notes are convertible, at the option of the holder thereof, at any time after December 9, 1997 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $24.61875 per share. The 2002 Convertible Notes are redeemable, in whole or in part, at the Company's option, at any time on or after September 15, 2000 at 101.80% of par prior to September 14, 2001 and 100.90% of par thereafter.

         In December 1997, the Company sold $200 million of 5% Convertible Subordinated Notes which mature on December 15, 2004 (the "2004 Convertible Notes"). Interest on the 2004 Convertible Notes are due and payable semiannually on June 15 and December 15 of each year. The 2004 Convertible Notes are convertible, at the option of the holder thereof, at any time after March 5, 1998 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $25.47 per share. The 2004 Convertible Notes are redeemable, in whole or in part at the Company's option, at any time on or after December 15, 2002 at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter.

NOTE 9 -- RELATED PARTY TRANSACTIONS

         At December 31, 1997, executive officers of the Company had outstanding loans from the Company of $4,237,000 which were repaid during the first quarter of 1998.

         In connection with the Reorganization (Note 1(b)), the Company made distributions of the Company's 1995 taxable income through September 19, 1995 of approximately $13,200,000 in 1995 to its two founding stockholders.

NOTE 10 -- STOCKHOLDERS' EQUITY

         (a) 1996 Public Offering

         The Company consummated a public offering (the "1996 Offering") of 18,568,000 shares of common stock (adjusted to reflect the most recent stock split, Note 10(c)), including the underwriter's over-allotment, at a price of $8.75 per share in April and May, 1996. Of the 18,568,000 shares offered, 17,068,000 were sold by the Company and 1,500,000 were sold by the majority stockholder. Proceeds of the 1996 Offering to the Company, less underwriting discounts of approximately $9,302,000, were approximately $140,043,000. Expenses for the 1996 Offering were approximately $974,000 resulting in net proceeds to the Company of approximately $139,069,000. The majority stockholder used a portion of his proceeds to repay his outstanding indebtedness, including interest, to the Company.

         (b) Initial Public Offering

         In September and October, 1995, the Company consummated its IPO of 10,350,000 shares of common stock (adjusted to reflect stock splits, Note 10(c)), including the underwriter's overallotment option, at a price of $4.59 per share. Proceeds of the offering less underwriting discounts of approximately $3,151,000 were $44,287,000. Expenses for the IPO totaled approximately
$1,450,000,   resulting  in  net  proceeds  to  the  Company  of   approximately
$42,837,000.

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

         (d) Authorized Shares

         During 1997, the Board of Directors and stockholders approved the increase in the number of authorized shares of the Company's $0.01 par value common stock to 300,000,000 shares.

NOTE 11 -- STOCK OPTIONS AND WARRANTS

         (a) Stock Options

         The  Company  has  both  qualified  and   non-qualified   stock  option
agreements with most of its key employees.

         Prior to the Company's Initial Public Offering in September, 1995, the Company granted ten key employees options to purchase shares of the Company's common stock. The exercise price of the options, was based on the fair market value of the Company at the date of grant. The options vest 22 months from the date of issuance and expire five years from the date of grant. All options were vested as of December 31, 1996.

         In 1995, 1996 and 1997, the Company granted options to purchase a total of 100,000 shares of common stock to each of the two nonemployee directors of the Company.

         In September 1995, the Company's Board of Directors and stockholders adopted the Company's 1995 Employee Stock Option Plan (the "Option Plan") which provided for the granting of up to 1,950,00 shares of common stock. An amendment to the Option Plan was approved by the Board of Directors and stockholders in April 1996 increasing the authorized number of options which can be granted under the Option Plan to 5,000,000 shares of common stock. As of December 31, 1997, 4,985,000 options had been granted under the Option Plan.

         In 1996 and 1997 the Company granted certain employees 3,561,000 and 2,741,000, respectively, non-qualified options to purchase shares of the Company's common stock. These options become exercisable from one to three years from the date of the grant. During 1997, The company recognized $13,371,785 of compensation expenses related to the grant of options or the purchase of the Company's stock at prices below the quoted market price at date of grant or purchase date.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: no dividends paid for all years; expected volatility of 40.4% in 1995 and 1996 and 55.8% in 1997; weighted average risk-free interest rates of 5.8%, 5.7%, and 5.49%, respectively; and expected lives of 1 to 5 years.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

         Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                 1997              1996             1995
                                                 ----              ----             ----
                                                (In thousands, except for per share data)
         NET INCOME:
             As reported                       $ (20,945)        $20,168          $10,819
             Pro forma                           (30,942)        $16,521          $10,436
         BASIC EARNINGS PER SHARE:
             As reported                       $    (.33)        $   .38          $   .34
             Pro forma                         $    (.48)        $   .31          $   .31
         DILUTED EARNINGS PER SHARE:
             As reported                       $    (.33)        $   .35          $   .32
             Pro forma                         $    (.48)        $   .29          $   .31


The following tables contain information on stock options for the three year period ended December 31, 1997:

                                                                      EXERCISE            WEIGHTED
                                                   OPTION            PRICE RANGE           AVERAGE
                                                    SHARES            PER SHARE        EXERCISE PRICE
                                               ----------------    ----------------    ----------------
Outstanding, December 31, 1994                     2,455,800        $   .32-$1.57              $  .48
Granted                                            1,950,000        $  4.58                    $ 4.58
                                               ----------------    ----------------    ----------------
Outstanding, December 31, 1995                     4,405,800        $   .32-$4.58              $ 2.30
Granted                                            6,736,000        $ 4.09-$12.00              $ 7.96
Exercised                                         (2,158,000)       $   .32-$5.67              $ 2.28
                                               ----------------    ----------------    ----------------
Outstanding, December 31, 1996                     8,983,800        $   .32-$12.00              $ 6.54
Granted                                            2,801,000        $  5.67-$22.06             $16.02
Exercised                                         (2,208,812)       $   .32-$12.78             $ 4.25
Cancelled                                           (690,000)       $  5.67-$13.25             $11.98
                                               ----------------    ----------------    ----------------
Outstanding, December 31, 1997                     8,885,988            .32-$22.06             $ 9.26
                      === ====                 ================    ================    ================


                                                                      EXERCISE            WEIGHTED
                                                   OPTION            PRICE RANGE           AVERAGE
EXERCISABLE AT YEAR ENDED DECEMBER 31,              SHARES            PER SHARE        EXERCISE PRICE
-------------------------------------------    ----------------    ----------------    ----------------
1995                                              1,515,600         $        .32             $  .32
1996                                              2,649,800         $  .32-$4.58             $ 2.82
1997                                              3,866,987         $  .32-$14.50            $ 7.24
                                                                                            WEIGHTED-AVERAGE
OPTIONS GRANTED IN                                                                             FAIR VALUE
------------------                                                                             ----------
1995                                                                                             $1.14
1996                                                                                             $2.39
1997                                                                                             $6.99

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                  RANGE OF EXERCISE PRICE
                                   ---------------------------------------------------------------------------------------
                                    $.32-$5.00      $5.01-$10.00      $10.01-$15.00       $15.00-$22.06       $.32-$22.06
                                   -------------    -------------    ----------------    ---------------    --------------
OUTSTANDING OPTIONS:
Number outstanding at
    December 31, 1997                2,776,988        2,382,000          1,989,500           1,742,500         8,885,988
Weighted-Average remaining
    contractual life (Years)              1.94             1.69               2.11                3.12              2.18
Weighted-average exercise price     $     3.48      $      8.52        $     11.47        $      17.57       $      9.26
EXERCISABLE OPTIONS:
Number outstanding at
   December 31, 1997                 1,596,988          779,000          1,490,999                   -         3,866,987
Weighted-average exercise price     $     2.68      $      8.66              11.37                   -       $      7.23

         (b)  Warrants

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

         At December 31, 1996, the Company had warrant agreements with certain partitions and the underwriter for its IPO (Note 10(b)). All warrants were issued with exercise prices equal to or above the market price of the underlying stock at the date of the grant. These warrants are accounted for based on their fair value. At December 31, 1996, 3,712,000 warrants were outstanding with exercise prices ranging from $4.67 to $5.73 and an average weighted exercise price of $5.00 and 600,000 which were currently exercisable at a weighted exercise price of $5.73. The remaining warrants are exercisable over a one to two year period beginning in January 1997. In January 1997, 800,000 of these warrants were purchased by the Company and recorded as a reduction in additional paid-in capital and 2,662,000 warrants were exercised. At December 31, 1997, warrants to purchase 12,250,000 shares were outstanding; these consisted of the 12,000,000 AOL warrants (Note 4) and 250,000 of the warrants issued to the underwriter for the Company's IPO (Note 10(b)).

NOTE 12 -- INCOME TAXES

         On June 1, 1991, the Company, with the consent of its stockholders, elected to be taxed as an S Corporation. As a result of the election, all earnings of the Predecessor Corporation were taxed directly to the stockholders. Accordingly, the statements of operations prior to September 20, 1995 did not include provisions for income taxes. In connection with the Company's IPO, as described in Note 10(b), on September 19, 1995, the Company terminated its S Corporation status. Pro forma tax provisions have been calculated as if the Company's results of operations were taxable as a C Corporation under the Internal Revenue Code for the year ended December 31, 1995.

         The following summarizes the provision for pro forma income taxes:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                       ---------------
                                                           1995
                                                           ----
                                                        (In thousands)
         Current:
             Federal                                        $5,574
             State and local                                 1,639
                                                           -------
         Pro forma provision for income taxes               $7,213
                                                           =======

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

         The provision for pro forma income taxes on adjusted historical income for the year ended December 31, 1995 differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                ----------------
                                                                       1995
                                                                       ----
                                                                  (In thousands)
    Provision for Federal income taxes at the statutory rate           $6,311
    State and local income taxes, net of Federal benefit                1,082
    Other                                                                (180)
                                                                      -------
    Pro forma provision for income taxes                               $7,213
                                                                      ========

         As a result of the termination, the Company was required to provide for taxes on income for the period subsequent to September 19, 1995 and for the previously earned and untaxed S Corporation income which has been deferred primarily as a result of reporting on a cash basis. The provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                        --------------------------------
                                                           1997      1996         1995
                                                           ----      ----         ----
                                                                 (In thousands)
         Current:
             Federal                                    $      -     $10,995       $4,379
             State and local                                   -       1,817        1,809
                                                         -------     -------       ------
                  Total current                                -      12,812        6,188
                                                         =======     =======       ======
         Deferred:
             Federal                                     (11,111)       (607)       2,201
             State and local                              (2,280)          -          608
                                                         -------     -------       ------
                   Total deferred                        (13,391)       (607)       2,809
                                                         -------     -------       ------
                                                        $(13,391)    $12,205       $8,997
                                                         =======     =======       ======

         A reconciliation of the Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                         1997                          1996                          1995
                                                 -----------------------    ---------------------------    -------------------------
                                                                                 (In thousands)
Federal income taxes computed at the
statutory rate                                    $(12.018)    (35.0)%       $11,331          35.0%          $6,311          35.0%
Increase (decrease):
Federal income taxes at the statutory rate
from January 1, 1995 to September 19, 1995              -          -               -             -           (4,086)        (22.7)
Federal and state taxes resulting from cash
to Accrual basis for tax reporting                      -          -               -             -            6,399          35.5
State income taxes less Federal benefit            (1.482)      (4.3)          1,199           3.7              373           2.1
Other                                                 109         .3            (325)         (1.0)              -              -
                                                  ---------   --------       --------         ------        --------        ------
Total provision (benefit) for income taxes        $(13,391)    (39.0)%        $12,205            37.7%         $8,997          49.9%
                                                  =======      =====         =======            ====          ======          ====

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

         Deferred tax (assets) liabilities at December 31, 1997, 1996 and 1995 are comprised of the following elements:

                                                                                 YEAR ENDED
                                                                                 DECEMBER 31,
                                                                 -------------------------------------------
                                                                     1997          1996          1995
                                                                     ----          ----          ----
                                                                             (In thousands)
         Taxable loss carryforwards                               $ (21,548)     $  (3,705)      $    --
         Deferred revenue taxable currently                         (13,897)            --            --
         Stock based compensation                                    (4,951)            --            --
         Allowance for uncollectible accounts                        (2,198)            --            --
         Federal and state taxes resulting from cash to accrual
         basis for tax reporting                                      1,337          2,342         3,130
         Amortization of certain intangibles                              -            (85)         (227)
         Other                                                          869            (55)          (94)
                                                                 ------------    ------------    ----------
         Deferred tax (assets) liabilities                        $ (40,388)     $  (1,503)      $ 2,809
                                                                 ============    ============    ==========

         The Company has recorded net deferred tax assets as December 31, 1997 and 1996 primarily representing net operating loss carryforwards and other temporary differences. Management believes that no valuation allowance is required for these assets due to future reversals of existing taxable temporary differences and the exception that the Company will generate taxable income in future years.

NOTE 13 -- STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                            1997             1996              1995
                                                            ----             ----              ----
                                                                         (In thousands)
Supplemental disclosure of cash flow information:
   Cash paid for:
   Interest                                                  $915           $     47            $    24
   Income taxes                                              $ --           $  1,090            $ 3,813

         During 1997, the Company recorded an asset of $20,000,000 in connection with the issuance of warrants to AOL (Note 4). In connection with the acquisition of Compco in 1997, the Company issued 339,982 shares of Company common stock with a value of $5,625,000 (Note 7).

         In connection  with the  acquisition  of the assets of ABA in 1996, the
Company released ABA of its outstanding obligations to the Company of $10,949,000. During 1996, the Company recorded an intangible of $1,077,000 in connection with the issuance of warrants to certain partitions (Note 11(b)).

         During 1995, the Company issued the Cash Flow Note in the amount of $6,900,000 to the minority stockholder of the Predecessor Corporation in connection with the IPO and Reorganization (Note 1(b)).

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST           SECOND           THIRD           FOURTH
                                                QUARTER          QUARTER         QUARTER          QUARTER(2)
                                                -------          -------         -------          -------
                                                        (In thousands, except for per share data)
1997
   Sales                                         $71,160          $75,032         $80,314          $78,262
   Gross profit (loss)                             9,375           (9,264)(1)       2,097          (52,609)(1)
   Operating income (loss)                         6,082          (13,924)         (3,243)         (73,966)
   Net income (loss)                               5,430           (5,865)            721          (21,231)
   Net income (loss) per share - Basic              0.09            (0.09)           0.01            (0.32)
   Net income (loss) per share - Diluted            0.08            (0.09)           0.01            (0.32)

1996
   Sales                                         $51,065          $57,015          $60,079         $64,265
   Gross profit                                    6,832            7,387            8,323           9,285
   Operating income                                4,546            4,882            5,871           6,489
   Net income                                      3,377            4,058            7,032           5,701
   Net income per share - Basic                     0.09             0.08             0.12            0.10
   Net income per share - Diluted                   0.08             0.07             0.11            0.09

(1) See Note 3.
(2) Includes $321.1 million (pre-tax) of other income associated with the break-up of a proposed merger between the Company and STF.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10  THROUGH 13

         Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in May, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Form 10-K relates.

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

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                              INDEX TO S-X SCHEDULE

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants                          55
Schedule II -- Valuation & Qualifying Accounts                              56

 [LOGO]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Tel-Save Holdings, Inc.

         The audits referred to in our report dated February 5, 1998 relating to the consolidated financial statements of Tel-Save Holdings, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 1997. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, the financial statement Schedule II -- Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

New York, New York
February 5, 1998

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                                     BALANCE AT     CHARGED TO                               BALANCE AT
                                                    BEGINNING OF     COSTS AND    OTHER                        END OF
                  DESCRIPTION                          PERIOD        EXPENSES    CHANGES      DEDUCTIONS       PERIOD
                  -----------                          ------        --------    -------      ----------       ------
Year ended December 31, 1997:
   Reserves and allowances deducted from as-
      set accounts:
   Allowance for uncollectible accounts               $987          $1,285      $  147 (a)      $--            $2,419
                                                      ====          ======      ==========      ===            ======

Year ended December 31, 1996:
   Reserves and allowances deducted from as-
      set accounts:
   Allowance for uncollectible accounts               $804          $    38     $  145 (a)      $--            $  987
                                                      ====          =======     ==========      ===            ======

Year ended December 31, 1995:
   Reserves and allowances deducted from as-
      set accounts:
   Allowance for uncollectible accounts               $987         $    (13)    $(170)(a)       $--            $  804
                                                      ====         =========    =========       ===            ======


----------
(a) Amount represents portion of change in allowance for uncollectible accounts applied against Accounts Payable Partitions.

(3) EXHIBITS:

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

2.1 Plan of Reorganization between and among Tel-Save Holdings, Inc., a Delaware corporation, Tel-Save, Inc., a Pennsylvania corporation, Daniel Borislow and Paul Rosenberg, and Exhibits Thereto (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form S-1 (File No. 33-94940)).
3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-4 (File No. 333-38943)).
3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-94940)).
9.1 Voting Trust Agreement between Daniel Borislow and Paul Rosenberg (included as part of Exhibit 2.1).
10.1* Employment Agreement between the Company and Daniel Borislow and related Agreement (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.2 * Employment Agreement between the Company and Emanuel J. DeMaio (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.3 * Employment Agreement between the Company and Gary W. McCulla (incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.4 * Employment Agreement between the Company and George P. Farley (incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the Quarter ended September 30, 1997).
10.5 * Employment Agreement between the Company and Aloysius T. Lawn, IV (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 333-2738)).
10.6 * Employment Agreement between the Company and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.7 Indemnification Agreement between the Company and Daniel Borislow (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.8 Indemnification Agreement between the Company and Emanuel J. DeMaio (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.9 Indemnification Agreement between the Company and Gary W. McCulla (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.10 Indemnification Agreement between the Company and Joseph M. Morena (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.11 Indemnification Agreement between the Company and Peter K. Morrison (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.12 Indemnification Agreement between the Company and Kevin R. Kelly (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.13 Indemnification Agreement between the Company and Aloysius T. Lawn, IV (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.14 Indemnification Agreement between the Company and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.15 Agreement dated as of March 15, 1994 between the Company and Global Network Communications (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.16    AT&T  Contract  Tariff No. 516  (incorporated  by  reference to Exhibit
         10.11 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.17    AT&T  Contract  Tariff No. 1715  (incorporated  by reference to Exhibit
         10.15 to the Company's registration statement on Form S-1 (File No. 333-2738)).
10.18    AT&T  Contract  Tariff No. 2039  (incorporated  by reference to Exhibit
         10.16 to the Company's registration statement on Form S-1 (File No. 333-2738)).
10.19    AT&T  Contract  Tariff No. 2432  (incorporated  by reference to Exhibit
         10.17 to the Company's registration statement on Form S-1 (File No. 333-2738)).
10.20    AT&T  Contract  Tariff No. 3628  (incorporated  by reference to Exhibit
         10.18 to the Company's registration statement on Form S-1 (File No. 333-2738)).
10.21    AT&T  Contract  Tariff No. 5776  (incorporated  by reference to Exhibit
         10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

10.22 General Agreement between Tel-Save, Inc. and AT&T Corp. dated June 26, 1995 (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.23* Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.24* Tel-Save Holdings, Inc. Employee Bonus Plan (incorporated by reference to page 13 of the Company's Proxy Statement for the Company's 1996 Annual Meeting of Stockholders dated April 3, 1996).
10.25* Non-Qualified Stock Option Agreement between the Company and Daniel Borislow (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.26* Non-Qualified Stock Option Agreement between the Company and Emanuel J. DeMaio (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.27* Non-Qualified Stock Option Agreement between the Company and Mary Kennon (incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.28* Non-Qualified Stock Option Agreement between the Company and Gary W. McCulla (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.29* Non-Qualified Stock Option Agreement between the Company and Peter K. Morrison (incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.30+   Telecommunications  Marketing  Agreement  by  and  among  the  Company,
         Tel-Save, Inc. and America Online, Inc., dated February 22, 1997 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1996).
10.31++ Amendment No 1, dated as of January 25, 1998, to the Telecommunications Marketing Agreement dated as of February 22, 1997 by and among the Company, Tel-Save, Inc. and America Online, Inc.
10.32 Indenture dated as of September 9, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 333-39787)).
10.33 Registration Agreement dated as of September 3, 1997 between the Company and Salomon Brothers Inc, Deutsche Morgan Grenfell Inc., Bear, Stearns & Co. Inc., Smith Barney Inc., Robertson Stephens & Company LLC (incorporated by reference to the Company's registration statement on Form S-3 (File No. 333-39787)).
10.34 Indenture dated as of December 10, 1997 between the Company and First Trust of New York, N.A.
10.35 Registration Agreement dated as of December 10, 1997 between the Company and Smith Barney Inc.
11.1     Net Income Per Share Calculation.
21.1     Subsidiaries of the Company.
23.1     Consent of BDO Seidman, LLP.
27       Financial Data Schedule.

----------

*    Management contract or compensatory plan or arrangement.

+ Confidential treatment previously has been granted for a portion of this exhibit.

++   Confidential treatment has been requested for portions of this exhibit.

(b)  Reports on Form 8-K.

     The following Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 1997:

     1.   Current Report on Form 8-K dated December 5, 1997.

     2.   Current Report on Form 8-K dated November 25, 1997.

     3.   Current Report on Form 8-K dated November 20, 1997.

     4.   Current Report on Form 8-K dated October 29, 1997.

     5.   Current Report on Form 8-K dated October 26, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                                           TEL-SAVE HOLDINGS, INC.

                                                By:  /s/ Daniel Borislow
                                                     ---------------------------
                                                      Daniel Borislow
                                                      Chairman of the Board of
                                                      Directors, Chief Executive
                                                      Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                                     DATE
/s/ Daniel Borislow                      Chairman of the Board
-----------------------------     of Directors, Chief Executive Officer and
    Daniel Borislow               Director (Principal Executive Officer)


/s/ Gary W. McCulla               President, Director of Sales and
-----------------------------     Marketing and Director
     Gary W. McCulla


/s/ Emanuel J. DeMaio             Chief Operations Officer and Director
-----------------------------
     Emanuel J. DeMaio


/s/ George P. Farley              Chief Financial Officer and Director
-----------------------------     (Principal Financial Officer)
     George P. Farley


/s/ Kevin R. Kelly                Controller (Principal Accounting Officer)
-----------------------------
     Kevin R. Kelly


/s/ Harold First                  Director
-----------------------------
     Harold First


/s/ Ronald R. Thoma               Director
-----------------------------
     Ronald R. Thoma
