Form 10-K/A
period 1997-12-31
TEL SAVE HOLDINGS INC
filed 1998-04-17
CIK 948545

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

                             TEL-SAVE HOLDINGS, INC.

                               INDEX TO FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

ITEM                                                                                                         PAGE
 NO.                                                                                                          NO.
----                                                                                                         ----
                                                  PART I

1.  BUSINESS.................................................................................................. 1
2.  PROPERTIES............................................................................................... 16
3.  LEGAL PROCEEDINGS........................................................................................ 16
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................... 16



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

         In order to reduce its dependence on the AT&T contract tariffs and increase its growth opportunities, the Company developed its own network, OBN. Since 1996, the Company has deployed a total of five 5ESS-2000 switches, in Chicago, Dallas, Jacksonville, New York and San Francisco. As of March 30, 1998, the Company has provisioned approximately one million lines (representing approximately 71% of the total lines then using the Company's services) to OBN and most of the Company's new outbound lines are now being provisioned to OBN. OBN enables the Company to offer its end users and partitions more competitive rates than in the past and to improve customer provisioning, as well as to improve reporting to existing and new partitions.

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

There can be no assurance that any transaction will take place and no prediction can be made as to the price at which an acquisition of the Company, if any, may be consummated or whether any such transaction would be for cash or securities. Moreover, the Company has not made any determination to be acquired, and may remain independent. The Company does not plan to make any further public statements regarding the possible acquisition of the Company until it either has reached a definitive agreement regarding such a transaction, or has determined not to continue to pursue such possibility.

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

         The Company has announced that its Board has authorized the repurchase from time to time of up to eight million shares of its Common Stock. It is anticipated that the repurchased shares will be held in treasury for issuance upon exercise of outstanding options and warrants and upon conversion, if any, of convertible notes, and for other general corporate purposes. In connection with the AOL Agreement, the Company issued two warrants to AOL to purchase shares of the Company's Common Stock, including a warrant to purchase 5 million shares at an exercise price of $15.50 per share, which warrant became fully vested on February 22, 1998. On March 31, 1998, AOL exercised this warrant as to 1 million shares of Company Common Stock on a net issuance basis and the Company repurchased from AOL all of the 380,624 shares issued upon such net issuance exercise for $23 1/4 per share. In connection with such repurchase, AOL agreed not to dispose of any shares of the Company's Common Stock acquired by AOL under any of these warrants until March 30, 1999.

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

         Under the AOL Agreement, AOL provides each month, over the term of the Agreement, certain minimum amounts of online advertising and promotion of the services and provides all of its subscribers with access to a dedicated Company service area online. Effective January 25, 1998, the Company and AOL entered into an amendment (the "AOL Amendment") to the AOL Agreement to provide for the acceleration of some of AOL's online advertising and promotion obligations under the AOL Agreement into a special promotional period (the "Special Promotional Period") during the latter part of the first quarter of 1998, as well as to provide for offline marketing through other media, such as directed mail promotions and print and radio promotions of the services, the costs of which would be borne by the Company.

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

         Also under the AOL Agreement, the Company issued to AOL at signing two warrants to purchase shares of the Company Common Stock at a premium over the market value of such stock on the issuance date. One warrant is for 5 million shares, at an exercise price of $15.50 per share, one-half of which shares vested on October 9, 1997 when the Company's service was launched on the AOL online network in accordance with the AOL Agreement and the balance of which vested on February 22, 1998, the first anniversary of issuance. See "RECENT DEVELOPMENTS." The other warrant (the "Second Warrant") is for up to 7 million shares, at an exercise price of $14.00 per share, which vest, commencing December 31, 1997, based on the number of subscribers to the services and would vest fully if there are at least 3.5 million such subscribers at any one time. The Company also agreed to issue to AOL an additional warrant to purchase 1 million shares of the Company Common Stock, at market value at the time of issuance, upon each of the first two annual extensions by AOL of the term of the AOL Agreement, which warrants also will vest based on the number of subscribers to the services.

         Under the AOL Amendment, the Company agreed to pay to AOL an additional bonus fee for each new subscriber (up to an aggregate of 1,000,000 subscribers) to the Company's services under the AOL Agreement who subscribed during the Special Promotional Period or after this Period in response to AOL telemarketing efforts and to direct mail solicitations to AOL subscribers and who continued as a customer of the Company services for at least 30 days. Such bonus payments also would continue as to additional qualifying subscribers who subscribe in response to certain AOL telemarketing efforts. Under the AOL Amendment, the Company guaranteed, with respect to these bonus payments, that it would pay to AOL, as of April 3, 1998, an amount (the "Excess Amount") equal to $10 million reduced by the amount of bonus fees paid to AOL before such date and by an amount based on the number of shares of Company Common Stock that vested under the Second Warrant during the Special Promotional Period. Any Excess Amount would be credited against, and solely recoverable from, any bonus fees subsequently payable to AOL.

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

         Under the CompuServe Agreement, which is similar to the AOL Agreement, the Company services will include provision for online sign-up, call detail and reports and credit card payment. CompuServe will provide each month, over the term of the CompuServe Agreement, certain minimum amounts of online and offline advertising and promotion of the Company services and provide all of its subscribers with access to a dedicated Company service area online. CompuServe subscribers who sign up for the telecommunications services will be customers of the Company, as the carrier providing such services. The Company will provide marketing payments to CompuServe based on a percentage of the Company's profits from the services under the CompuServe Agreement (between 50% and 70% depending on the level of revenues from such services).

         Under the CompuServe Agreement, the Company made an initial payment of $3,500,000 as an advance against profit-sharing payments to be made to CompuServe; the Company will make an additional, non-refundable payment of $3,500,000 (the "Base Payment") on the date that the Company's services first are made generally available to substantially all of the CompuServe subscribers (but, generally, not later than November 1, 1998); and, 18 months after the date such services are first made generally available and if the CompuServe Agreement has not earlier terminated, the Company will make a further advance (the "Midterm Advance") of an amount up to $7,000,000 and based on the then number of subscribers to the CompuServe service. The CompuServe Agreement provides that the initial $3.5 million advance and the Midterm Advance will be offset and recoverable by the Company through reduction of the profit-based marketing payments to be made to CompuServe during the initial term of the CompuServe Agreement or, subject to certain monthly reductions of the amount thereof, directly by CompuServe upon certain earlier terminations of the CompuServe Agreement. The Base Payment is generally not recoverable by the Company. Under the CompuServe Agreement, the Company also agreed to pay to CompuServe a $10 fee for each new subscriber to the Company's services under the CompuServe Agreement who subscribes within the first six months after the date that the Company's services first are made generally available to substantially all of the CompuServe subscribers and who continues as a subscriber for at least 60 days, which fees also are not recoverable by the Company. Under the terms of the AOL Amendment, subscribers to the Company services under the CompuServe Agreement will be counted as subscribers for purposes of vesting under the AOL Supplemental Warrant.

         In connection with the AOL Agreement, the Company, and AOL jointly developed the online marketing and advertising for the services, and the Company and CompuServe will jointly develop the marketing and advertising under the CompuServe Agreement. The Company provides online customer service as well as inbound calling customer service to the AOL member base in connection with the services and will do so for the Compuserve member base. Customer service representatives for these services are located in the Company's Clearwater, Florida facility. The Company anticipates that it will incur expenses for the promotion of the services under the AOL Agreement and for the start-up and development of the services contemplated in the CompuServe Agreement primarily during the first half of 1998, including expenses for the continued expansion of the Clearwater operation, for software programming and for software and hardware additions to the Company's network, OBN, to expand its capacity for the traffic.

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

         The Company's partitions that resell AT&T long distance service are under a contractual obligation to the Company to comply with AT&T's guidelines on the use of the AT&T name and logo in connection with their resale of AT&T long distance service. AT&T recently announced that it intends to enforce those guidelines with renewed vigor. A partition's failure to comply with AT&T's guidelines could have an adverse effect not only on the partition but also on the Company, which might be sued by AT&T or be subject to increased rates or loss of service from AT&T.

Colleges and Universities

         In late November 1997, the Company acquired Compco, Inc., a provider of communications software for the college and university marketplace, for $15 million in cash and stock. Compco primarily licenses proprietary communications software to colleges and universities. This software assists the institution in its management of the billing, services and facilities related to its telecommunications network. In addition to the licensing of its telemanagement software, Compco also offers and provides billing services and training to such institutions. Compco's customers include approximately 100 academic institutions in the country. The Company intends to leverage the relationships Compco has with these institutions by offering bundled communications services to the college and university market.

Direct Telemarketing

         In 1996, Tel-Save began to telemarket its long distance service directly to small and medium-sized businesses and, in December 1996, acquired substantially all of the assets, and hired substantially all of the employees, of American Business Alliance, Inc. ("ABA"), a switchless reseller of long distance services and a partition of Tel-Save, which acquisition significantly increased Tel-Save's direct telemarketing capabilities. In the second quarter of 1997, Tel-Save determined to change its business practice and de-emphasize the use of direct telemarketing to solicit customers for Tel-Save as the carrier, and, in October 1997, Tel-Save decided to discontinue its internal telemarketing operations, which were primarily conducted through the ABA business that it had acquired. Both federal and state officials are tightening the rules governing the telemarketing of telecommunications services and the requirements imposed on carriers acquiring customers in that manner. See "REGULATION". Customer complaints of unauthorized conversion or "slamming" are widespread in the long distance industry and are beginning to occur with respect to newly competitive local services. While Tel-Save's discontinuance of its internal telemarketing operations should reduce its exposure to customer complaints and federal or state enforcement actions with respect to telemarketing practices, certain state officials have made inquiries with respect to the marketing of Tel-Save's services and there is the risk of enforcement actions by virtue of its prior telemarketing efforts and its ongoing support of its customer/partitions. Some direct telemarketing is being used in connection with the AOL and CompuServe Agreements.

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

         AT&T and other carriers have announced new price plans aimed at residential customers (the Company's primary target audience under the AOL Agreement) with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can be no assurance that AT&T or other carriers will not make similar offerings available to the small to medium-sized businesses that the Company also serves. Additional pricing pressure may come from a new technology, Internet telephony, which uses packet switching to transmit voice communications at a cost today apparently below that of traditional circuit-switched long distance service. While Internet telephony is not yet available in all areas, requires the dialing of additional digits, and produces sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service, and put additional downward pricing pressure on long distance rates. Although OBN makes the Company more price competitive, a reduction in long distance prices still may have a material adverse impact on the Company's profitability.

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

         The relationship between resellers and the major long distance carriers is predicated primarily upon the fact that the pricing strategies and cost structures of the major long distance carriers have resulted historically in their charging higher rates to the small to medium-sized business customer. Small to medium-sized business customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. By committing to large volumes of traffic, the reseller is guaranteeing traffic to the major long distance carrier but the major long distance carrier is relieved of the administrative burden of qualifying and servicing large numbers of medium to small accounts. The successful reseller has lower overhead costs and is able to market efficiently the long distance product, process orders, verify credit and provide customer service to large numbers of accounts.

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


         As of March 30, 1998, there were approximately 299 record holders of Common Stock.

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

                                                                          YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                   1997            1996            1995            1994             1993
                                                   ----            ----            ----            ----             ----
                                                                  (In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Sales                                            $304,768        $232,424       $180,102          $82,835          $31,940
Cost of sales                                     355,169         200,597        156,121           70,104           26,715
Gross profit (loss)                               (50,401)         31,827         23,981           12,731            5,225
Selling, general and administrative
   expenses                                        34,650          10,039          6,280            3,442            2,060

Operating income (loss)                           (85,051)         21,788         17,701            9,289            3,165
Investment and other income, net                   50,715          10,585            331               66              108

Income (loss) before income taxes                 (34,336)         32,373         18,032            9,355            3,273
Provision (benefit)  for income taxes(1)          (13,391)         12,205          7,213            3,742            1,309

Net income (loss) (1)                            $(20,945)       $ 20,168      $  10,819         $  5,613         $  1,964

Net income (loss) per share - Basic (1)          $  (0.33)       $   0.38      $    0.34         $   0.20         $   0.07

Weighted average common shares
outstanding-Basic                                  64,168          52,650         31,422           28,650           28,650

Net income (loss) per share - Diluted(1)         $  (0.33)       $   0.35      $    0.32         $   0.18         $   0.07

Weighted average common and common
   equivalent shares outstanding -Diluted          64,168          57,002         33,605           30,663           29,452

                                                                             AT DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                   1997            1996             1995            1994           1993
                                                   ----            ----             ----            ----           ----
                                                                             (In thousands)
Consolidated Balance Sheets Data:
Working capital                                  $634,788         $175,597          $38,171        $12,265        $4,502
Total assets                                      814,891          257,008           71,388         21,435         6,694
Convertible debt                                  500,000               --               --             --            --
Total stockholders' equity                        222,828          230,720           41,314         14,042         4,687


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

         Although the Company expects sales to increase by virtue of the AOL Agreement and, based on its experience to date, to have attracted approximately 1,000,000 lines to its service by June 30, 1998 as a result of its marketing campaign under the AOL Agreement in view of the intense competition in this industry, there can be no assurance that the Company will increase sales on a quarter-to-quarter or year-to-year basis.

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

         During 1997, the Company acquired most of the services purchased from AT&T for resale or use in OBN under AT&T Contract Tariff No. 5776, which was entered into in late 1996 and provides rates that are more favorable than under previous tariffs. The Company has the opportunity to terminate this AT&T tariff without termination liability effective as of April 30, 1998 and currently expects it will do so since it believes that it can replace these services at more favorable rates. While the Company is currently negotiating a new master services contract with AT&T, which would replace all of the Company's existing AT&T tariffs with what the Company expects would be lower rate tariffs, there can be no assurance that such agreement can be reached. If the Company terminates Contract Tariff No. 5776 and is unsuccessful in reaching a more favorable agreement with AT&T, it would be required to pay more to obtain these services from AT&T or negotiate an agreement with another carrier (either another large customer of AT&T or another facilities-based carrier) which may be at rates higher or lower than the Company is paying today.

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

         The Company has traditionally operated primarily as a wholesale reseller of long distance services. With the introduction of the AOL Agreement, the Company has begun to focus on a more retail-oriented business plan. As discussed above, the Company has incurred, and expects to continue to incur, significant upfront expenses for marketing under the AOL Agreement, the revenues from which may not be realized for some period of time after the expenditures. In addition, approximately 15-20% of the orders under the AOL Agreement have required special attention by the Company because of PIC freezes imposed by the regional Bell operating companies. See "ITEM 1--BUSINESS--REGULATION." As the Company focuses more on the retail market in 1998, continuing its activities under the AOL and CompuServe Agreements and venturing into other telecommunications services such as dial-around and local service, with the increased development and promotional expenses, such as special pricing and other promotion and retention devices, entailed in retail marketing and the greater time period between expenditures and resulting revenues, the Company anticipates that its 1998 revenues and income could be adversely affected.

         Gross Margin. Gross margin decreased to (16.5)% in 1997 from 13.7% in 1996. The decrease in gross margin was primarily due to the charges discussed above. Absent these charges, gross margin increased to 17.0% in 1997 from 13.7% in 1996, due to lower network costs for OBN services which were lower on a per call basis when compared to those paid to AT&T. Price competition continues to intensify for the Company's products, and this trend can be expected to continue to put downward pressure on gross margins.

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

         The Company expects selling, general and administrative expenses to continue to increase as it operates and maintains OBN and as it markets the AOL service offering. The additional selling, general and administrative expenses may be offset by the increased sales and gross profit gained as a result of the implementation of the components of the Company's strategic plan, but increased costs may have an adverse impact on results of operations, and there can be no assurances of such increased sales and profits.

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

         Provision for income taxes. The Company's effective tax rate increased to 39.0% in 1997 from the effective tax rate of 37.7% in 1996 primarily due to an anticipated higher effective state tax rate in 1997.

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

BDO Seidman, LLP

New York, New York
February 5, 1998

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                       DECEMBER 31,
                                                                        -------------------------------------------
                                                                               1997                    1996
                                                                               ----                    ----
                              ASSETS

CURRENT:
   Cash and cash equivalents                                                $316,730                $  8,023
   Marketable securities                                                     212,269                 149,237
   Accounts receivable, trade net of allowance for uncollectible
     accounts of $2,419 and $987, respectively                                44,587                  19,971
   Advances to partitions and note receivables                                26,110                  13,410
   Due from broker                                                            21,087                     867
   Prepaid AOL marketing costs - current                                      30,857                     --
   Deferred taxes - current                                                   30,916                     --
   Prepaid expenses and other current assets                                   8,495                  10,377
                                                                            --------                --------
       Total current assets                                                  691,051                 201,885
Property and equipment, net                                                   55,835                  30,097
Intangibles, net                                                              10,590                  21,102
Prepaid AOL marketing costs                                                   32,722                      --
Other assets                                                                  24,693                   3,924
                                                                            --------                --------
       Total assets                                                         $814,891                $257,008
                                                                            ========                ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable and accrued expenses:
      Trade and other                                                       $  16,858               $  19,404
      Partitions                                                                7,740                   4,398
      Interest and other                                                       10,578                   1,619
   Securities sold short                                                       21,087                     867
                                                                            ---------               ---------
       Total current liabilities                                               56,263                  26,288
Convertible debt                                                              500,000                      --
Deferred revenue                                                               35,800                      --
                                                                            ---------               ---------
       Total liabilities                                                      592,063                  26,288
                                                                            ---------               ---------
Commitments and Contingencies
Stockholders' equity
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares outstanding                                                         --                      --
   Common stock - $.01 par value, 300,000,000 shares authorized;
     67,249,635 and 62,237,998 issued, respectively                               672                     622
   Additional paid-in capital                                                 291,952                 210,616
   Retained earnings                                                            3,097                  24,042
   Treasury stock                                                             (72,893)                 (4,560)
                                                                             --------                --------
       Total stockholders' equity                                             222,828                 230,720
                                                                             --------                --------
       Total liabilities and stockholders' equity                            $814,891                $257,008
                                                                             ========                ========


          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                   1997                1996                1995
                                                                   ----                ----                ----

Sales                                                            $304,768            $232,424             $180,102
Cost of sales                                                     355,169             200,597              156,121
                                                                 --------            --------             --------
Gross profit (loss)                                               (50,401)             31,827               23,981
Selling, general and administrative expenses                       34,650              10,039                6,280
                                                                 --------            --------             --------
Operating income (loss)                                           (85,051)             21,788               17,701
Investment and other income, net                                   50,715              10,585                  331
                                                                 --------            --------             --------
Income (loss) before provision for income taxes                   (34,336)             32,373               18,032
Provision (benefit) for income taxes                              (13,391)             12,205                8,997
                                                                 --------            --------             --------
Net income (loss)                                                $(20,945)           $ 20,168             $  9,035
                                                                 ========            ========             ========
Net income (loss) per share - Basic                              $   (.33)           $    .38
                                                                 ========            ========
Weighted average common shares outstanding - Basic                 64,168              52,650
                                                                 ========            ========
Net income (loss) per share - Diluted                            $   (.33)           $    .35
                                                                 ========            ========
Weighted average common and common equivalent shares
   outstanding - Diluted                                           64,168              57,002
                                                                 =========           ========

Pro forma:
Income before provision for income taxes                                                                  $ 18,032
Pro forma provision for income taxes                                                                         7,213
                                                                                                          --------
Pro forma net income                                                                                      $ 10,819
                                                                                                          ========
Pro forma net income per share - Basic                                                                    $    .34
                                                                                                          ========
Weighted average common share outstanding - Basic                                                           31,422
                                                                                                          ========
Pro forma net income per share - Diluted                                                                  $    .32
                                                                                                          ========
Weighted average common and common equivalent shares
   outstanding - Diluted                                                                                    33,605
                                                                                                          ========


          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     COMMON STOCK             ADDITIONAL                         TREASURY STOCK
                              --------------------------      PAID-IN         RETAINED     --------------------------
                                SHARES         AMOUNT         CAPITAL         EARNINGS       SHARES          AMOUNT          TOTAL
                              -----------    -----------    -------------    -----------   -----------    ------------    ---------

Balance, January 1, 1995          9,550         $  95        $      --      $  13,947         --          $     --       $  14,042
   Net income                        --            --               --          9,035         --                --           9,035
   Cash distributions                --            --               --        (13,200)        --                --         (13,200)
   Stock redemption                  --            --               --        (11,400)        --                --         (11,400)
   Reclassification of S
     Corporation deficit             --            --           (5,492)         5,492         --                --              --
   Sale of common stock           3,450             35          42,802             --         --                --          42,837
   Three-for-two stock
     split                        6,500             65             (65)            --         --                                --
                              ---------         ------       ---------       --------      -----          --------       ---------
 Balance, December 31,
1995                             19,500            195          37,245          3,874         --                --          41,314
   Net income                        --             --              --         20,168         --                --          20,168
   Issuance of warrants
     to partitions                   --             --           1,077             --         --                --           1,077
   Sale of common stock           8,534             85         138,984             --         --                --         139,069
   Exercise of common
     stock options               1,079              11           4,927             --         --                --           4,938
   Exercise of
     warrants                    2,006              20           7,383             --         --                --           7,403
   Income tax benefit
     related to
     exercise of common             --              --          21,311             --         --                --          21,311
     stock options and
     warrants
   Acquisition of
     treasury stock                 --              --              --             --       (428)           (4,560)         (4,560)
   Two-for-one stock
     split                      31,119             311            (311)            --         --                --              --
                              --------       ---------      ----------       --------      -----          --------        --------
Balance, December 31,           62,238             622         210,616         24,042       (428)           (4,560)        230,720
1996
  Net loss                          --              --              --        (20,945)       --                  --         (20,945)
  Issuance of warrants
     to AOL                         --              --          21,200             --        --                  --          21,200
  Issuance of common
     stock for acquired business   141               1           2,217             --        --                  --           2,218
  Exercise of common
     stock warrants              2,662              27          11,977             --        --                  --          12,004
  Exercise of common
     stock options               2,209              22           9,318             --        --                  --           9,340
  Purchase of common
     stock warrants                 --              --          (4,400)            --        --                  --          (4,400)
  Issuance of common
     stock options for
     compensation                   --              --          13,372             --        --                  --          13,372
  Acquisition of                    --              --              --             --    (3,520)            (71,959)        (71,959)
     treasury stock
  Issuance of treasury
     stock for acquired business    --              --           1,999             --       340               3,626           5,625
   Income tax benefit
     related to
     exercise of common
     stock options and
     warrants                       --              --          25,653             --         --                  --          25,653
                              --------        --------       ---------       --------    -------           ---------       ---------
Balance, December 31,
1997                            67,250            $672        $291,952        $ 3,097     (3,608)           $(72,893)       $222,828
                              ========       =========       =========       ========    =======           =========       =========



          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 1997               1996              1995
                                                                 ----               ----              ----

Cash flows from operating activities:
   Net income (loss)                                          $ (20,945)         $ 20,168            $  9,035
   Adjustment to reconcile net income to net cash
     provided by operating activities:
   Unrealized loss on securities                                  1,865               179                 234
   Provision for bad debts                                        1,579                38                 (28)
   Depreciation and amortization                                  5,429             2,462               1,287
   Charge for customer acquisition costs                         11,550                --                  --
   Write-off of intangibles                                      23,032                --                  --
   Compensation charges                                          13,372                --                  --
   AOL marketing costs                                           58,185                --                  --
   Deferred credits                                                  --              (280)                 --
   Income tax benefit related to exercise of options
     and   warrants                                              25,653            21,311                  --
   (Increase) decrease in:
     Accounts receivable, trade                                 (26,048)          (1,065)              (2,996)
     Advances to partitions and note receivables                (12,700)         (20,797)              (1,700)
     Prepaid AOL marketing costs                               (100,564)
     Prepaid expenses and other current assets                  (38,259)         (10,183)               1,400
     Other assets                                               (20,769)          (3,924)                  --
   Increase (decrease) in:
     Accounts and partition payables and accrued
       expenses                                                   9,608            7,978               12,047
     Deferred revenue                                            35,800               --                   --
     Income taxes payable                                            --           (5,184)               5,184
                                                              ---------          -------             --------
        Net cash (used in) provided by operating
       activities                                               (33,212)          10,703               24,463
                                                              ---------          -------             --------
Cash flows from investing activities:
   Acquisition of intangibles                                    (9,293)          (9,800)              (1,057)
   Capital expenditures, net                                    (28,876)         (27,679)              (2,330)
   Securities sold short                                         17,700             (411)                 866
   Due from broker                                              (20,220)             233               (1,100)
   Loans to stockholder                                              --           (3,034)              (2,075)
   Repayment of stockholder loans                                    --            5,109                   --
   Purchase of marketable securities, net                       (62,377)        (149,238)                  --
                                                              ---------         --------             --------
       Net cash used in investing activities                   (103,066)        (184,820)              (5,696)
                                                              ---------         --------             --------
Cash flows from financing activities:
   Proceeds from sale of convertible subordinated notes         500,000               --                   --
   Payments to related parties                                       --               --               (1,725)
   Payment of note payable to stockholder                            --           (5,921)                (979)
   Proceeds from sale of common stock                                --          139,069               42,837
   Proceeds from exercise of options and warrants                21,344           12,341                   --
   Purchase of common stock warrants                             (4,400)              --                   --
   Acquisition of treasury stock                                (71,959)          (4,560)                  --
   Distributions to stockholders                                     --               --              (13,200)
   Stock redemption                                                  --               --               (4,500)
                                                              ---------        ---------             --------
       Net cash provided by financing activities                444,985          140,929               22,433
                                                              ---------        ---------             --------
Net increase (decrease) in cash and cash equivalents            308,707          (33,188)              41,200
Cash and cash equivalents, at beginning of period                 8,023            41,211                  11
                                                              ---------        ----------            --------
Cash and cash equivalents, at end of period                    $316,730         $   8,023            $ 41,211
                                                              =========        ==========            ========

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

         (a) Business

     Tel-Save Holdings, Inc. (the "Company"), which is incorporated in Delaware, provides long distance services throughout the United States to small and medium-sized businesses, and to increasing numbers of residential customers as a result of the Company's recent online marketing efforts. The Company's long distance service offerings include outbound service, inbound toll-free 800 service and dedicated private line services for data.

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

         (j)  Deferred revenue

         Deferred revenue is recorded for a non-refundable prepayment received in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. ("STF") and is amortized over the five year term of the agreement. This agreement is terminable by either party on thirty days notice. Termination by either party would accelerate recognition of the deferred revenue.

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

     The carrying values of accounts receivable, advances to partitions and note receivables, accounts payable and accrued expenses, and convertible debt approximate fair values.

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

         The Company recorded a one-time charge of $11.5 million as cost of sales in the quarter ended June 30, 1997, primarily as a result of the Company changing its accounting for customer acquisition costs to expense them in the period incurred versus the Company's prior treatment of capitalizing customer acquisition costs and amortizing them over a six month period.

         In October  1997,  the  Company  decided to  discontinue  its  internal telemarketing operations which were primarily conducted through American Business Alliance (which was acquired by the Company in December 1996), as part of its restructuring of its sales and marketing efforts and wrote-off, as cost of sales, approximately $23.0 million of intangible assets.

NOTE 4 -- AOL AGREEMENT

         In conjunction with the Telecommunications Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"), the Company paid AOL a total of $100 million and issued two warrants to purchase shares of the Company's stock, one warrant (the "First Warrant") to purchase, at an exercise price of $15.50 per share, up to 5,000,000 shares, which vested as to 2,500,000 shares on October 9, 1997 ("Commercial Launch Date"), when the Company's service was launched on the AOL online network, and as to 2,500,000 shares on February 22, 1998, and one warrant (the "Second Warrant") to purchase, at an exercise price of $14.00 per share, up to 7,000,000 shares, which will vest, commencing December 31, 1997, based on the number of subscribers to the Company's service and would vest fully if there are at least 3.5 million such subscribers at any one time. With respect to the Second Warrant, as vesting occurs, the fair value of the incremental vested portion of the warrant will be changed to expense in the consolidated statement of operations. As of December 31, 1997 the second warrant was vested as to approximately 120,000 shares and $1,200,000 was charged to expense in the 1997 consolidated statement of operations. The initial term of the AOL Agreement runs to June 30, 2000, and the AOL Agreement provides for annual extensions by AOL of its term thereafter.

         The $100 million cash payment, the $20.0 million value of the First Warrant and $0.6 million of agreement related costs was accounted for as follows: (i) $35.9 million was charged to expense ratably over the period from the signing of the AOL Agreement to December 31, 1997, as payment for certain exclusivity rights for that period; (ii) $13.2 million was treated as production of advertising costs and was charged to expense on October 9, 1997, the Commercial Launch Date; and (iii) $71.5 million, the balance of the cash payment and the value of the First Warrant and AOL Agreement related costs, represents the combined value of advertising and exclusivities which extend over the term of the AOL Agreement and will be recognized ratably after the Commercial Launch Date as advertising services are received. For the year ended December 31, 1997, the Company recognized $57.0 million of expense, related to items discussed above.

         The AOL Agreement also provides for marketing payments to AOL based on the "pre-tax profit" (as defined in the AOL Agreement) in each calendar quarter from the telecommunications services provided by the Company. AOL's share of the pre-tax profit will vary from 50% to 70%, depending upon the level of revenues from such services. The Company will withhold a portion of AOL's share of the pre-tax profit as a recovery of the initial $100 million cash payment. The Company is permitted to offset up to $4.3 million in each of the 10 quarters ending after December 31, 1997 and to offset 33% of AOL's share of the pre-tax profits for every quarter ending after June 30, 2002 until the entire $100 million cash payment has been recovered. AOL's share of pre-tax profits in excess of the $4.3 million and 33% will be distributed as earned.

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
                                                                     ========                =========


NOTE 6 -- INTANGIBLES

                                                                        YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                                     1997                     1996
                                                             ---------------------    ----------------------
                                                                             (In thousands)

         Goodwill                                                     $10,590                  $18,356
         Other                                                             --                    6,533
                                                                      -------                  -------
                                                                       10,590                   24,889
         Less: Accumulated amortization                                    --                    3,787
                                                                      -------                  -------
                                                                      $10,590                  $21,102
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

                                                 1997              1996             1995
                                                 ----              ----             ----
                                                (In thousands, except for per share data)

         NET INCOME:
             As reported                       $ (20,945)        $20,168          $10,819
             Pro forma                           (30,942)        $16,521          $10,436
         BASIC EARNINGS PER SHARE:
             As reported                       $    (.33)        $   .38          $   .34
             Pro forma                         $    (.48)        $   .31          $   .33
         DILUTED EARNINGS PER SHARE:
             As reported                       $    (.33)        $   .35          $   .32
             Pro forma                         $    (.48)        $   .29          $   .31



The following tables contain information on stock options for the three year period ended December 31, 1997:

                                                                      EXERCISE            WEIGHTED
                                                   OPTION            PRICE RANGE           AVERAGE
                                                    SHARES            PER SHARE        EXERCISE PRICE
                                               ----------------    ----------------    ----------------

Outstanding, December 31, 1994                     2,455,800        $   .32-$1.57              $  .48
Granted                                            1,950,000        $  4.58                    $ 4.58
                                               ----------------    ----------------    ----------------
Outstanding, December 31, 1995                     4,405,800        $   .32-$4.58              $ 2.30
Granted                                            6,736,000        $ 4.09-$12.00              $ 7.96
Exercised                                         (2,158,000)       $   .32-$5.67              $ 2.28
                                               ----------------    ----------------    ----------------
Outstanding, December 31, 1996                     8,983,800        $   .32-$12.00              $ 6.54
Granted                                            2,801,000        $  5.67-$22.06             $16.02
Exercised                                         (2,208,812)       $   .32-$12.78             $ 4.25
Cancelled                                           (690,000)       $  5.67-$13.25             $11.98
                                               ----------------    ----------------    ----------------
Outstanding, December 31, 1997                     8,885,988            .32-$22.06             $ 9.26
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
                                                         =======     =======       ======

         A reconciliation of the Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                         1997                          1996                          1995
                                                 -----------------------    ---------------------------    -------------------------
                                                                                 (In thousands)

Federal income taxes computed at the
  statutory rate                                  $(12,018)    (35.0)%       $11,331          35.0%          $6,311          35.0%
Increase (decrease):
Federal income taxes at the statutory rate
  from January 1, 1995 to September 19, 1995             -         -               -             -           (4,086)        (22.7)
Federal and state taxes resulting from cash
  to Accrual basis for tax reporting                     -         -               -             -            6,399          35.5
State income taxes less Federal benefit             (1,482)     (4.3)          1,199           3.7              373           2.1
Other                                                  109        .3            (325)         (1.0)               -              -
                                                  --------    ------         -------        ------          -------         ------
Total provision (benefit) for income taxes        $(13,391)    (39.0)%       $12,205          37.7%         $ 8,997          49.9%
                                                  ========    ======         =======        ======          =======          ====

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
                                                                 ============    ============    ==========

     Long-term deferred tax assets of $9,472,000 are included in other assets in the consolidated balance sheet at December 31, 1997.

         The Company has recorded net deferred tax assets at December 31, 1997 and 1996 primarily representing net operating loss carryforwards and other temporary differences. Management believes that no valuation allowance is required for these assets due to future reversals of existing taxable temporary differences and the exception that the Company will generate taxable income in future years.

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

(1) See Note 3.
(2) Includes $32.1 million (pre-tax) of other income associated with the break-up of a proposed merger between the Company and STF.

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
         10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

10.22 General Agreement between Tel-Save, Inc. and AT&T Corp. dated June 26, 1995 (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.23* Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.24* Tel-Save Holdings, Inc. Employee Bonus Plan (incorporated by reference to page 13 of the Company's Proxy Statement for the Company's 1996 Annual Meeting of Stockholders dated April 3, 1996).
10.25* Non-Qualified Stock Option Agreement between the Company and Daniel Borislow (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.26* Non-Qualified Stock Option Agreement between the Company and Emanuel J. DeMaio (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.27* Non-Qualified Stock Option Agreement between the Company and Mary Kennon (incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.28* Non-Qualified Stock Option Agreement between the Company and Gary W. McCulla (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.29* Non-Qualified Stock Option Agreement between the Company and Peter K. Morrison (incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.30+   Telecommunications  Marketing  Agreement  by  and  among  the  Company,
         Tel-Save, Inc. and America Online, Inc., dated February 22, 1997 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1996).
10.31++ Amendment No 1, dated as of January 25, 1998, to the Telecommunications Marketing Agreement dated as of February 22, 1997 by and among the Company, Tel-Save, Inc. and America Online, Inc.
10.32 Indenture dated as of September 9, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 333-39787)).
10.33 Registration Agreement dated as of September 3, 1997 between the Company and Salomon Brothers Inc, Deutsche Morgan Grenfell Inc., Bear, Stearns & Co. Inc., Smith Barney Inc., Robertson Stephens & Company LLC (incorporated by reference to the Company's registration statement on Form S-3 (File No. 333-39787)).
10.34 Indenture dated as of December 10, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
10.35 Registration Agreement dated as of December 10, 1997 between the Company and Smith Barney Inc. (incorporated by reference to Exhibit
         10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)


11.1     Net Income Per Share Calculation.
21.1     Subsidiaries of the Company.

23.1 Consent of BDO Seidman, LLP. (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
27 Financial Data Schedule. (incorporated by reference to Exhibit 27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

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


Date:  April 16, 1998                           TEL-SAVE HOLDINGS, INC.

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



        SIGNATURE                          TITLE                                     DATE
/s/ Daniel Borislow               Chairman of the Board
-----------------------------     of Directors, Chief Executive Officer and          April 16, 1998
    Daniel Borislow               Director (Principal Executive Officer)


/s/ Gary W. McCulla               President, Director of Sales and                   April 16, 1998
-----------------------------     Marketing and Director
    Gary W. McCulla


/s/ Emanuel J. DeMaio             Chief Operations Officer and Director              April 16, 1998
-----------------------------
    Emanuel J. DeMaio


/s/ George P. Farley              Chief Financial Officer and Director               April 16, 1998
-----------------------------     (Principal Financial Officer)
    George P. Farley


/s/ Kevin R. Kelly                Controller (Principal Accounting Officer)          April 16, 1998
-----------------------------
    Kevin R. Kelly


/s/ Harold First                  Director                                           April 16, 1998
-----------------------------
    Harold First


/s/ Ronald R. Thoma               Director                                           April 16, 1998
-----------------------------
    Ronald R. Thoma
