Form 10-K/A
period 1997-12-31
TEL SAVE HOLDINGS INC
filed 1998-04-30
CIK 948545

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRAR

DIRECTORS

         The following sets forth certain biographical information, present occupation and business experience for the past five years for each of the nominees for election as directors and the continuing Class II and Class III directors.

CLASS I:  NOMINEES WHOSE TERMS WILL EXPIRE IN 2001

         DANIEL BORISLOW, AGE 36. Mr. Borislow founded the Company and has served as a director and as Chairman and Chief Executive Officer of the Company since its inception in 1989. Prior to founding the Company, Mr. Borislow formed and managed a cable construction company.

         RONALD R. THOMA, AGE 63. Mr. Thoma currently serves as Executive Vice President of Crown Cork and Seal Company, Inc. where he has been employed since 1955. Mr. Thoma has served as a director of the Company since 1995.

CLASS II:  INCUMBENTS WHOSE TERMS WILL EXPIRE IN 2000

         GEORGE FARLEY, AGE 59. Mr. Farley became Chief Financial Officer and Treasurer of the Company effective October 29, 1997. Mr. Farley is formerly Group Vice President of Finance/Chief Financial Officer of Twin County, a food distribution company. Prior to joining Twin County in September 1995, Mr. Farley was a partner of BDO Seidman, LLP, where he had served as a partner since 1974.

         GARY W. MCCULLA, AGE 38. Mr. McCulla joined the Company in March 1994 and currently serves as President and Director of Sales and Marketing. In 1991, Mr. McCulla founded GNC and was its President. Until March 1994, GNC was a privately-held independent marketing company and one of the Company's partitions. At that time, the Company acquired certain assets of GNC.

CLASS III:  INCUMBENTS WHOSE TERMS WILL EXPIRE IN 1999

         EMANUEL J. DEMAIO, AGE 39. Mr. DeMaio joined the Company in February 1992 and currently serves as Chief Operations Officer. Prior to joining the Company, from 1981 through 1992, Mr. DeMaio held various technical and managerial positions with AT&T.

         HAROLD FIRST, AGE 61. Mr. First is a certified public accountant and currently is a financial consultant. Mr. First served as Chief Financial Officer of Icahn Holdings Company and related entities from December 1990 through December 1992. Mr. First serves as a director of Cadus Pharmaceutical Company, Marvel Entertainment Group, Inc., Panaco, Inc. and Toy Biz, Inc. Mr. First has served as a director of the Company since 1995.

EXECUTIVE OFFICERS

         Information with respect to executive officers of Company is presented following Item 4 of this report.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth information for the fiscal years ended December 31, 1997, 1996 and 1995 as to the compensation paid by the Company to the Chief Executive Officer for services rendered and the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE


                                                                                                          Long Term
Name and Principal Position                                            Annual Compensation              Compensation
---------------------------                                           ---------------------             ------------
                                                                                                         Securities
                                                                                                         Underlying
                                                                                                         Options/SARs
                                                                                                            (#)(2)
                                                                                                            ------
                                                          Year        Salary(1)     Bonus(1)
                                                          ----        ---------     --------
DANIEL BORISLOW, Chairman and Chief Executive Officer     1997        $325,000       $500,000                750,000
                                                          1996        $325,000       $500,000                     --
                                                          1995        $300,000       $  5,769                     --

GARY W. MCCULLA, President and Director of Sales and      1997        $300,000       $500,000(3)                  --
Marketing                                                 1996        $300,000       $350,000                 900,000
                                                          1995        $240,000       $304,615                 199,200

EMMANUEL J. DEMAIO, Chief Operations Officer              1997        $175,000       $225,000(3)                  --
                                                          1996        $165,000       $150,000                 270,000
                                                          1995        $130,000       $152,500                 199,200

EDWARD B. MEYERCORD, III(4) Executive Vice President -    1997        $210,000       $150,000                     --
Marketing and Corporate Development                       1996        $ 52,000       $400,000                 800,000

MARY KENNON, Director of Customer Care and Human
Resources                                                 1997        $125,000       $200,000(3)                   --
                                                          1996        $125,000       $ 25,000                  30,000
                                                          1995        $100,000       $ 10,000                  49,800

-----------------------------------

(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table.

(2) As adjusted to reflect a two-for-one stock split in the form of a stock dividend effective as of January 31, 1997.

(3)     Value of bonus in Company Common Stock at the then current market value.

(4) Mr. Meyercord was hired by Tel-Save effective as of September 5, 1996. In connection therewith, Mr. Meyercord was paid $400,000 and was granted an option to purchase 800,000 shares of Tel-Save Common Stock.

STOCK OPTION GRANTS

         The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1997 to the Named Executives.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                                -----------------


                                                                                               Potential Realizable
                                         Percent of                                              Value at Assumed
                                            Total                                              Annual Rates of Stock
                     Number of            Options/                                             Price Appreciation for
                    Securities              SARs                                                 Option Term(2)
                    Underlying           Granted to         Exercise Price
                    Options/SARs         Employees           per Share          Expiration     ----------------------
Name                Granted (1)           in 1997            ($ share)          Date            5%($)           10%($)
----                -----------           -------            ---------          ----            -----           ------
Daniel Borislow(3)    750,000              27.4%              $17.50         12/31/2000       $2,068,828      $4,344,375





-----------------------------------

(1) Options generally are not vested until 12 months after the date of original grant and expire six months to two years from the date of vesting.

(2) Disclosures of the 5% and 10% assumed annual compound rates of stock appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future common stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

(3)     Such options  have been granted  subject to  stockholder  approval.

   The following table sets forth information concerning the 1997 year-end value of unexercised in-the-money options held by each of the Named Executives.


      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES



                                                              Number of Securities          Value of Unexercised
                                                                   Underlying                  In-the-Money
                                                                   Unexercised               Options/SARs at
                              Shares Acquired  Value               Options/SARs             Fiscal Year-End($)(1)
                              on Exercise      Realized ($)   at Fiscal Year-End(#)
                              -----------------------------------------------------------------------------------
                                                                   Exercisable/                   Exercisable/
Name                                                             Unexercisable                   Unexercisable
-----------------------------------------------------------------------------------------------------------------

Daniel Borislow                      --               --       300,000/750,000               $5,866,500/$ 1,781,250
Gary W. McCulla                 159,200       $3,321,371       223,900/900,000               $3,523,104/$13,765,500
Emanuel J. DeMaio               218,922       $4,852,870       278,178/270,000               $4,591,179/$ 4,129,650
Edward B. Meyercord, III             --               --       800,000/0                     $6,996,000/0
Mary Kennon                      49,800       $  876,231        30,000/0                     $  473,850/0

(1) Based on a year-end fair market value of the underlying securities equal to $19 7/8.


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

         Gary W. McCulla is a party to a three-year employment agreement with the Company that expires on April 1, 1999. Under the contract, Mr. McCulla is entitled to a minimum annual base salary of $300,000 for each year.

         Emanuel J. DeMaio is a party to a three-year employment agreement with the Company that expires April 1, 1999. Under the contract, Mr. DeMaio is entitled to a minimum annual base salary of $165,000 for the first year, $175,000 for the second year and $185,000 for the third year.

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

COMPENSATION OF DIRECTORS

         In 1997, the Company paid non-employee directors an annual retainer of $20,000. In December, 1997, the Company's employee directors approved the grant to each non-employee director of an option to purchase 30,000 shares of Common Stock and an annual retainer for such directors of $10,000. The Company's employee directors may, from time to time in the future, grant options to non-employee directors. Non-employee directors also are reimbursed for reasonable expenses incurred in connection with attendance at Board meetings or meetings of committees thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Daniel Borislow, the Chief Executive Officer of the Company, served on the Compensation Committee in 1997. However, Mr. Borislow's compensation was determined by the non-employee director members of the Compensation Committee, subject to the terms of Mr. Borislow's employment agreement. See "Employment Contracts." In March 1998 the Board of Directors elected a new Compensation Committee, consisting of Messrs. First and Thoma, the outside directors of the Company.

CERTAIN TRANSACTIONS

         The non-employee members of the Compensation Committee agreed to grant Mr. Borislow as of December 18, 1997 options to purchase 750,000 shares of Common Stock at an exercise price equal to $17.50, the then market price per share of Common Stock.

         At December 31, 1997, Mr. Borislow had an outstanding loan from the Company of $4,237,000 at 9% interest, which was repaid during the first quarter of 1998.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 30, 1998 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named below and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.


                                                            Number of
                                                              Shares                  Percent of Shares
                                                            Beneficially              Beneficially Owned
Name of Beneficial Owner or Identity of Group                Owned(1)
---------------------------------------------                --------                 ------------------

Daniel Borislow                                             24,820,526 (2)(3)(4)(5)            38.6%
Putnam Investments, Inc.(6)                                  8,045,342                         12.5%
         One Post Office Square
         Boston, Massachusetts  02109
Paul Rosenberg                                               7,440,000 (2)                     11.5%
         4068 Boc Aire Boulevard
         Boca Raton, Florida  33487
Massachusetts Financial Services Company(7)                  7,813,349                         12.1%
         500 Boylston Street
         Boston, Massachusetts  02116
FMR Corp.(8)                                                 8,218,342                         12.7%
         82 Devonshire Street
         Boston, Massachusetts  02109
Gary W. McCulla                                                702,471 (4)                      1.1%
Emanuel J. DeMaio                                              426,035 (4)                       *
Edward B. Meyercord, III                                       800,000 (4)                       *
George Farley                                                1,400,286 (5)                      1.9%
Mary Kennon                                                     41,429
Harold First                                                    56,070                           *
Ronald R. Thoma                                                 70,000                           *
All directors and executive officers as a group
     (10 persons)(4)                                        27,376,114                         42.4%

*Less than 1%.

------------------------

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. The number of shares of Common Stock reported herein have been adjusted to reflect a two-for-one stock split effective as of January 31, 1997.

(2) Includes 7,440,000 shares of Common Stock owned of record by entities controlled by Mr. Rosenberg for which Mr. Borislow has the right to vote pursuant to a voting trust agreement and 881,526 shares of Common Stock owned by current or former partitions of the Company for which Mr. Borislow has the right to vote pursuant to voting trust agreements.

(3) Does not include 750,000 shares of Common Stock that could be acquired upon exercise of options granted to Mr. Borislow, which grant is subject to the approval of the Company's stockholders at the Annual Meeting.

(4) Includes shares of Common Stock that may be acquired upon the exercise of stock options within 60 days of April 30, 1998 in the following amounts: Mr. McCulla, 673,900 shares; Mr. DeMaio, 413,178 shares; Mr. Meyercord, 800,000 shares; Ms. Kennon, 30,000 shares; and all directors and officers as a group, 2,105,188 shares. See also note (8) below.

(5) Includes 1,200,000 shares held by the Daniel Borislow Charitable Foundation, of which Messrs. Borislow and Farley and Mrs. Michelle Borislow, spouse of Mr. Borislow, are directors.

(6) Based on information provided to the Company, Putnam Investments, Inc., together with certain affiliates, reports beneficial ownership of 8,045,342 shares as of March 11, 1997.

(7) Massachusetts Financial Services Company ("MFS"), an investment adviser, filed an amendment to a Schedule 13G with the Commission on February 12, 1998 (The "MFS 13G"), in which it reported beneficial ownership of 7,813,349 shares, 6,263,400 of which are also beneficially owned by MFS Series Trust II-MFS Emerging Growth Fund, an investment company, and 1,549,949 of which are also owned by certain non-reporting entities as well as MFS. The foregoing information is derived from the MFS 13G.

(8) FMR Corp. and Fidelity International Limited (collectively, "Fidelity") filed Amendments No. 3 to Schedules 13D with the Commission on September 11, 1997 (the "Fidelity 13Ds") in which they and certain affiliates reported beneficial ownership of a total of 8,218,342 shares. The foregoing information is derived from the Fidelity 13Ds.

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and certain officers and persons who are the beneficial owners of more than 10 percent of the Common Stock are required to report their ownership of the Common Stock, options and certain related securities and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to report in this proxy statement any failure to file by such dates in 1997. The Company believes that all of the required filings have been made in a timely manner. In making this statement, the Company has relied on copies of the reporting forms received by it.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         See "Compensation Committee Interlocks and Insider Participation" under
Item 11 hereto.

EXHIBITS:

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

2.1      Plan of  Reorganization  between and among Tel-Save  Holdings,  Inc., a
         Delaware  corporation,  Tel-Save,  Inc.,  a  Pennsylvania  corporation,
         Daniel Borislow and Paul Rosenberg,  and Exhibits Thereto (incorporated by reference to Exhibit 2.1 to the Company's  registration statement on
         Form S-1 (File No. 33-94940)).
3.1      Amended and Restated  Certificate of Incorporation  of the Company,  as
         amended  (incorporated  by  reference  to Exhibit 3.1 to the  Company's registration statement on Form S-4 (File No. 333-38943)).
3.2      Bylaws of the Company  (incorporated by reference to Exhibit 3.2 to the
         Company's registration statement on Form S-1 (File No. 33-94940)).
9.1      Voting Trust  Agreement  between  Daniel  Borislow  and Paul  Rosenberg
         (included as part of Exhibit 2.1).
10.1 *   Employment  Agreement  between  the  Company  and Daniel  Borislow  and related  Agreement  (incorporated  by  reference to Exhibit 10.1 to the
         Company's registration statement on Form S-1 (File No. 33-94940)).
10.2 *   Employment   Agreement  between  the  Company  and  Emanuel  J.  DeMaio
         (incorporated   by  reference   to  Exhibit   10.2  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).
10.3 *   Employment   Agreement   between  the  Company  and  Gary  W.   McCulla
         (incorporated   by  reference   to  Exhibit   10.3  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).
10.4 *   Employment   Agreement   between  the  Company  and  George  P.  Farley
         (incorporated  by  reference to Exhibit 10 to the  Company's  report on
         Form 10-Q for the Quarter ended September 30, 1997).
10.5 *   Employment  Agreement  between  the Company  and  Aloysius T. Lawn,  IV
         (incorporated   by  reference   to  Exhibit   10.5  to  the   Company's
         registration statement on Form S-1 (File No. 333-2738)).
10.6 *   Employment  Agreement between the Company and Edward B. Meyercord,  III
         (incorporated  by  reference to Exhibit  10.6 to the  Company's  Annual
         Report on Form 10-K for the year ended December 31, 1996).
10.7     Indemnification  Agreement  between  the  Company  and Daniel  Borislow
         (incorporated   by  reference   to  Exhibit   10.4  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).
10.8     Indemnification  Agreement  between  the  Company and Emanuel J. DeMaio
         (incorporated   by  reference   to  Exhibit   10.5  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).
10.9     Indemnification  Agreement  between  the  Company  and Gary W.  McCulla
         (incorporated   by  reference   to  Exhibit   10.6  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).
10.10    Indemnification  Agreement  between  the  Company  and Joseph M. Morena
         (incorporated   by  reference   to  Exhibit   10.7  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).
10.11    Indemnification  Agreement  between the  Company and Peter K.  Morrison
         (incorporated   by  reference   to  Exhibit   10.8  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).
10.12    Indemnification  Agreement  between  the  Company  and  Kevin R.  Kelly
         (incorporated   by  reference   to  Exhibit   10.9  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).
10.13    Indemnification  Agreement between the Company and Aloysius T. Lawn, IV
         (incorporated  by reference to Exhibit  10.12 to the  Company's  Annual
         Report on Form 10-K for the fiscal year ended December 31, 1995).
10.14    Indemnification  Agreement between the Company and Edward B. Meyercord,
         III (incorporated by reference to Exhibit 10.14 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1996).
10.15    Agreement  dated as of March 15,  1994  between  the Company and Global
         Network  Communications  (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.16    AT&T  Contract  Tariff No. 516  (incorporated  by  reference to Exhibit
         10.11 to the  Company's  registration  statement  on Form S-1 (File No.
         33-94940)).
10.17    AT&T  Contract  Tariff No. 1715  (incorporated  by reference to Exhibit
         10.15 to the  Company's  registration  statement  on Form S-1 (File No.
         333-2738)).
10.18    AT&T  Contract  Tariff No. 2039  (incorporated  by reference to Exhibit
         10.16 to the  Company's  registration  statement  on Form S-1 (File No.
         333-2738)).
10.19    AT&T  Contract  Tariff No. 2432  (incorporated  by reference to Exhibit
         10.17 to the  Company's  registration  statement  on Form S-1 (File No.
         333-2738)).
10.20    AT&T  Contract  Tariff No. 3628  (incorporated  by reference to Exhibit
         10.18 to the  Company's  registration  statement  on Form S-1 (File No.
         333-2738)).
10.21    AT&T  Contract  Tariff No. 5776  (incorporated  by reference to Exhibit
         10.21 to the  Company's  Annual  Report on Form 10-K for the year ended
         December 31, 1996).

EXHIBIT:
NUMBER                             DESCRIPTION
------                             -----------

10.22    General Agreement between Tel-Save,  Inc. and AT&T Corp. dated June 26,
         1995  (incorporated  by  reference  to Exhibit  10.14 to the  Company's registration statement on Form S-1 (File No. 33-94940)).
10.23*   Tel-Save  Holdings,  Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's  registration  statement on Form S-1 (File No. 33-94940)).
10.24*   Tel-Save Holdings,  Inc. Employee Bonus Plan (incorporated by reference to page 13 of the Company's  Proxy  Statement  for the  Company's  1996
         Annual Meeting of Stockholders dated April 3, 1996).
10.25*   Non-Qualified  Stock  Option  Agreement  between the Company and Daniel
         Borislow  (incorporated  by reference to Exhibit 10.17 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.26*   Non-Qualified Stock Option Agreement between the Company and Emanuel J.
         DeMaio  (incorporated  by reference to Exhibit  10.18 to the  Company's registration statement on Form S-1 (File No. 33-94940)).
10.27*   Non-Qualified  Stock  Option  Agreement  between  the  Company and Mary
         Kennon  (incorporated  by reference to Exhibit  10.19 to the  Company's registration statement on Form S-1 (File No. 33-94940)).
10.28*   Non-Qualified  Stock Option  Agreement  between the Company and Gary W.
         McCulla  (incorporated  by reference to Exhibit  10.20 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.29*   Non-Qualified  Stock Option Agreement  between the Company and Peter K.
         Morrison  (incorporated  by reference to Exhibit 10.22 to the Company's registration statement on Form S-1 (File No. 33-94940)).
10.30+   Telecommunications  Marketing  Agreement  by  and  among  the  Company,
         Tel-Save,  Inc.  and America  Online,  Inc.,  dated  February  22, 1997
         (incorporated  by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1996).
10.31++  Amendment No 1, dated as of January 25, 1998, to the Telecommunications
         Marketing  Agreement  dated as of  February  22,  1997 by and among the
         Company,  Tel-Save,  Inc. and America  Online,  Inc.  (incorporated  by reference  to  Exhibit  10.31 to the  Company's  Form 10-K for the year ended December 31, 1997)
10.32    Indenture  dated as of  September 9, 1997 between the Company and First
         Trust of New York,  N.A.  (incorporated  by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 333-39787)).
10.33    Registration  Agreement  dated as of  September  3,  1997  between  the
         Company and Salomon Brothers Inc,  Deutsche Morgan Grenfell Inc., Bear,
         Stearns & Co. Inc., Smith Barney Inc., Robertson Stephens & Company LLC
         (incorporated by reference to the Company's  registration  statement on
         Form S-3 (File No. 333-39787)).
10.34    Indenture  dated as of December  10, 1997 between the Company and First
         Trust of New York, N.A. .  (incorporated  by reference to Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1997)
10.35    Registration  Agreement  dated as of  December  10,  1997  between  the
         Company and Smith Barney Inc. .  (incorporated  by reference to Exhibit
         10.35 to the Company's Form 10-K for the year ended December 31, 1997)
11.1     Net Income Per Share Calculation. (incorporated by reference to Exhibit
         11.1 to the Company's Form 10-K for the year ended December 31, 1997)
21.1     Subsidiaries of the Company. (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 1997)
23.1     Consent of BDO Seidman, LLP. (incorporated by reference to Exhibit 23.1 to the Company's Form 10-K for the year ended December 31, 1997)
27       Financial Data Schedule.  . (incorporated by reference to Exhibit 27 to the Company's Form 10-K for the year ended December 31, 1997)

---------------

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

Date:  April 30, 1998                     TEL-SAVE HOLDINGS, INC.

                                          By:  /s/ Daniel Borislow
                                               -------------------------------
                                               Daniel Borislow
                                               Chairman of the Board of
                                               Directors, Chief Executive
                                               Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                      DATE
/s/ Daniel Borislow                     Chairman of the Board                           April 30, 1998
    ------------------------            of Directors, Chief Executive Officer and
    Daniel Borislow                     Director (Principal Executive Officer)

/s/ Gary W. McCulla                     President, Director of Sales and                April 30, 1998
    ------------------------            Marketing and Director
    Gary W. McCulla

/s/ Emanuel J. DeMaio                   Chief Operations Officer and Director           April 30, 1998
    ------------------------
    Emanuel J. DeMaio

/s/ George P. Farley                    Chief Financial Officer and Director            April 30, 1998
    ------------------------            (Principal Financial Officer)
    George P. Farley

/s/ Kevin R. Kelly                      Controller (Principal Accounting Officer)       April 30, 1998
    ------------------------
    Kevin R. Kelly

/s/ Harold First                        Director                                        April 30, 1998
    ------------------------
    Harold First

/s/ Ronald R. Thoma                     Director                                        April 30, 1998
    ------------------------
    Ronald R. Thoma