Form 10-Q
period 1998-03-31
TEL SAVE HOLDINGS INC
filed 1998-05-15
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _____

COMMISSION FILE NUMBER 0-26728

                             TEL-SAVE HOLDINGS, INC.
                -----------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
          ------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   23-2827736
                    ------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                       6805 ROUTE 202, NEW HOPE, PA 18938
               -------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES - ZIP CODE)

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

                                    YES___ NO

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $.01 PAR VALUE, 64,535,012 SHARES OUTSTANDING AS OF MAY 12, 1998.

                             TEL-SAVE HOLDINGS, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998

                                TABLE OF CONTENTS

PART I   -  FINANCIAL INFORMATION
                                                                                Page
                                                                                ----
            Item 1.  Financial Statements
                     Consolidated Balance Sheets as of March 31, 1998
                       and December 31, 1997                                      3

                     Consolidated Statements of Operations for the three
                       months ended March 31, 1998 and 1997                       4

                     Consolidated Statement of Stockholders' Equity for
                       the three months ended March 31, 1998                      5

                     Consolidated Statements of Cash Flows for the three
                       months ended March 31, 1998 and 1997                       6

                     Notes to Consolidated Financial Statements                   7

            Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                8

PART II  -  OTHER INFORMATION

            Items 1-6                                                            13

            Signatures                                                           14

PART I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                            MARCH 31,              DECEMBER 31,
                                                                               1998                    1997
-------------------------------------------------------------------------------------------------------------------
ASSETS:
CURRENT:
   Cash and cash equivalents                                                   $  27,107               $316,730
   Marketable securities                                                         593,501                212,269
   Accounts receivable, trade net of allowance for uncollectible                  54,883                 44,587
     accounts of $2,165 and $2,419, respectively
   Advances to partitions and notes receivable                                    31,665                 26,110
   Due from broker                                                                27,145                 21,087
   Prepaid AOL marketing costs                                                    38,644                 30,857
   Deferred taxes                                                                 60,896                 30,916
   Prepaid expenses and other current assets                                      37,553                  8,495
-------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                      871,394                691,051
Property and equipment, net                                                       57,672                 55,835
Intangibles, net                                                                  10,694                 10,590
Prepaid AOL marketing costs                                                            -                 32,722
Other assets                                                                      34,306                 24,693
-------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                             $974,066               $814,891
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Margin account indebtedness                                                  $161,967               $      -
   Accounts payable and accrued expenses:
      Trade and other                                                             30,644                 16,858
      Partitions                                                                   6,493                  7,740
      Interest and other accruals                                                 12,302                 10,578
   Securities sold short, at cost to purchase                                     27,145                 21,087
-------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                 238,551                 56,263
Convertible debt                                                                 500,000                500,000
Deferred revenue                                                                  33,950                 35,800
Other liabilities                                                                  3,152                      -
-------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                         775,653                592,063
-------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares authorized;                       -                      -
     no shares outstanding
   Common stock - $.01 par value, 300,000,000 shares authorized;                     672                    672
     67,249,635 issued
   Additional paid-in capital                                                    286,805                291,952
   Retained earnings (defecit)                                                   (38,698)                 3,097
   Unrealized loss on marketable securities                                       (1,443)                     -
   Treasury stock                                                                (48,923)               (72,893)
-------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                198,413                222,828
-------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $974,066               $814,891
===================================================================================================================
                                                      See accompanying  notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                     ------------------------------------
                                                                                          1998                1997
-------------------------------------------------------------------------------------------------------------------------
SALES                                                                                   $  91,146            $71,160

COST OF SALES                                                                              76,580             58,194
-------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                               14,566             12,966

GENERAL AND ADMINISTRATIVE EXPENSES                                                         9,628              3,293

PROMOTIONAL, MARKETING AND ADVERTISING EXPENSES - AOL RELATED                              47,322              3,591

RESEARCH AND DEVELOPMENT COSTS                                                             21,318                  -
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                                   (63,702)             6,082

INVESTMENT AND OTHER INCOME (LOSS), NET                                                   ( 4,814)             2,819
-------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                           (68,516)             8,901

PROVISION (BENEFIT) FOR INCOME TAXES                                                      (26,721)             3,471
-------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                        $(41,795)           $ 5,430
=========================================================================================================================

NET INCOME (LOSS) PER SHARE - BASIC                                                      $   (.65)           $   .09
=========================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                         64,153             62,429
=========================================================================================================================

NET INCOME (LOSS) PER SHARE - DILUTED                                                    $   (.65)           $   .08
=========================================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING - DILUTED                 64,153             65,839
=========================================================================================================================
                                                              See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            UNREALIZED
                        COMMON STOCK             ADDITIONAL                   LOSS ON             TREASURY STOCK
                 --------------------------       PAID-IN        RETAINED   MARKETABLE     ---------------------------
                   SHARES         AMOUNT          CAPITAL        EARNINGS   SECURITIES         SHARES         AMOUNT       TOTAL
                 -----------    -----------    -------------    ----------  -----------    ------------   ------------   ----------
Balance,
January 1, 1998     67,250        $672         $291,952        $  3,097     $      --         (3,608)       $(72,893)     $222,828
  Net loss              --          --               --         (41,795)           --             --              --       (41,795)
  Vesting  of
      AOL warrants      --          --           10,905              --            --             --              --        10,905
  Exercise of
      common
      stock
      options
      and warrants      --          --          (24,237)             --            --          1,528          30,864         6,627
  Purchase of
      treasury
      shares            --          --               --              --            --           (381)         (8,850)       (8,850)
  Common stock
      issued
      for
      compensation      --          --          (   257)             --            --             97           1,956         1,699
  Unrealized
      loss on
      marketable
      securities        --          --               --              --        (1,443)            --              --        (1,443)

   Income tax
     benefit
     related
     to
     exercise
     of common
     stock
     options
     and
     warrants           --          --            8,442              --                           --             --          8,442
------------------------------------------------------------------------------------------------------------------------------------
Balance, March      67,250        $672         $286,805        $(38,698)      $(1,443)        (2,364)      $(48,923)      $198,413
31, 1998
====================================================================================================================================
                                                                      See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                  ---------------------------------
                                                                                      1998               1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                               $ (41,795)       $     5,430
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Unrealized loss on securities                                                       4,739                220
   Provision for bad debts                                                              (230)               775
   Depreciation and amortization                                                       1,369              1,024
   Vested AOL warrants and amortization of prepaid AOL marketing costs                35,839              3,591
   Purchased research and development                                                 21,034                --
   Deferred revenue                                                                   (1,850)               --
   Income tax benefit related to exercise of options and warrants                      8,443              4,097
   (Increase) decrease in:
     Accounts receivable, trade                                                      (10,042)           (11,562)
     Advances to partitions and note receivables                                      (5,554)            (1,821)
     Prepaid expenses and other current assets                                       (58,115)            (6,292)
     Prepaid AOL marketing costs                                                          --           (100,564)
     Other assets                                                                        387                789
   Increase (decrease) in:
     Accounts and partition payables and accrued expenses                             14,762             (1,723)
     -------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                         (31,013)          (106,036)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of intangibles                                                           (285)            (3,759)
   Acquisition of Symetrics Industries, Inc.                                         (26,707)               --
   Capital expenditures                                                               (3,026)            (5,701)
   Securities sold short                                                                (260)              (867)
   Due from broker                                                                    (6,058)               867
   Sale (purchase) of securities, net                                               (382,018)           124,559
-------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities                          (418,354)           115,099
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from margin account indebtedness                                         161,967                 --
   Proceeds from exercise of options and warrants                                      6,627              3,033
   Purchase of common stock warrants                                                      --             (4,400)
   Acquisition of treasury stock                                                      (8,850)
-------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                           159,744             (1,367)
-------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                (289,623)             7,696
Cash and cash equivalents, at beginning of period                                    316,730              8,023
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                         $ 27,107          $  15,719
===================================================================================================================
                                                         See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basic Presentation           The consolidated financial statements include
                                   the accounts of Tel-Save  Holdings,  Inc. and
                                   its wholly-owned subsidiaries,  and have been
                                   prepared as if the entities had operated as a
                                   single   consolidated   group   since   their
                                   respective   dates  of   incorporation.   All
                                   intercompany balances and transactions have been eliminated.

                                   The consolidated financial statements and related notes thereto as of March 31, 1998 and for the three ended March 31, 1998 and 1997 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1997 was derived from the audited financial statements included in the Company's Form 10-K, as amended. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future periods.

                                   Certain reclassifications of prior period's data have been made to conform to the current period's presentation. The promotion, advertising and marketing expenses related to the Company's Telecommunications Marketing Agreement ("AOL Agreement") with America Online, Inc. ("AOL") have been reclassified from cost of sales to promotional, marketing and advertising expenses in the statement of operations for the three months ended March 31, 1997, in order to conform to the current period's presentation.

2.  Acquisition of
    Symetrics Industries, Inc.     In January, 1998, the Company acquired all of
                                   the    outstanding    stock   of    Symetrics
                                   Industries,  Inc., a manufacturer  of digital
                                   telephone  switching  equipment  and  systems
                                   (the  "Telephone  Business")  and  electronic
                                   equipment for the U.S.  Department of Defense
                                   (the "Defense  Business")  for $26.8 million.
                                   The Company is in the  process of  completing
                                   the  sale  of  the   Defense   Business   for
                                   approximately $10 million (including assumed liabilities) following the acquisition. The transaction has been accounted for under the purchase method.

                                   The Company's purpose for purchasing Symetrics was to obtain the technology for the digital switch manufactured by the Telephone Business. The Company believes that the digital switch requires substantial development in order to provide state of the art features which would make the digital switch attractive for use by local telephone companies operating in smaller cities and rural areas and competitive local exchange carriers operating in metropolitan areas. The Company plans to use the digital switch in its own operations as a competitive local exchange carrier and in its planned entry into the college and university telecommunication business. The net purchase price of $18.6 million exceeded the book deficit of the Telephone Business by approximately $22.8 million. The majority of this excess has been recorded by the Company as purchased research and development and included in research and development expense in the first quarter of 1998. The Company is still in the process of valuing the purchased research and development and the $21 million is its current estimate. The operations of the Telephone Business, which resulted in a loss in 1997 and 1996, are not material.

3. Comprehensive Income            As of January 1, 1998,  the  Company  adopted
                                   Statement of Financial  Accounting  Standards
                                   No.  130,  Reporting   Comprehensive   Income
                                   ("SFAS 130").  The adoption of this Statement
                                   had no impact on the  Company's net income or
                                   stockholders'  equity. SFAS 130 requires that
                                   all  components of  comprehensive  income and
                                   total comprehensive income be reported on one
                                   of the following: a statement  of income  and
                                   comprehensive   income,    a   statement   of
                                   comprehensive   income  or  a  statement   of
                                   stockholders' equity. Comprehensive income is
                                   comprised  of net income  and all  changes to
                                   stockholders'  equity,  except  those  due to
                                   investments  by  owners  (changes  in paid in
                                   capital)   and    distributions   to   owners
                                   (dividends). For interim reporting  purposes,
                                   SFAS  130  requires   disclosure    of  total
                                   comprehensive income.

Comprehensive income (loss) and its components consist of the following:

                                                    For the Three Months Ended
                                                             March 31,
                                                      1998                1997
                                                  ----------          ----------
Net income (loss)                                 $  (41,795)         $    5,430

     Other comprehensive income (loss), net of tax:
     Unrealized loss on marketable securities
       available for sale                             (1,445)                  -
                                                  ----------          ----------
Comprehensive income (loss)                       $  (43,238)         $    5,430
                                                  ==========          ==========

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of sales:

                                                                         Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                       1998                1997
                                                                       ----                ----
Sales                                                                  100.0%             100.0%
Cost of sales                                                           84.0               81.8
                                                                       -----              -----
Gross profit                                                            16.0               18.2
Selling, general and administrative expenses                            10.6                4.6
Promotional, marketing and advertising expenses - AOL related           51.9                5.0
Research and development costs                                          23.4                  -
                                                                       -----              -----
Operating income (loss)                                                (69.9)               8.6
Investment and other income (loss), net                                 (5.3)               3.9
                                                                       -----              -----
Income (loss) before income taxes                                      (75.2)              12.5
Provision (benefit) for income taxes                                   (29.3)               4.9
                                                                      ------              -----
Net income (loss)                                                      (45.9)%              7.6%
                                                                      ======              =====

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Sales. Sales increased by 28.1% to $91.1 million in the first quarter of 1998 from $71.2 million in the first quarter of 1997. The increase in sales related primarily to the Company's marketing campaign under the AOL Agreement.


         Although the Company expects sales to increase by virtue of the AOL Agreement, in view of the intense competition in this industry, there can be no assurance that the Company will increase sales on a quarter-to-quarter or year-to-year basis. In addition, the Company's sales under the AOL Agreement have continued to be adversely affected by the PIC freezes imposed by the regional Bell operating companies.

         Cost of Sales. Cost of sales increased by 31.6% to $76.6 million in the first quarter of 1998 from $58.2 million in the first quarter of 1997 primarily as a result of increased sales.

         Prior to 1997, network usage costs consisted solely of "bundled" charges from AT&T. Beginning in 1997, the Company also incurred "unbundled" charges, including local access fees, associated with the operation of OBN. Both "bundled" and "unbundled" charges are directly related to calls made by the Company's end users.

         Until April 30, 1998, the Company acquired most of the services purchased from AT&T for resale or use in OBN pursuant to AT&T Contract Tariff No. 5776. The Company has signed a new three-year contract with AT&T that supersedes Contract Tariff No. 5776 and provides a wide variety of services supporting the Company's nationwide telecommunications network and resale operations. The contract included a new offering that the Company has successfully used on a trial basis in recent months (AT&T Network Connection Services, formerly known as AT&T's Carrier Solutions Platform) that enables the Company to accommodate large numbers of additional customers on OBN by handling their peak load or overflow traffic. The new contract also provides most of the other services the Company acquires from AT&T. The new contract includes certain financial commitments by the Company, both in terms of minimum revenue commitments and a minimum percentage of certain services which must be purchased from AT&T if purchased from any other carrier. These commitments expire at any time after the first year that total charges from services purchased from AT&T during the term have reached $110 million. The new contract also specifies various options for satisfying the financial commitments in the event of a change in control of the Company. The Company and AT&T agreed to guidelines for describing the Company's relationship with AT&T and, specifically, how the Company may refer to that relationship in the marketplace.

         OBN and the operation of the Company's own switches and network have to date and will in the future require the Company to incur systems and equipment maintenance, lease and network personnel expenses significantly above the levels historically experienced by the Company as a switchless reseller of AT&T services. However, these per call costs, in combination with "unbundled" charges paid to LECs and AT&T, were, in 1997 and the first quarter of 1998, and are expected in the future to be, less than the per call cost currently incurred by the Company as a switchless reseller paying "bundled" charges to AT&T.

         Gross Margin. Gross margin decreased to 16.0% in the first quarter of 1998 from 18.2% in the first quarter of 1997. The decrease in gross margin was primarily due to credits for long distance services the Company received in the first quarter of 1997. Price competition continues to intensify for the Company's products and this trend can be expected to continue to put downward pressure on gross margins.

         General and administrative expenses. General and administrative expenses increased by 192.4% to $9.6 million in the first quarter of 1998 from $3.3 million in the first quarter of 1997. The increase in general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the general administrative expense incurred by Compco, Inc. and Symetrics which were acquired in November 1997 and January 1998, respectively, and increased fees for professional services.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

         In December 1997, the Company granted options to purchase 810,000 shares of Company Common Stock at an exercise price of $17.50 per share to an executive officer and two outside directors. The options granted are subject to the approval of the stockholders and are being submitted for approval at the Company's 1998 stockholder meeting. Approval of the option grants will result in compensation expense equal to the amount by which the market value of the Company Common Stock subject to these options on the date of such approval exceeds the exercise price.

         Promotional, Marketing and Advertising Expenses - AOL Related. During the first quarter of 1998, the Company expensed approximately $24.9 million related to the AOL Agreement based on the value of advertising and promotion provided by AOL and approximately $10.9 million for the performance warrants issued to AOL on March 31, 1998. The remaining portion of AOL marketing and advertising expenses primarily represents other AOL related marketing and advertising efforts. During the first quarter of 1997, the Company expensed approximately $3.6 million for certain exclusivity rights.

          The Company made an initial payment of $100 million to AOL at the signing of the AOL Agreement and issued to AOL at signing two warrants to purchase shares of the Company's Common Stock at a premium over the market value of such stock on the issuance date. Of the prepaid AOL marketing costs, approximately $57.0 million was charged to expense in 1997 and approximately $24.9 million was charged to expense in the first quarter of 1998. The remaining portion of the prepaid AOL marketing costs (approximately $38.6 million at March 31, 1998) will be recognized over the balance of the term of the AOL Agreement, the initial term of which expires on June 30, 2000 (extended as to long distance services to June 30, 2001 by amendment as described below), as advertising services are received. The AOL warrant for up to 7 million shares vests at the rate of 2 shares for each new user of the Company's services that subscribes through AOL and will be valued and charged to expense as and when subscribers to the Company's services under the AOL Agreement sign-up and the shares under such warrant vest. The amount of such charges, which could be significant, will be based on the extent to which such AOL warrants vest and the market prices of the Company's Common Stock at the time of vesting and therefore such charges are not currently determinable. Generally, the higher the market price of the Company's Common Stock at the time of vesting, the larger the amount of the charge will be. Under an amendment of the AOL Agreement dated as of May 14, 1998, among other things, the term of the AOL Agreement with respect to the Company's long distance telecommunications services was extended by one year to June 30, 2001, the Company's flexibility to engage for 90 days in certain acquisition transactions that may otherwise have triggered a right of termination by AOL under the AOL Agreement was increased and the Company issued to AOL an additional, fully exercisable warrant to purchase up to 1 million Company shares at an exercise price of $22.25. The approximate $10 million value of the new AOL warrant will be amortized over the remaining, extended term of the AOL Agreement. The Company also anticipates that it may incur up to $100 million additional AOL marketing expenses in 1998 for such marketing efforts as direct mail, media campaigns and special pricing and other promotions.

         Research and Development Costs. Research and development costs are associated with the acquisition of Symetrics Industries, Inc. and include purchased research and development costs of approximately $ 21.0 million (Note
2).

         Investment and Other Income (Loss), Net. Investment and other income, net was $(4.8) million in the first quarter of 1998 versus $2.8 million in the first quarter of 1997. During the first quarter of 1998, the Company incurred a loss of 3.0 million on the sale of its investment in US Wats, Inc., which was originally acquired in connection with the Company's proposed acquisition of another telecommunications company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has since September 1995 raised capital primarily through public and private distributions of its securities. In fall 1995 and spring 1996, the Company consummated public offerings of shares of the Company's Common Stock and received net proceeds of $42.8 million and $139.1 million, respectively.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


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

         During the first quarter of 1998, certain options and warrants to purchase shares of the Company's Common Stock were exercised yielding to the Company proceeds of $6.6 million. Also, the Company repurchased approximately 381,000 shares of the Company's Common Stock, which are held as treasury shares, for approximately $8.9 million. The tax benefit realized from the options and warrants was approximately $8.4 million in the first quarter of 1998 and is reflected as an adjustment to additional paid-in capital.

         The Company's working capital was $632.8 million and $634.8 million at March 31, 1998 and December 31, 1997, respectively. The significant increase in working capital when compared to historical amounts is primarily a result of the sale of the 2002 and 2004 Convertibles Notes, discussed above. In the first quarter of 1998, the Company invested $300 million in a tax exempt bond fund, $245 million in government bond funds and incurred approximately $160 million of margin account indebtedness in connection with these investments. The value of such investments may be affected by interest rate fluctuations and other general economic factors. In addition, the Company's investment policy with respect to these funds may result in a less favorable return for such investments in comparison to other investments.


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

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


         The Company invested $3.0 million in capital equipment during the first quarter of 1998.

         During the first quarter of 1998, the Company purchased the outstanding shares of Symetrics for $26.8 million.

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

         The Company has announced that its Board has authorized the repurchase of up to eight million shares of its Common Stock. It is anticipated that the repurchased shares will be held in treasury for issuance upon exercise of outstanding options and warrants and upon conversion, if any, of convertible notes, and for other general corporate purposes. As noted above, when it entered into the AOL Agreement, the Company issued two warrants to AOL to purchase shares of the Company's Common Stock, including a warrant to purchase 5 million shares at an exercise price of $15.50 per share, which warrant became fully exercisable on February 22, 1998. On March 31, 1998, AOL exercised this warrant as to 1,000,000 shares of the Company's Common Stock on a net issuance basis and the Company repurchased from AOL all of the 380,624 shares issued upon such net issuance exercise for $23 1/4 per share. In connection with such purchases, AOL agreed not to dispose of any shares of the Company's Common Stock acquired by AOL under any of the warrants issued in connection with the AOL Agreement until March 30, 1999.

         The Company believes that its current cash position, marketable securities and the cash flow expected to be generated from operations, will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months.

         The "Year 2000" issue refers to the potential harm from computer programs that identify dates by the last two digits of the year rather than using the full four digits. As such, dates after January 1, 2000 could be misidentified, and such programs could fail. The Company has examined its computer-based systems and believes that the "Year 2000" problem is not present on such systems. However, the Company is dependent upon computer systems operated by third parties, such as LECs, AT&T, AOL and other vendors. If those systems were to malfunction due to the "Year 2000" problem, the Company's services could fail, as well. Such failures could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company is inquiring of such third parties to determine the effect, if any, of the "Year 2000" problem on the systems upon which the Company is dependent, and to obtain appropriate assurance that no such problem exists.

                                    * * * * *

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. Important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AT&T or AOL, increased price competition for long distance services, failure of the marketing of long distance services under the AOL Agreement, attrition in the number of end users, and changes in government policy, regulation and enforcement. The Company undertakes no obligations to update its forward-looking statements.

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

Item 2.       Changes in Securities
              ---------------------

              In connection with the Company's agreement with America Online, Inc. ("AOL") the Company granted a warrant to AOL to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $15.50 per share, which warrant became fully vested on February 22, 1998. On March 31, 1998, AOL exercised this warrant as to 1,000,000 shares of Company Common Stock on a net issuance basis and the Company repurchased from AOL all of the 380,624 shares issued upon such net issuance exercise.

Item 3.       Defaults Upon Senior Securities
              -------------------------------

              None.

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

                  (c) Not applicable.

Item 5.       Other Information
              -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

                  (a)      Exhibits
                           --------

                           Exhibit 10.1 Master Carrier Agreement dated April 22, 1998 between Tel-Save, Inc. and AT&T Corp.*

                           Exhibit 11    Computation of Net Income Per Share

                           Exhibit 27    Financial Data Schedule
                  -------------------
                    * Confidential treatment has been requested for portions of this Exhibit.

         (b)      Reports on Form 8-K
                  -------------------

                  Since December 31, 1997, the following Current Reports on Form 8-K have been filed by the Company:

                  Current Report on Form 8-K, dated February 6, 1998, which reported the Company's press releases of February 6, 1998 and February 20, 1998 which announced the Company's financial results for the year ended December 31, 1997 and the engagement of an investment banker with respect to the possible sale of the Company, respectively.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1998         TEL-SAVE HOLDINGS, INC.
                            ----------------------------------------------------
                            (Registrant)



                            By: /s/ Daniel Borislow
                                ------------------------------------------------
                                 Daniel Borislow
                                 Chairman of the Board,
                                 Chief Executive Officer and Director




                            By: /s/ George P. Farley
                                ------------------------------------------------
                                 George P. Farley
                                 Chief Financial Officer, Treasurer and Director




                            By: /s/ Kevin R. Kelly
                                ------------------------------------------------
                                 Kevin R. Kelly
                                 Controller