Form 10-Q
period 1998-06-30
TEL SAVE HOLDINGS INC
filed 1998-08-14
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.
                               --------------


[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ________  TO _____


COMMISSION FILE NUMBER 0 - 26728


                            TEL-SAVE HOLDINGS, INC.
         ---------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


                                    DELWARE
         ---------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION


                                   23-2827736
         ---------------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)


                       6805 ROUTE 202, NEW HOPE, PA 18938
         ---------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES -- ZIP CODE)



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

Common Stock, $.01 par value, 64,727,490 shares outstanding as of August 12, 1998.

                             TEL-SAVE HOLDINGS, INC.
                                    FORM 10-Q

                                  JUNE 30, 1998

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

             Consolidated Balance Sheets as of June 30, 1998
                  and December 31, 1997

            Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997

            Consolidated Statement of Stockholders' Equity for
                  the six months ended June 30, 1998

            Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1998 and 1997

            Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

        Items 1-6

        Signatures

PART I - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              JUNE 30,       DECEMBER 31,
                                                                1998            1997
----------------------------------------------------------------------------------------------------
Assets:
CURRENT:
   Cash and cash equivalents                                   $ 33,148        $316,730
   Marketable securities                                        566,307         212,269
     Accounts receivable, trade net of allowance for
       uncollectible account of $4,215 and $2,419,
       respectively                                              57,735          44,587
   Advances to partitions and note receivables                   11,276          26,110
   Due from broker                                               13,230          21,087
   Prepaid AOL marketing costs - current                         41,275          30,857
   Deferred taxes - current                                         --           30,916
   Prepaid expenses and other current assets                     16,413          8,495
----------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                     739,384         691,051
Property and equipment, net                                      60,265          55,835
Intangibles, net                                                 10,512          10,590
Prepaid AOL marketing costs                                          --          32,722
Other assets                                                     63,247          24,693
----------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                            $873,408        $814,891
====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Margin account indebtedness                                 $192,892        $     --
   Accounts payable and accrued expenses:
      Trade and other                                            34,178          16,858
      Partitions                                                  3,269           7,740
      Interest and other                                         10,988          10,578
   Securities sold short, at cost to purchase                    13,230          21,087
----------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                254,557          56,263
Convertible debt                                                500,000         500,000
Deferred revenue                                                 32,100          35,800
Other liabilities                                                 1,565              --
----------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                        788,222         592,063
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock,  $.01 par value,  5,000,000 shares
       authorized;  no shares outstanding                           --              --
     Common stock - $.01 par value,  100,000,000 shares
       authorized; 66,934,635 and 67,249,635 issued
       respectively                                                 669            672
   Additional paid-in capital                                   284,055        291,952
   Retained earnings (accumulated deficit)                     (134,852)         3,097
   Unrealized loss on marketable securities                      (6,730)            --
   Treasury stock                                               (57,956)        (72,893)
----------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                85,186         222,828
----------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $873,408        $814,891
====================================================================================================

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                       FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                           ENDED JUNE 30,              ENDED JUNE 30,
                                                    ------------------------------------------------------------
                                                         1998          1997         1998          1997
-------------------------------------------------------------------------------------------------------------
SALES                                                  $111,098       $75,032   $  202,244      $146,192

COST OF SALES                                            93,058        73,521      169,638       131,715
-------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                             18,040         1,511       32,606       14,477

GENERAL AND ADMINISTRATIVE EXPENSES                      10,195         4,660       19,823        7,953

     PROMOTIONAL, MARKETING AND ADVERTISING

     EXPENSES - PRIMARILY AOL                            37,617        10,775       84,939       14,366

RESEARCH AND DEVELOPMENT COSTS                              277            --       21,595           --
-------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                          (30,049)      (13,924)     (93,751)      (7,842)

INVESTMENT AND OTHER INCOME (EXPENSE), NET                1,004         4,309       (3,810)       7,128
-------------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (29,045)       (9,615)     (97,561)        (714)

PROVISION (BENEFIT) FOR INCOME TAXES                     67,109        (3,750)      40,388         (279)
-------------------------------------------------------------------------------------------------------------

NET LOSS                                               $(96,154)      $(5,865)  $ (137,949)      $ (435)
=============================================================================================================

NET LOSS PER SHARE - BASIC                             $  (1.49)      $  (.09)       (2.14)      $ (.01)
=============================================================================================================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                 64,486        63,898       64,320       63,171
=============================================================================================================

NET LOSS PER SHARE - DILUTED                           $  (1.49)    $    (.09)  $    (2.14)      $ (.01)
=============================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING - DILUTED                            64,486        63,898       64,320       63,171
=============================================================================================================

          See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    RETAINED      UNREALIZED
                                        COMMON STOCK   ADDITIONAL   EARNINGS       LOSS ON        TREASURY STOCK
                                  -------------------   PAID-IN   (ACCUMULATED    MARKETABLE   --------------------
                                     SHARES    AMOUNT   CAPITAL     DEFICIT)      SECURITIES     SHARES    AMOUNT        TOTAL
                                   ------------------- ----------   ----------    ------------  ---------  -------       -----
Balance, January 1, 1998             67,250     $672   $291,952    $   3,097     $    --       (3,608)     $(72,893)  $222,828
 Net loss                                --      --         --      (137,949)         --           --          --      (137,949)
  Issuance of warrants to AOL            --      --      27,208        --             --           --            --     27,208
  Exercise of common stock warrants      --      --      (3,620)       --             --          250         5,053      1,433
  Exercise of common stock options       --      --     (22,068)       --             --        1,429        29,125      7,057
  Purchase of treasury shares            --      --         --         --             --       (1,341)      (28,890)    (28,890)
  Exercise of AOL warrant                --      --      (7,693)       --             --          381         7,693          --
  Retirement of common stock           (315)      (3)    1,467)        --                          --            --      (1,470)
  Common stock issued for bonuses        --     (257)       --         --             --           97         1,956       1,699
  Unrealized loss on marketable
     securities                          --       --        --         --         (6,730)          --            --      (6,730)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998               66,935     $669  $284,055     $(134,852)    $(6,730)      (2,792)     $(57,956)    $85,186
====================================================================================================================================

            See accompanying notes consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                        ---------------------------------
                                                                           1998               1997
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net Loss                                                                $(137,949)    $   (435)
   Adjustment To Reconcile Net Income To Net Cash (Used In)
      Provided By Operating Activities:
   Unrealized Loss On Securities                                               2,850           --
   Provision For Bad Debts                                                     1,996         1,025
   Depreciation And Amortization                                               2,768         2,994
   Vested Aol Warrants And Amortization Of Prepaid Aol Marketing Costs        49,513        14,366
   Charge For Customer Acquisition Costs                                          --        11,550
   Purchased Research And Development                                         21,034            --
   Deferred Revenue                                                           (3,700)           --
   Valuation   allowance  for deferred tax assets                             40,388            --
     Income Tax Benefit Related To Exercise Of Options And Warrants               --         5,382
   (Increase) Decrease In:
     Accounts Receivable, Trade                                              (14,943)      (20,635)
     Advances To Partitions And Note Receivables                              14,834       (14,228)
     Prepaid Expenses And Other Current Assets                                (7,918)      (8,697)
     Prepaid Aol Marketing Costs                                                  --      (100,564)
     Other Assets                                                            (38,026)       (1,956)
   Increase (Decrease) In:
       Accounts And Partition Payables And Accrued Expenses                   13,581        11,483
     Other Liabilities                                                        (1,587)           --
--------------------------------------------------------------------------------------------------------
       Net Cash Used In Operating Activities                                 (57,159)       (99,715)
--------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Acquisition Of Intangibles                                                   (285)        (4,328)
   Acquisition Of Symetrics Industries, Inc.                                 (26,707)           --
   Capital Expenditures                                                       (6,836)       (16,246)
   Securities Sold Short                                                     (10,316)          (867)
   Due From Broker                                                             7,856            867
   Sale (Purchase) Of Securities, Net                                       (361,157)       149,238
--------------------------------------------------------------------------------------------------------
       Net Cash (Used In) Provided By Investing Activities                  (397,445)       128,664
---------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Proceeds From Margin Account Indebtedness                                 192,892             --
   Proceeds From Exercise Of Options And Warrants                              8,490         10,574
   Retirement Of Common Stock                                                 (1,470)            --
   Purchase Of Common Stock Warrants                                             --          (4,400)
   Acquisition Of Treasury Stock                                             (28,890)
---------------------------------------------------------------------------------------------------------
       Net Cash Provided By  Financing Activities                            171,022          6,174
---------------------------------------------------------------------------------------------------------
Net (Decrease) Increase In Cash And Cash Equivalents                        (283,582)        35,123
Cash And Cash Equivalents, At Beginning Of Period                            316,730          8,023
Cash And Cash Equivalents, At End Of Period                                  $33,148        $43,146
=========================================================================================================

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

     The consolidated financial statements and related notes thereto as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1997 was derived from the audited financial statements included in the Company's Form 10-K as amended. These interim financial statements should be read in conjunction with that Form 10-K report. The interim results are not necessarily indicative of the results for any future periods.

     Certain reclassifications of prior period data have been made to conform to the current period classifications. The promotion, advertising and marketing expenses related to the Company's Telecommunications Marketing Agreement (the "AOL Agreement") dated as of February 22, 1997, with America Online, Inc. ("AOL"), as amended, have been reclassified from cost of sales to promotional, marketing and advertising expenses - primarily AOL in the statements of operations for the three and six months ended June 30, 1997, in order to conform to the current period classifications.

2. Acquisition of ADS Holding Corporation (formerly Symetrics Industries, Inc.)

     In January 1998, the Company acquired all of the outstanding stock of Symetrics Industries, Inc. ("Symetrics"), a manufacturer of digital telephone switching equipment and systems (the "Telephone Business") and electronic equipment for the U.S. Department of Defense (the "Defense Business") for $26.7 million. The Company has completed the sale of the Defense Business for approximately $10 million (including assumed liabilities). The transaction has been accounted for under the purchase method. In connection with the sale, Symetrics changed its name to ADS Holding Corporation ("ADS").

     The Company's purpose for purchasing ADS was to obtain the technology for the digital switch manufactured by the Telephone Business . The Company believes that the digital switch requires substantial development in order to provide state of the art features which would make the digital switch attractive for use by local telephone companies operating in smaller cities and rural areas and competitive local exchange carriers operating in metropolitan areas. The Company plans to use the digital switch in its own operation as a competitive local exchange carrier and in its planned entry into the college and university telecommunication business. The net purchase price of $18.6 million exceeded the book deficit of the Telephone Business by approximately $22.8 million. The majority of this excess has been recorded by the Company as purchased research and development and included in research and development expense in the first quarter of 1998. The Company is still in the process of valuing the purchased research and development and approximately $21.0 million is its current estimate. The operations of the Telephone Business, which resulted in a loss in 1997 and 1996, are not material.

3. Other Assets

     In connection with the Company entering into a Telecommunications Services Agreement ("TSA") dated May 20, 1998 with Communications Telesystems International d/b/a WorldXChange Communications ("WXC") a California corporation, the Company has advanced $40 million to WXC which is due and payable on October 15, 1999 ("WXC Note"). The Company recorded the WXC Note in other assets in the consolidated balance sheet at June 30, 1998. Interest on the WXC Note is payable quarterly commencing August 21, 1998 at a rate of 10% per annum. The Company can purchase from WXC international telecommunication services pursuant to the TSA.

4. Income Taxes

     Provision for Income Taxes. The Company reports the effects of income taxes under FASB Statement No. 109, Accounting of Income Taxes, (SFAS 109). The objective of income tax reporting is to recognize (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Under SFAS 109, the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Realization of deferred tax assets is determined on a more-likely-than-not basis.

     The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving a these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.

     The Company had net deferred tax assets of approximately $76.5 million at March 31, 1998. Those deferred tax assets primarily represented the tax consequences of benefits attributable to net operating loss carryforwards and $36.3 million related to deductions from the exercise of executive stock options. The Company determined that no valuation allowance was necessary at March 31, 1998 because, among other factors, income, which it believed would be indicative of future operations, had been generated in recent years, with the exception of 1997. The loss incurred in 1997 was primarily attributable to amortization of the AOL marketing agreement.

     During the second quarter ended June 30, 1998 the Company continued to incur significant promotional, marketing and advertising expenses attributable to its efforts to increase the customer base. Moreover, competitive factors intensified during the period making gains in subscriber base more costly and more time consuming. The Company established in July new marketing efforts and expects to incur up to $190 million in marketing costs during the remainder of fiscal 1998 and thus, will incur a significant operating loss for fiscal 1998.

     Because (a) the Company expects to incur a significant loss for the current fiscal year, and (b) uncertainties of the competitive marketplace, the Company provided a valuation allowance during the three month period ended June 30, 1998. The valuation allowance eliminated the net deferred tax asset that had been recognized in previous periods and in the three months ended June 30, 1998. The valuation allowance increased the net loss for the period by approximately $78.4 million. The income statement charge to establish the valuation allowance includes approximately $26 million of the previously recognized tax benefits from the exercise of executive stock options which had been reported in fiscal 1997 as a direct addition to paid-in capital.



5. Litigation

     On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. At this point, no classes have been certified. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously. The Company also is a party to certain other legal actions arising in the ordinary course of business.

     The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

6. Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

     Comprehensive income (loss) and its components consist of the following:

                                                         For the Three Months           For the Six Months
                                                            Ended June 30,                  Ended June 30,
                                                     ----------------------------  --------------------------
                                                          1998             1997        1998          1997
                                                     -------------    -----------  ------------  ------------
Net loss                                             $ (96,154)        $(5,865)      $(137,949)     $(435)
   Other comprehensive loss:
   Unrealized loss on marketable securities
    available for  sale                                 (4,364)            --          (6,730)        --
                                                     -------------    ------------- -----------    ----------
Comprehensive loss                                   $(100,518)        $(5,865)      $(144,679)     $(435)
                                                     -------------    ------------- -----------    ----------

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As previously reported, the Company believes that it must either be, or become part of, a larger organization in order to succeed in the long term. To that end, also as previously reported, the Company has been exploring the possibility of being acquired by larger entities and had discussion with a number of potential suitors. Such discussions have not resulted in any acquisition agreement and have ceased. The Company will continue to focus its attention on the expansion of its business, primarily through continued marketing and advertising to increase its subscriber base, the expansion of services offered to the Company's online customer base and local services, as well as through acquisitions and strategic partnerships. In this regard, the Company regularly considers potential acquisition and strategic partner candidates. The Company is currently discussing with Communications Telesystems Internatinal d/b/a WorldxChange Communications, a privately held telecommunications company with 1997 revenues of approximately $325 million, the possible acquisition of such company for $500 to $600 million in Company stock. However, no agreement has been reached on this or any other potential acquisition and there can be no assurance that any agreement will be reached or the terms of any such agreement.

RESULTS OF OPERATIONS

     The following tables set forth for the periods indicated certain financial data as a percentage of sales:


                                                                    FOR THE THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                    -------------------------
                                                                        1998         1997
                                                                        ----         ------
Sales                                                                   100.0%       100.0%
Cost of sales                                                            83.8         98.0
                                                                        -----        ------
Gross profit                                                             16.2          2.0
Selling, general and administrative expenses                              9.2          6.2
Promotional, marketing and advertising expenses - primarily AOL          33.8         14.4
Research and development costs                                            0.2           --
                                                                        ------       ------
Operating loss                                                          (27.0)       (18.6)
Investment and other income (expense), net                                0.9          5.8
                                                                        ------       -------
Loss before income taxes                                                (26.1)       (12.8)
Provision (benefit) for income taxes                                     60.4         (5.0)
                                                                       --------      -------
Net loss                                                                (86.5)%       (7.8)%
                                                                       =======      =========


                                                                    FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  ---------------------------
                                                                       1998           1997
                                                                       ----          -----
Sales                                                                 100.0%        100.0%
Cost of sales                                                          83.9          90.1
                                                                      ----
Gross profit                                                           16.1          9.9
Selling, general and administrative expenses                            9.8          5.5
Promotional, marketing and advertising expenses - primarily AOL        42.0          9.8
Research and development costs                                         10.7           --
                                                                      ----          -----
Operating loss                                                        (46.4)        (5.4)
Investment and other income (expense), net                             (1.8)         4.9
                                                                      -----
Loss before income taxes                                              (48.2)        (0.5)
Provision (benefit) for income taxes                                   20.0         (0.2)
                                                                      ----
Net loss                                                              (68.2)%       (0.3)%
                                                                      ======        =====

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

  THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Sales. Sales increased by 48.1% to $111.1 million in the second quarter of 1998 from $75.0 million in the second quarter of 1997. The increase in sales resulted from the Company's marketing campaign under the AOL Agreement which offset a decrease in the Company's non-AOL sales.

     Although the Company expects sales to continue to increase by virtue of the AOL Agreement, in view of the intense competition in this industry, there can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis. In addition, the Company's sales under the AOL Agreement have continued to be adversely affected by the PIC freezes implemented by the local telephone companies.

     Cost of Sales. Cost of sales increased by 26.6% to $93.1 million in the second quarter of 1998 from $73.5 million in the second quarter of 1997 as a result of increased sales. In addition, the 1997 cost of sales includes a charge of $11.5 million primarily related to the Company's change in its accounting for customer acquisition costs.

     Prior to 1997, network usage costs consisted solely of "bundled" charges from AT&T. Beginning in 1997, the Company also incurred "unbundled" charges, including local access fees, associated with the operation of OBN. Both "bundled" and "unbundled" charges are directly related to calls made by the Company's end users.

     Until April 30, 1998, the Company acquired most of the services purchased from AT&T for resale or use in OBN pursuant to AT&T Contract Tariff No. 5776. The Company has signed a new three-year contract with AT&T that supersedes Contract Tariff No. 5776 and provides a wide variety of services supporting the Company's nationwide telecommunications network and resale operations. The contract included a new offering (AT&T Network Connection Services, formerly known as AT&T's Carrier Solutions Platform) that enables the Company to accommodate greater numbers of additional customers on OBN by handling their peak load or overflow traffic. The new contract also provides most of the other services that the Company acquires from AT&T. The new contract includes certain financial commitments by the Company, both in terms of minimum revenue commitments and a minimum percentage of certain services that must be purchased from AT&T if those services are also purchased from any other carrier. These commitments expire at any time after the first year that total charges from services purchased from AT&T during the term have reached $110 million. The new contract also specifies various options for satisfying the financial commitments in the event of a change in control of the Company. The Company and AT&T agreed to guidelines for describing the Company's relationship with AT&T and, specifically, how the Company may refer to that relationship in the marketplace.

     Gross Margin. Gross margin increased to 16.2% in the second quarter of 1998 from 2.0% in the second quarter of 1997. The increase in gross margin was primarily due to a charge of $11.5 million (described above) included in 1997 cost of sales. Price competition continues to intensify for the Company's service and this trend can be expected to continue to put downward pressure on gross margins.

     General and administrative expenses. General and administrative expenses increased by 118.8% to $10.2 million in the second quarter of 1998 from $4.7 million in the second quarter of 1997. The increase in general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the general administrative expense incurred as a result of the acquisitions of Compco, Inc. and ADS which were acquired in November 1997 and January 1998, respectively, and increased fees for professional services.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

     In December 1997, the Company granted options to purchase 810,000 shares of Company Common Stock at an exercise price of $17.50 per share to an executive officer and two outside directors. The options granted are subject to the approval of the stockholders and will be submitted for approval at the Company's 1998 stockholder meeting. To the extent the market value of the Company Common Stock subject to these options on the date of such approval exceeds the exercise price, approval of the option grants will result in compensation expense equal to the amount of such excess.

     Promotional, Marketing and Advertising Expense - Primarily AOL. During the second quarter of 1998, the Company expensed approximately $8.5 million related to the AOL Agreement based on the value of advertising and promotion provided by AOL and approximately $5.2 million for the performance warrants issued to AOL that vested on June 30, 1998. During the second quarter of 1997, the Company expensed approximately $10.8 million for certain exclusivity rights under the AOL Agreement. The Company made an initial payment of $100 million to AOL at the signing of the AOL Agreement and issued to AOL at signing two warrants to purchase shares of the Company's Common Stock at a premium over the market value of such stock on the issuance date. Under an amendment of the AOL Agreement dated as of May 14, 1998, among other things, the term of the AOL Agreement with respect to the Company's long distance telecommunications services was extended by one year to June 30, 2001, the Company's flexibility to engage for 90 days in certain acquisition transactions that may otherwise have triggered a right of termination by AOL under the AOL Agreement was increased and the Company issued to AOL an additional, fully exercisable warrant to purchase up to 1 million Company shares at an exercise price of $22.25. The $11.1 million value of the new AOL warrant will be expensed consistent with the treatment of the initial payment of $100 million. Of the prepaid AOL marketing costs, approximately $57.0 million was charged to expense in 1997 and approximately $33.4 million was charged to expense in the first six months of 1998. The remaining portion of the prepaid AOL marketing costs (approximately $41.3 million at June 30, 1998) will be recognized over the balance of the term of the AOL Agreement, the initial term of which expires on June 30, 2000 (extended as to long distance services to June 30, 2001 by amendment as described above), as advertising services are received. The AOL warrant for up to 7 million shares vests at the rate of 2 shares for each new user of the Company's services that subscribes through AOL and will be valued and charged to expense as and when subscribers to the Company's services under the AOL Agreement sign-up and the shares under such warrant vest. Through June 30, 1998, approximately 1.7 million of the 7 million shares under such warrant had vested, leaving up to 5.3 million shares that could still vest under this AOL warrant and be charged to expense in the future. The amount of such charges, which could be significant, will be based on the extent to which such AOL warrants vest and the market prices of the Company's Common Stock at the time of vesting and therefore such charges are not currently determinable. Generally, the higher the market price of the Company's Common Stock at the time of vesting, the larger the amount of the charge will be.

     In addition to the prepaid AOL marketing costs and the warrant vestings that were charged to expense in the second quarter, the Company incurred $23.9 million in marketing and advertising expenses directed primarily at generating new subscribers under the AOL Agreement. The Company anticipates that it may expend approximately $190 million for marketing and advertising in the third and fourth quarters of 1998 to expand further its subscriber base under the AOL Agreement, as well as to implement new initiatives to increase its non-AOL subscriber base. Such expenditures, together with the expensing of the balance of the prepaid AOL marketing costs, the expensing of AOL warrants as they vest and any profit-sharing payments by the Company under the AOL Agreement, are expected to result in significant losses in the third quarter and for 1998.

     Investment and Other Income (Expense), Net. Investment and other income (expense), net was $1.0 million in the second quarter of 1998 versus $4.3 million in the second quarter of 1997. During the second quarter of 1998, investment and other income (expense), net consists primarily of investment income offset by interest expense related to the Company's Convertible Notes.

     Provision for Income Taxes. The Company had recorded net deferred tax assets at December 31, 1997 and March 31, 1998 primarily representing net operating loss carry-forwards and other temporary differences because the Company believed that no valuation allowance was required for these assets due to future reversals of existing taxable temporary differences and expectation that the Company would generate taxable income in future years.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

     In July 1998, the Company decided to expend approximately $190 million in the third and fourth quarters for marketing and advertising to expand the Company's AOL and non-AOL customer basis. As a result, the Company anticipates a significant loss in the third quarter and for 1998. In view of the anticipated losses, the intense competition in the telecommunications industry and that there can be no assurance that the Company will realize any of the tax benefits, the Company also decided to provide a 100% valuation reserve for the previously recorded deferred tax benefits and to provide a 100% valuation reserve for the current and future tax benefits which may result from the anticipated 1998 loss. The valuation reserves of approximately $78.4 million were included in provision for income taxes in the statements of operations for the three and six months ended June 30, 1998

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Sales. Sales increased by 38.3% to $202.2 million in the first six months of 1998 from $146.2 million in the first six months of 1997. The increase in sales resulted primarily from the Company's marketing campaign under the AOL Agreement.

     Cost of Sales. Cost of sales increased by 28.8% to $169.6 million in the first six months of 1998 from $131.7 million in the first six months of 1997 as a result of increased sales. In addition, the 1997 cost of sales includes a charge of $11.5 million primarily related to the Company's change in its accounting for customer acquisition costs.

     Gross Margin. Gross margin increased to 16.1% in the first six months of 1998 from 9.9% in the first six months of 1997. The increase in gross margin was primarily due to a charge of $11.5 million (described above) included in 1997 cost of sales.

     General and administrative expenses. General and administrative expenses increased by 149.3% to $19.8 million in the first six months of 1998 from $8.0 million in the first six months of 1997. The increase in general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the general administrative expense incurred as a result of the acquisitions of Compco, Inc. and ADS which were acquired in November 1997 and January 1998, respectively, and increased fees for professional services.

     Promotional, Marketing and Advertising Expense - Primarily AOL. During the first six months of 1998, the Company expensed approximately $33.4 million related to the AOL Marketing Agreement based on the value of advertising and promotion provided by AOL and approximately $16.1 million for the performance warrants issued to AOL that vested in 1998. During the first six months of 1997, the Company expensed approximately $14.4 million for certain exclusivity rights. In addition to the prepaid AOL marketing costs and the warrant vestings that were charged to expense in the first half of 1998, the Company incurred $35.4 million in marketing and advertising expenses directed primarily at generating new subscribers under the AOL Agreement.

     Research  and  Development  Costs.   Research  and  development  costs  are
associated with the telephone business of ADS and include purchased research and development costs of approximately $21.0 million (Note 2).

     Investment and Other Income (Expense), Net. Investment and other income (expense), net was $(3.8) million in the first six months of 1998 versus $7.1 million in the first six months of 1997. During the first six months of 1998, investment and other income (expense), net consists primarily of investment income offset by interest expense related to the Company's Convertible Notes and a loss of $3.0 million incurred during the first quarter of 1998 on the sale of its investment in US Wats, Inc., which was originally acquired in connection with the Company's proposed acquisition of another telecommunications company.


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

     During 1997, certain options and warrants to purchase shares of the Company's Common Stock were exercised and the Company repurchased certain Common Stock Warrants, yielding to the Company net proceeds of $16.9 million. In addition, during 1997 the Company repurchased approximately 3.5 million shares of the Company's Common Stock, which were held as treasury shares for the future issuance of shares upon the exercise of options, warrants and convertible securities of the Company, for approximately $72.0 million.

     During the first six months of 1998, certain options and warrants to purchase shares of the Company's Common Stock were exercised yielding to the Company proceeds of $8.5 million. Also, the Company repurchased approximately 1,341,000 shares of the Company's Common Stock, which are held as treasury shares, for approximately $28.9 million.

     The Company's working capital was $484.4 million and $634.8 million at June 30, 1998 and December 31, 1997, respectively. The significant increase in working capital when compared to historical amounts is primarily a result of the sale of the 2002 and 2004 Convertibles Notes, discussed above. At June 30, 1998, the Company's marketable securities included approximately $300 million in a tax exempt bond fund and approximately $245 million in government bond funds. In addition, the Company incurre approximately $193 million of margin account indebtedness in connection with these investments.

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

     The Company invested $6.8 million in capital equipment during the first six months of 1998.

     During the first six months of 1998, the Company purchased the outstanding shares of Symetrics for $26.7 million.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

     In connection with the Company entering into the TSA with WXC, the Company advanced $40 million to WXC which is due and payable on October 15, 1999 ("WXC Note"). Interest on the WXC Note is payable quarterly commencing August 21, 1998 at a rate of 10% per annum. The Company can purchase international telecommunication services pursuant to the TSA.

     The Company generally does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

     The Company expects to expend approximately $190 million in the third and fourth quarters for marketing and advertising to expand the Company's AOL and non-AOL customer bases. The Company's Board of Directors has authorized the expenditure, from time to time, of up to $300 million for the repurchase of the Company's outstanding securities. It is anticipated that any repurchased shares will be held in treasury for issuance upon exercise of outstanding options and warrants and upon conversion, if any, of convertible notes, and for other general corporate purposes.

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

                                    * * * * *

     Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. Important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AT&T or AOL, increased price competition for long distance services, failure of the marketing of long distance services under the AOL Agreement, attrition in the number of end users, implementation of PIC freezes by local telephone companies, and changes in government policy, regulation and enforcement. The Company undertakes no obligations to update its forward-looking statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. At this point, no classes have been certified. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously. The Company also is a party to certain other legal actions arising in the ordinary course of business.

     The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities

     In connection with the Company's amendment dated May 14, 1998 to the AOL Agreement, the Company granted an additional, fully exercisable warrant to AOL to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $22.25 per share.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 10.1 Amendment No. 2, dated May 14, 1998 to Telecommunications Marketing Agreement dated as of February 22, 1997 by and among the Company, Tel-Save, Inc. and America Online, Inc.*

         Exhibit 11       Computation  of Net Income Per Share

         Exhibit 27       Financial Data Schedule

     (b) Reports on Form 8-K
         Since March 31, 1998, the Company has not filed any Current Reports on Form 8-K.

--------
* Confidential treatment has been requested for portions of this Exhibit.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998      TEL-SAVE HOLDINGS, INC.
                           ----------------------------------------------
                           (Registrant)



                           By: /s/ Daniel Borislow
                               ------------------------------------------
                                Daniel Borislow
                                Chairman of the Board,
                                Chief Executive Officer and Director


                           By: /s/ George P. Farley
                               ------------------------------------------
                                George P. Farley
                                Chief Financial Officer, Treasurer and Director


                           By: /s/ Kevin R. Kelly
                               ------------------------------------------
                                Kevin R. Kelly
                                Controller