Form 10-Q
period 1998-09-30
TEL SAVE HOLDINGS INC
filed 1998-11-16
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ---------

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13, OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT

                                 YES ___ NO ___

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

AS OF NOVEMBER 13, 1998, 48,910,491 SHARES OF COMMON STOCK WERE ISSUED AND OUTSTANDING, WHICH NUMBER REFLECTS AS HELD IN TREASURY AND NO LONGER OUTSTANDING ALL SHARES OF COMMON STOCK THAT HAD BEEN PURCHASED FOR THE COMPANY'S ACCOUNT AS OF NOVEMBER 13, 1998 AND FOR WHICH THE COMPANY HAS PAID, NOTWITHSTANDING THAT DELIVERY OF SUCH SHARES TO THE COMPANY MAY NOT HAVE BEEN MADE.

                             TEL-SAVE HOLDINGS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998


                                TABLE OF CONTENTS




PART I  -  FINANCIAL INFORMATION

           Item 1. Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998
                       and December 31, 1997

                  Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997

                  Consolidated Statement of Stockholders' Equity (Deficit) for
                       the nine months ended September 30, 1998

                  Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 1998 and 1997

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

           Items 1-6

             Signatures

PART I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                             1998               1997
------------------------------------------------------------------------------------------------------------
ASSETS:
CURRENT:
   Cash and cash equivalents                                                 $23,199         $316,730
   Marketable securities                                                     168,595          212,269
   Accounts receivable, trade net of allowance for uncollectible
     accounts of $8,088 and $2,419, respectively                              53,125           44,587
   Advances to partitions and note receivables                                 5,317           26,110
   Due from broker                                                                --           21,087
   Prepaid AOL marketing costs - current                                       9,100           30,857
   Deferred taxes - current                                                       --           30,916
   Prepaid expenses and other current assets                                  13,236            8,495
------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                  272,572          691,051
Property and equipment, net                                                   60,602           55,835
Intangibles, net                                                              10,331           10,590
Prepaid AOL marketing costs                                                   15,900           32,722
Other assets                                                                  90,207           24,693
------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                         $449,612         $814,891
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:
   Margin account indebtedness                                              $107,323         $      -
   Accounts payable and accrued expenses:
      Trade and other                                                         55,987           16,858
      Partitions                                                               3,183            7,740
      Interest and other                                                      11,429           10,578
   Securities sold short, at cost to purchase                                     --           21,087
------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                             177,922           56,263
Convertible debt                                                             389,424          500,000
Deferred revenue                                                              30,250           35,800
Other liabilities                                                              1,559                -
------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                     599,155          592,063
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no
     shares outstanding                                                            -                -
   Common stock - $.01 par value, 100,000,000 shares authorized;
     66,934,635 and 67,249,635 issued, respectively                              669              672
   Additional paid-in capital                                                276,475          291,952
   Retained earnings (accumulated deficit)                                  (176,586)           3,097
   Unrealized loss on marketable securities                                  (16,730)               -
   Treasury stock                                                           (233,371)         (72,893)
------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (149,543)         222,828
============================================================================================================
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $449,612         $814,891
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                          FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                      -----------------------------  ------------------------------
                                                           1998          1997               1998           1997
------------------------------------------------------------------------------------------------------------------

SALES                                                  $ 122,525        $  80,314        $ 324,769        $ 226,506

COST OF SALES                                             99,789           67,442          269,427          199,157
                                                       ---------        ---------        ---------        ---------

GROSS PROFIT                                              22,736           12,872           55,342           27,349

GENERAL AND ADMINISTRATIVE EXPENSES                       10,822            5,340           30,645           13,293

PROMOTIONAL, MARKETING AND ADVERTISING
     EXPENSES - PRIMARILY AOL                            107,653           10,775          192,592           25,141

RESEARCH AND DEVELOPMENT COSTS                               308               --           21,903               --
                                                       ---------        ---------        ---------        ---------

OPERATING LOSS                                           (96,047)          (3,243)        (189,798)         (11,085)

INVESTMENT AND OTHER INCOME (EXPENSE), NET                 3,751            4,425              (59)          11,554
                                                       ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (92,296)           1,182         (189,857)             469

PROVISION FOR INCOME TAXES                                    --              461           40,388              183
                                                       ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                  (92,296)             721         (230,245)             286

EXTRAORDINARY GAIN                                        50,562               --           50,562               --
                                                       ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                      $ (41,734)       $     721        $(179,683)       $     286
                                                       =========        =========        =========        =========

BASIC EPS:

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                $   (1.58)       $    0.01        $   (3.69)       $      --

EXTRAORDINARY GAIN                                          0.87               --             0.81               --
                                                       ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                      $   (0.71)       $    0.01        $   (2.88)       $      --
                                                       =========        =========        =========        =========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                  58,376           64,666           62,317           63,675
                                                       =========        =========        =========        =========

DILUTED EPS:

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                $   (1.58)       $    0.01        $   (3.69)       $      --

EXTRAORDINARY GAIN                                          0.87               --             0.81               --
                                                       ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                      $   (0.71)       $    0.01        $   (2.88)       $      --
                                                       =========        =========        =========        =========

WEIGHTED AVERAGE COMMON AND COMMON  EQUIVALENT SHARES
     OUTSTANDING - DILUTED                                58,376           68,966           62,317           67,239
                                                       =========        =========        =========        =========

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             RETAINED      UNREALIZED
                                   COMMON STOCK              ADDITIONAL      EARNINGS        LOSS ON
                             --------------------------       PAID-IN       (ACCUMULATED   MARKETABLE
                               SHARES         AMOUNT          CAPITAL        DEFICIT)      SECURITIES
                             -----------    -----------    -------------    ------------ -------------

Balance, January 1, 1998       67,250          $672         $291,952        $    3,097    $      --
  Net loss                         --            --               --          (179,683)          --
  Issuance of warrants to
     AOL                           --            --           33,086               --            --
  Exercise of common stock
     warrants                      --            --           (3,620)              --            --
  Exercise of common stock
     options                       --            --          (37,041)              --            --
  Purchase of treasury
     shares                        --            --               --               --            --
  Exercise of AOL warrants         --            --           (7,693)              --            --
  Retirement of common
     stock                       (315)           (3)          (1,467)              --            --
  Common stock issued for
     bonuses                       --            --             (257)              --            --
  Issuance of common stock
     options for
     compensation                  --            --            1,500               --            --
  Conversion of
     convertible debt              --            --               15               --            --
  Unrealized loss on
     marketable securities         --            --               --               --       (16,730)
============================ ===========    ===========    =============    ============ =============
Balance, September 30, 1998    66,935          $669         $276,475        $(176,586)     $(16,730)
============================ ===========    ===========    =============    ============ =============




                                      TREASURY STOCK
                              ---------------------------
                                  SHARES         AMOUNT          TOTAL
                              ------------   ------------    -----------

Balance, January 1, 1998        (3,608)      $ (72,893)       $222,828
  Net loss                          --              --        (179,683)
  Issuance of warrants to
     AOL                            --              --          33,086
  Exercise of common stock
     warrants                      250           5,053           1,433
  Exercise of common stock
     options                     2,378          48,847          11,806
  Purchase of treasury
     shares                    (16,031)       (224,112)       (224,112)
  Exercise of AOL warrants         381           7,693              --
  Retirement of common
     stock                          --              --          (1,470)
  Common stock issued for
     bonuses                        97           1,956           1,699
  Issuance of common stock
     options for
     compensation                   --              --           1,500
  Conversion of
     convertible debt                4              85             100
  Unrealized loss on
     marketable securities          --              --         (16,730)
============================  ============   ============    ===========
Balance, September 30, 1998    (16,529)      $(233,371)      $(149,543)
============================  ============   ============    ===========

                    See accompanying notes to consolidated financial statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       FOR THE NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                     1998           1997
---------------------------------------------------------------------------------------------- ---------------
Cash flows from operating activities:
   Net income (loss)                                                             $(179,683)      $   286
   Adjustment to reconcile net income (loss) to net cash used in operating activities:
   Unrealized gain on securities                                                        --          (324)
   Provision for bad debts                                                           6,130         1,952
   Depreciation and amortization                                                     4,145         4,466
   Vested AOL warrants and amortization of prepaid AOL marketing costs              71,665        25,141
   Charge for customer acquisition costs                                                --        11,550
   Purchased research and development                                               21,034            --
   Deferred revenue                                                                 (5,550)           --
   Compensation charges                                                              1,500            --
   Valuation allowance for deferred tax assets                                      40,388            --
   Extraordinary gain                                                              (50,562)           --
   Income tax benefit related to exercise of options and warrants                       --        14,623
   (Increase) decrease in:
     Accounts receivable, trade                                                    (14,207)      (26,494)
     Advances to partitions and note receivables                                    20,794       (27,158)
     Prepaid expenses and other current assets                                      (4,741)      (14,910)
     Prepaid AOL marketing costs                                                        --      (100,564)
     Other assets                                                                  (67,578)      (10,794)
   Increase (decrease) in:
     Accounts and partition payables and accrued expenses                           35,485        13,109
     Other liabilities                                                              (1,592)           --
-------------------------------------------------------------------------------- ------------- ---------------
       Net cash used in operating activities                                      (122,772)     (109,117)
-------------------------------------------------------------------------------- ------------- ---------------
Cash flows from investing activities:
   Acquisition of intangibles                                                         (285)       (4,328)
   Acquisition of Symetrics Industries, Inc.                                       (26,707)           --
   Capital expenditures                                                             (8,369)      (27,427)
   Securities sold short                                                           (21,087)         (867)
   Due from broker                                                                  21,087           867
   Purchase of STF notes                                                                --      (155,409)
   Sale of securities, net                                                          26,942       142,895
-------------------------------------------------------------------------------- ------------- ---------------
       Net cash used in investing activities                                        (8,419)      (44,269)
-------------------------------------------------------------------------------- ------------- ---------------
Cash flows from financing activities:
   Proceeds from margin account indebtedness                                       107,323            --
   Proceeds from sale of convertible debt                                               --       300,000
   Acquisition of convertible debt                                                 (57,320)           --
   Proceeds from exercise of options and warrants                                   13,238        15,865
   Retirement of common stock                                                       (1,470)           --
   Purchase of common stock warrants                                                    --        (4,400)
   Acquisition of treasury stock                                                  (224,111)
-------------------------------------------------------------------------------- ------------- ---------------
       Net cash (used in) provided by financing activities                        (162,340)      311,465
-------------------------------------------------------------------------------- ------------- ---------------
Net (decrease) increase in cash and cash equivalents                              (293,531)      158,079
Cash and cash equivalents, at beginning of period                                  316,730         8,023
================================================================================ ============= ===============
Cash and cash equivalents, at end of period                                      $  23,199      $166,102
================================================================================ ============= ===============

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

     The consolidated financial statements and related notes thereto as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1997 was derived from the audited financial statements included in the Company's Form 10-K, as amended. These interim financial statements should be read in conjunction with that Form 10-K report. The interim results are not necessarily indicative of the results for any future periods.

     Certain reclassifications of prior period's data have been made to conform to the current period's classifications. The promotion, advertising and marketing expenses related to the Company's Telecommunications Marketing Agreement (the "AOL Agreement") dated as of February 22, 1997, with America Online, Inc. ("AOL"), as amended, have been reclassified from cost of sales to promotional, marketing and advertising expenses - primarily AOL in the statements of operations for the three and nine months ended September 30, 1997, in order to conform to the current period's classifications.

2.   Acquisition  of ADS Holding  Corporation  (formerly  Symetrics  Industries,
     Inc.)

     In January 1998, the Company acquired all of the outstanding stock of Symetrics Industries, Inc. ("Symetrics"), a manufacturer of digital telephone switching equipment and systems (the "Telephone Business") and electronic equipment for the U.S. Department of Defense (the "Defense Business") for $26.7 million. The transaction has been accounted for under the purchase method. The Company has completed the sale of the Defense Business for approximately $10 million (including assumed liabilities). In connection with the sale, Symetrics Industries, Inc. changed its name to ADS Holding Corporation ("ADS").

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

3.   Other Assets

     In connection with the Company entering into a Telecommunications Services Agreement ("TSA") dated May 20, 1998 with Communications Telesystems International d/b/a WorldXChange Communications ("WXC") a California corporation, the Company has advanced $56.2 million to WXC, which is due and payable on November 30, 2000 ("WXC Notes"). The Company recorded the WXC Notes in other assets in the consolidated balance sheet at September 30, 1998. Interest on the WXC Note is payable quarterly commencing November 25, 1998 at a rate of 12.5% per annum. The Company can purchase from WXC international termination telecommunication services pursuant to the TSA.

4.   Income Taxes

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company had recorded net deferred tax assets at December 31, 1997 and March 31, 1998 primarily representing net operating loss carry-forwards and other temporary differences because the Company believed that no valuation allowance was required for these assets due to future reversals of existing taxable temporary differences and expectation that the Company will generate taxable income in future years.

     In June 1998, the Company decided to make substantial expenditures in the third and fourth quarters for marketing services to customers. As a result, the Company anticipated a significant loss in those quarters and for 1998. In view of those anticipated losses, the intense competition in the telecommunications industry and the lack of any assurance that the Company would realize any of the tax benefits, the Company decided in June 1998 to provide a 100% valuation reserve for the $78 million of previously recorded deferred tax benefits and to provide a 100% valuation reserve for the current and future tax benefits which may result from the anticipated 1998 loss.

5.   Litigation

         On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. At this point, no classes have been certified. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously. The Company also is a party to certain legal actions arising in the ordinary course of business.

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

Comprehensive income (loss) and its components consist of the following:

                                                      FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ------------------------------    -------------------------------
                                                        1998              1997             1998             1997
                                                     ------------     -------------    -------------    --------------
Net income (loss)                                     $(41,734)            $721          $(179,683)         $286
     Other comprehensive loss:
     Unrealized  loss on  marketable  securities
        available for sale                             (10,000)              --            (16,730)           --
                                                     ------------     -------------    -------------    --------------
Comprehensive income (loss)                           $(51,734)            $721          $(196,413)         $286
                                                     ------------     -------------    -------------    --------------

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following tables set forth for the periods indicated certain financial data as a percentage of sales:

                                                                                FOR THE THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                1998                1997
                                                                                ----                ----
Sales                                                                          100.0%              100.0%
Cost of sales                                                                   81.4                84.0
                                                                               -----               -----
Gross profit                                                                    18.6                16.0
General and administrative expenses                                              8.8                 6.6
Promotional, marketing and advertising expenses - primarily AOL                 87.9                13.4
Research and development costs                                                   0.3                  --
                                                                               -----               -----
Operating loss                                                                 (78.4)               (4.0)
Investment and other income, net                                                 3.1                 5.5
                                                                               -----               -----
Income (loss) before income taxes                                              (75.3)                1.5
Provision for income taxes                                                        --                 0.6
                                                                               -----               -----
Income (loss) before extraordinary gain                                        (75.3)                0.9
Extraordinary gain                                                              41.2                  --
                                                                               -----               -----
Net income (loss)                                                              (34.1)%               0.9%
                                                                               =====               =====

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                            -----------------------------------
                                                                                 1998                1997
                                                                                 ----                ----
Sales                                                                           100.0%              100.0%
Cost of sales                                                                    83.0                87.9
                                                                                -----               -----
Gross profit                                                                     17.0                12.1
General and administrative expenses                                               9.4                 5.9
Promotional, marketing and advertising expenses - primarily AOL                  59.3                11.1
Research and development costs                                                    6.7                  --
                                                                                -----               -----
Operating loss                                                                  (58.4)               (4.9)
Investment and other income, net                                                   --                 5.1
                                                                                -----               -----
Income (loss) before income taxes                                               (58.4)                0.2
Provision for income taxes                                                       12.5                 0.1
                                                                                -----               -----
Income (loss) before extraordinary gain                                         (70.9)                0.1
Extraordinary gain                                                               15.6                  --
                                                                                -----               -----
Net income (loss)                                                               (55.3)%               0.1%
                                                                                =====               =====

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Sales. Sales increased by 52.6% to $122.5 million in the third quarter of 1998 from $80.3 million in the third quarter of 1997. The increase in sales resulted primarily from the Company's marketing campaign directed at generating new customers under the AOL Agreement that was conducted in the late second and early third quarters of 1998. This AOL-related sales increase offset a decrease in the Company's non-AOL sales, which decrease was due primarily to price competition, which has a greater effect on non-AOL sales, and reflected, to a lesser extent, the Company's focus on marketing under the AOL Agreement.

     Since entering into the AOL Agreement in February 1997, the Company and AOL have had frequent discussions, and have negotiated a number of changes, regarding the marketing of services under the AOL Agreement and expenditures by the Company in connection with such marketing, particularly off-line marketing programs. While these marketing agreements, principally those related to off-line marketing, have significantly contributed to the rate of growth in the Company's AOL-related business, the Company believes that it is necessary to revise further the terms of these marketing arrangements for future marketing programs. Although the Company believes that its AOL-related sales will continue to increase, the rate of growth will be affected by the Company's ability to negotiate further changes in the AOL relationship to expand its AOL-related business on economic terms acceptable to the Company. AOL-related sales could also be affeted adversely by the intense competition in this industry and have continued to be affected adversly by the PIC freezes implemented by the local telephone companies. Accordingly, there can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

     Cost of Sales. Cost of sales increased by 48.0% to $99.8 million in the third quarter of 1998 from $67.4 million in the third quarter of 1997 as a result of increased sales.

     In April 1998, the Company entered into a new three-year contract with AT&T that provides a wide variety of services supporting the Company's nationwide telecommunications network and resale operations. The contract includes AT&T Network Connection Services (formerly known as AT&T's Carrier Solutions Platform) that enables the Company to accommodate greater numbers of additional customers on OBN by handling their peak load or overflow traffic. The new contract also provides most of the other services that the Company acquires from AT&T. The new contract includes certain financial commitments by the Company, both in terms of minimum revenue commitments and a minimum percentage of certain services that must be purchased from AT&T if those services are also purchased from any other carrier. These commitments expire at any time after the first year that total charges from services purchased from AT&T during the term have reached $110 million. The new contract also specifies various options for satisfying the financial commitments in the event of a change in control of the Company. The Company and AT&T agreed to guidelines for describing the Company's relationship with AT&T and, specifically, how the Company may refer to that relationship in the marketplace.

     Gross Margin. Gross margin increased to 18.6% in the third quarter of 1998 from 16.0% in the third quarter of 1997. The increase in gross margin was primarily due to lower network usage costs for OBN services and lower local and international access charges, in each case on a per call basis. Price competition continues to intensify for the Company's products and this trend can be expected to continue to put downward pressure on gross margins.

     General and administrative expenses. General and administrative expenses increased by 102.6% to $10.8 million in the third quarter of 1998 from $5.3 million in the third quarter of 1997. The increase in general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the general and administrative expense incurred as a result of the acquisitions of Compco, Inc. and ADS which were acquired in November 1997 and January 1998, respectively and increased fees for professional services. The Company expects to recognize one-time charges in the 1998 fourth quarter in connection with the appointment of a new Chairman of the Board, Chief Executive Officer and President of the Company of and the related retirement of certain Company officers.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


     Promotional, Marketing and Advertising Expense - Primarily AOL. During the third quarter of 1998, the Company expensed approximately $16.3 million related to the AOL Agreement based on the Company's assessment of the current and prospective value of the advertising and promotion provided by AOL and approximately $5.9 million for the performance warrants issued to AOL that vested on September 30, 1998. During the third quarter of 1997, the Company expensed approximately $10.8 million for certain exclusivity rights under the AOL Agreement. The Company made an initial payment of $100 million to AOL at the signing of the AOL Agreement and issued to AOL at signing two warrants to purchase shares of the Company's Common Stock at a premium over the market value of such stock on the issuance date. Under an amendment of the AOL Agreement dated as of May 14, 1998, among other things, the term of the AOL Agreement with respect to the Company's long distance telecommunications services was extended by one year to June 30, 2001, and the Company issued to AOL an additional, fully exercisable warrant to purchase up to 1 million Company shares at an exercise price of $22.25. The $11.1 million value of the new AOL warrant will be expensed consistent with the treatment of the initial payment of $100 million. Of the prepaid AOL marketing costs (including the values of two fully exercisable warrants issued to AOL), approximately $57.0 million was charged to expense in 1997 and approximately $49.7 million was charged to expense in the first nine months of 1998. The remaining portion of the prepaid AOL marketing costs (approximately $25.0 million at September 30, 1998) will be recognized as advertising services are received. The AOL warrant for up to 7 million shares vests at the rate of 2 shares for each new user of the Company's services that subscribes through AOL and will be valued and charged to expense as and when subscribers to the Company's services under the AOL Agreement sign-up and the shares under such warrant vest. Through September 30, 1998, approximately 2.9 million of the 7 million shares under such warrant had vested, leaving up to 4.1 million shares that could still vest under this AOL warrant and be charged to expense in the future. The amount of such charges, which could be significant, will be based on the extent to which such AOL warrants vest and the market prices of the Company's Common Stock at the time of vesting and therefore such charges are not currently determinable. Generally, the higher the market price of the Company's Common Stock at the time of vesting, the larger the amount of the charge will be.

     In addition to the prepaid AOL marketing costs and the warrant vestings that were charged to expense in the third quarter, the Company incurred $76.9 million in marketing and advertising expenses, primarily for off-line marketing directed at generating new subscribers under the AOL Agreement. The Company currently anticipates that such marketing and advertising expenses will be significantly lower in the fourth quarter as compared to the third quarter. As noted above, the Company is currently seeking to revise further the terms of its marketing arrangements with AOL. The inability of the Company to revise these marketing arrangements on terms economically acceptable to the Company could have a material adverse effect on the Company's AOL business and its financial condition and results of operations.

     Investment and Other Income (Expense), Net. Investment and other income (expense), net was $3.8 million in the third quarter of 1998 versus $4.4 million in the third quarter of 1997. During the third quarter of 1998, investment and other income (expense), net consists primarily of investment income offset by interest expense related to the Company's Convertible Notes.

     Provision for Income Taxes. The Company had recorded net deferred tax assets at December 31, 1997 and March 31, 1998 primarily representing net operating loss carry-forwards and other temporary differences because the Company believed that no valuation allowance was required for these assets due to future reversals of existing taxable temporary differences and expectation that the Company will generate taxable income in future years.

     In June 1998, the Company decided to make substantial expenditures in the third and fourth quarters for marketing and advertising to expand the Company's AOL and non-AOL customer bases. As a result, the Company had a significant loss in the third quarter and anticipates for 1998. In view of anticipated losses, the intense competition in the telecommunications industry and the lack of any assurance that the Company will realize any of the tax benefits, the Company decided in June 1998 to provide a 100% valuation reserve for the previously recorded deferred tax benefits and to provide a 100% valuation reserve for the current and future tax benefits which may result from the anticipated 1998 loss. The valuation reserves of approximately $78.4 million were included in provision for income taxes in the statements of operations for the three and nine months ended September 30, 1998.

     Extraordinary gain. During the third quarter of 1998, the Company recorded an extraordinary gain in connection with the acquisition of the Company's convertible debt at a discount.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Sales. Sales increased by 43.4% to $324.8 million in the first nine months of 1998 from $226.5 million in the first nine months of 1997. The increase in sales resulted primarily from the Company's marketing campaign under the AOL Agreement which offset a decrease in the Company's non-AOL sales.

     Cost of Sales. Cost of sales increased by 35.3% to $269.4 million in the first nine months of 1998 from $199.2 million in the first nine months of 1997 as a result of increased sales. In addition, the 1997 cost of sales includes a charge of $11.5 million primarily related to the Company's change in its accounting for customer acquisition costs.

     Gross Margin. Gross margin increased to 17.0% in the first nine months of 1998 from 12.1% in the first nine months of 1997. The increase in gross margin was primarily due to a charge of $11.5 million (described above) included in 1997 cost of sales and to lower network usage costs for OBN services and lower local and international access charges, in each case on a per call basis.

     General and administrative expenses. General and administrative expenses increased by 230.5% to $30.6 million in the first nine months of 1998 from $13.3 million in the first nine months of 1997. The increase in general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the general and administrative expense incurred as a result of the acquisitions of Compco, Inc. and ADS which were acquired in November 1997 and January 1998, respectively and increased fees for professional services.

     Promotional, Marketing and Advertising Expense - Primarily AOL. During the first nine months of 1998, the Company expensed approximately $49.7 million related to the AOL Marketing Agreement based on the Company's assessment of the current and prospective value of the advertising and promotion provided by AOL and approximately $22.0 million for the performance warrants issued to AOL that vested in 1998. During the first nine months of 1997, the Company expensed approximately $25.1 million for certain exclusivity rights. In addition to the prepaid AOL marketing costs and the warrant vestings that were charged to expense in the first nine months of 1998, the Company incurred $112.3 million in marketing and advertising expenses directed primarily at generating new subscribers under the AOL Agreement.

     Research  and  Development  Costs.   Research  and  development  costs  are
associated with the telephone business of ADS and include purchased research and development costs of approximately $21.0 million (Note 2).

     Investment and Other Income (Expense), Net. Investment and other income (expense), net was $(0.1) million in the first nine months of 1998 versus $11.6 million in the first nine months of 1997. During the first nine months of 1998, investment and other income (expense), net consists primarily of investment income offset by interest expense related to the Company's Convertible Notes and a loss of $3.0 million incurred during the first quarter of 1998 on the sale of its investment in US Wats, Inc., which was originally acquired in connection with the Company's proposed acquisition of another telecommunications company.


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

     The Company's working capital was $94.7 million and $634.8 million at September 30, 1998 and December 31, 1997, respectively. The significant decrease in working capital at September 30, 1998, when compared to historical amounts, is primarily a result of the repurchase of the Company's securities described below, the advertising and marketing expenditures incurred in connection with the AOL Agreement, the advance to WXC described below, and the increase in accounts payable, primarily reflecting recent rapid growth in the Company's AOL business. At September 30, 1998, the Company's marketable securities consisted of approximately $168.6 million (at market value) in a government bond fund. The Company has recorded an unrealized loss of $16.7 million as a component of shareholders equity. Any realized gain or loss upon the sale in the future will be reflected in the Company's consolidated statement of operation. In addition, the Company incurred approximately $107.3 million of margin account indebtedness in connection with this investment.

     During the first nine months of 1998, certain options and warrants to purchase shares of the Company's Common Stock were exercised yielding to the Company proceeds of $13.2 million.

     The Company expended an aggregate of $281.4 million for the repurchase of outstanding securities during the first nine months of 1998. Between March and July 31, 1998, the Company repurchased approximately 1.3 million shares, for an aggregate of $28.9 million, pursuant to such authorization. In August 1998, the Company's Board of Directors authorized the expenditure from time to time thereafter of up to an additional $300 million for the repurchase of the Company's outstanding securities. Through September 30, 1998, pursuant to the $300 million repurchase authorization, the Company repurchased approximately
14.7 million shares of its Common Stock for an aggregate of $195.2 million, as well as $110.6 million principal amount of the Company's Convertible Notes for approximately $57.3 million. In the fourth quarter of 1998, the Company has repurchased, through November 15, 1998, an additional 1.5 million shares of Common Stock for an aggregate of $15.8 million, and an additional $20.7 million principal amount of Convertible Notes for approximately $9 million. The third quarter purchases of Convertible Notes at a discount resulted in an extraordinary gain in that quarter, and these fourth quarter purchases of the Convertible Notes will result in an extraordinary gain in the fourth quarter.

     The Company invested $8.4 million in capital equipment during the first nine months of 1998.

     In connection with the Company entering into the TSA with WXC, the Company advanced $56.2 million to WXC which is due and payable on November 30, 2000
("WXC Notes"). Interest on the WXC Notes is payable quarterly commencing November 25, 1998 at a rate of 12.5% per annum. The Company purchases international termination telecommunication services pursuant to the TSA.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

     The Company generally does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

     The Company believes that its current cash position, marketable securities and the cash flow expected to be generated from operations, will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months. Should the Company seek to raise additional capital, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

     YEAR 2000

     The "Year 2000 issue" refers to the potential harm from computer programs that identify dates by the last two digits of the year rather than using the full four digits. As such, dates on or after January 1, 2000 could be misidentified, and such programs could fail. If such a failure were to occur to the Company's internal computer-based systems or if the computer-based systems, on which the Company's business depends, that are operated by third parties were to malfunction, the Company could be unable to continue to provide telecommunications services, to sign up new customers or to bill existing customers for services. Such failures, if they occurred, would have a material adverse effect on the Company's business, results of operations and financial condition. However, because of the complexity of the issues and the number of parties involved whose actions could affect the Company and the fact that many of the issues are outside the Company's control, the Company cannot reasonably predict with certainty the nature or likelihood of such effects.

     The Company, using its internal staff, has conducted a review of most of the internal computer-based systems that it uses in its business. Most of the Company's systems are relatively new. Much of the software used by the Company in its business has been developed internally and is regularly modified and updated to meet the changing requirements of its business. The Company expects that its critical internal systems will be able to process relevant date information in the future to permit the Company to continue to provide its services without significant interruption or material adverse effect on its business, results of operations and financial condition. However, there can be no assurances that the Company will not experience unanticipated negative consequences caused by undetected errors or defects in the technology used in its internal systems.

     However, notwithstanding the Company's expectation that its own systems will be able to process Year 2000 date information, the Company's business depends significantly on services provided by other parties and on the ability of other parties to continue to conduct their respective businesses without significant interruption. The principal service suppliers to the Company include AT&T, the local exchange carriers throughout the country and AOL. Other parties whose ability to deal with Year 2000 issues could affect the Company include the Company's partitions and the credit card companies through which most of the Company's AOL customers are billed. The Company has made inquiry of some of these parties with which the Company has direct relationships regarding their respective levels of preparedness for Year 2000 issues as they may affect the Company and will continue to make such inquiries, as well as to monitor the public disclosures of such companies regarding their Year 2000 status. The responses to such inquiries generally have been non-committal regarding their levels of preparedness or their willingness to provide assurances to the Company. In almost all cases, the Company is not in a position to require either that these other companies give assurances to the Company as to their continued provision of services or that such companies take the necessary actions to assure that they will be ready for the Year 2000. Accordingly, while the Company has not been advised by any of these other companies on which it depends that they do not expect to be ready for Year 2000 issues, the Company does not believe it is in a position to project the likelihood of such parties' abilities to provide uninterrupted services to the Company. The Company has considered possible contingency plans, should one of these significant suppliers fail, including entering into contracts with long-distance service providers other than AT&T to support its OBN network. However, given the nature of the Company's relationships with most of these significant suppliers, it may be impracticable for the Company to replace them should they be unable to continue to provide these services. The failure of any of these companies to provide uninterrupted service to the Company likely would have a material adverse effect on the Company's business and its results of operations and financial condition.

     The Company does not separately identify costs incurred in connection with Year 2000 compliance activities. To date, however, the Company does not believe such costs to be significant because they generally have been incurred in normal course activities of the Company's internal personnel in regularly modifying and updating

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

its software programs. Future expenditures are not expected to be significant and will be funded out of operating cash flows.

                                    * * * * *

     Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to factors reflected elsewhere herein, important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AT&T or AOL, increased price competition for long distance services, failure of the marketing of long distance services under the AOL Agreement or the need to incur greater marketing costs to maintain expected customer bases, attrition in the number of end users, increased implementation of PIC freezes by local telephone companies, the occurrence of as yet generally unidentified problems related to the Year 2000 problem or other like date identification issues in computer systems and changes in government policy, regulation and enforcement. The Company undertakes no obligations to update its forward-looking statements.

                    TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

             On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. At this point, no classes have been certified. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously. The Company also is a party to certain legal actions arising in the ordinary course of business.

             The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) Not applicable.

        (b) Not applicable.

        (c) Not applicable.

        (d) Not applicable

Item 5. Other Information

        The Company announced on November 16, 1998 the appointment of Mr. Gabriel Battista, 54, as Chairman, Chief Executive Officer and President of the Company and the retirement of Mr. Daniel Borislow as the Company's Chairman and Chief Executive Officer upon Mr. Battista's assumption of such offices. Mr. Battista will commence employment with the Company in December 1998 and he will assume such offices as of January 4, 1999. The Company also announced the change of its name to Tel-Save.com, Inc.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit     11 Computation of Net Income Per Share
            Exhibit     27 Financial Data Schedule

        (b) Reports on Form 8-K
            Since June 30, 1998, the Company has filed the following Current Reports on Form 8-K:
            (i) September 18, 1998 where the Company disclosed status of its repurchase program and expectations regarding operating results for 1998 third quarter.
            (ii) October 29, 1998 where the Company announced estimated results for the third quarter of 1998 and the resumption of its authorized repurchases.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 16, 1998    TEL-SAVE HOLDINGS, INC.
                              (Registrant)

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