Form 10-K
period 1998-12-31
TEL SAVE COM INC
filed 1999-04-02
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1998

                           Commission File No. 0-26728

                               TEL-SAVE.COM, INC.
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

 Title of each class:                 Name of each exchange on which registered:
      None                                          Not applicable

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 1999 was approximately $556,725,623 based on the average of the high and low prices of the Common Stock on March 26, 1999 of $10.1875 per share as reported on the Nasdaq National Market.

As of March 26, 1999, the Registrant had issued and outstanding 60,100,182 shares of its Common Stock, par value $.01 per share.

                               TEL-SAVE.COM, INC.

                               INDEX TO FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     PART I


1.    BUSINESS.....................................................................................................

2.    PROPERTIES...................................................................................................

3.    LEGAL PROCEEDINGS............................................................................................

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................

                                     PART II

5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS......................................................................................................

6.    SELECTED CONSOLIDATED FINANCIAL DATA.........................................................................

7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

      AND RESULTS OF OPERATIONS....................................................................................
8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................................

9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL

      RELATED TRANSACTIONS.........................................................................................

                                    PART III

10.   DIRECTORS AND EXECUTIVE OFICERS OF THE REGISTRANT............................................................

11.   EXECUTIVE COMPENSATION.......................................................................................

12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................................

13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................................

                                     PART IV

14.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................................

                                       3



                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Tel-Save.com, Inc. (together with its subsidiaries, the "Company" or "Tel-Save.com") provides telecommunications services to business and residential customers throughout the United States, primarily through its e-commerce platform. The Company believes that it currently has the largest share of the e-commerce market for long distance telephone services. The Company's e-commerce platform is built around the Company's advanced online and web-enabled customer care, billing and information systems. The Company has announced that it will seek in the future to utilize its e-commerce business platform to market and sell new products and services, including the sale of advertising.

         The Company's telecommunication service offerings include long distance outbound service, inbound toll-free service and dedicated private line services for data. The Company markets its telecommunications services through its exclusive telecommunications marketing agreement with AOL and on the internet through its web site located at www.tel-save.com. The Company also sells its services on a wholesale basis.

         Tel-Save.com operates a network that carries a majority of its customers' calls. The Company's network includes Company-owned Lucent 5ESS-2000 switches located in selected areas throughout the United States. These switches are widely considered among the highest quality and most reliable telecommunications switches available in the market today. The network is further supported by agreements with major interexchange carriers that provide interconnections among the Company's switches and local carriers' switches, origination and termination of calls, overflow capacity, international long distance services and other services that the Company provides to its customers. The Company has also developed and integrated into its network sophisticated information and billing systems that allow the Company to manage its network efficiently and to provide its customers with high quality customer care and billing systems.

         In early 1997, the Company acquired from AOL rights to market and sell the Company's telecommunications services to AOL subscribers. The agreement with AOL has become an important part of the Company's current business strategy. A majority of the Company's customers come from AOL's rapidly growing subscriber base. As a result of the AOL agreement, the Company believes that it has one of the largest bases of online customers making repetitive purchases of products or services through online billing and automatic credit card payments.

         Under the AOL marketing agreement, the Company maintains sites on the AOL online network to provide for customer sign-up and to provide customers and potential customers with information about the Company's products and services as well as billing information and customer service. The Company provides these services and features using the Company's web-enabled technologies that allow the Company to offer e-commerce customers:

o        Detailed rate schedules and product and service related information.

o Fast and easy online sign-up for the Company's telecommunications services.

o        Credit card billing, avoiding costly and cumbersome paper billing.

o Real-time billing services and online information, providing customers with up-to-date billing information 24 hours a day, 7 days a week.

         Since the beginning of its relationship with AOL, the Company has negotiated a number of amendments to its agreements with AOL based on the experience gained by the Company in the marketing and sale of services to AOL subscribers. Substantial amendments negotiated with AOL during the fourth quarter of 1998 were completed on January 5, 1999. These amendments accomplished the following changes to the Company's relationship with AOL:

o Eliminated the Company's obligation to make profit-sharing and bounty payments to AOL and introduced fixed quarterly payments during the exclusivity period of the agreement.

o Altered the terms of the online and offline marketing arrangements between the Company and AOL. The Company maintains valuable marketing rights which continue under the agreement through June 2003.

o Extended the term of the AOL agreement, including the long distance and wireless exclusivity periods, up until June 2003 while eliminating any exclusive rights for marketing local telecommunications services, subject to payment of certain amounts to the Company. AOL can allow others to market long distance telephone and wireless services to the AOL membership after June 2000 by foregoing the fixed quarterly payments described above.

o Eliminated AOL's rights to receive further common stock warrants. AOL reported beneficial ownership (including the warrants) of approximately 11% of the Company's Outstanding common stock.

o Established the rights of the Company to offer additional services and products to AOL subscribers.

         In connection with the amendments to the AOL agreements, AOL made a significant equity investment in Tel-Save.com, acquiring 4,121,372 shares of common stock for $55 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. AOL retained existing warrants to acquire up to an additional 2,721,984 shares of the Company's common stock. For a discussion of certain rights of AOL to require the Company to reimburse AOL for certain losses on the sale of shares by AOL, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

         Tel-Save, Inc., the Company's predecessor and now its principal operating subsidiary, was incorporated in Pennsylvania in May 1989. The Company was incorporated in June 1995. The address of the Company's principal current executive offices is 6805 Route 202, New Hope, Pennsylvania 18938, and its telephone number is (215) 862-1500. The Company's web site is located at www.tel-save.com. The Company recently entered into a lease for a 3,700 square foot facility in Reston, Virginia, which will serve as the Company's future headquarters for the majority of its executive officers and marketing personnel. Unless the context otherwise requires, references to the "Company" or to "Tel-Save.com" refer to Tel-Save.com, Inc. and its subsidiaries.

SALES AND MARKETING

         The Company conducts its sales and marketing efforts both online, through AOL and the Company's own web site located at www.tel-save.com, as well as through traditional channels, such as direct mail, telemarketing and independent resellers or partition arrangements.

         In 1998, the Company's sales and marketing efforts focused almost exclusively on recruiting AOL subscribers as customers of its telecommunications services and establishing a substantial base of online customers. The Company's marketing efforts were carried out through online marketing initiatives over the AOL network and through a variety of direct marketing programs targeting AOL subscribers. For those AOL customers that have not subscribed to the Company's services online, the Company has a program with AOL for the referral of AOL customers by AOL directly to the Company's telephone service centers. During 1998, the Company invested substantial sums to establish quickly its subscriber base of AOL customers as part of the Company's e-commerce strategy.

         The Company's own web site is located at www.tel-save.com and is the platform for marketing the Company's telecommunications services and for enabling customers to sign up for the Company's services through the internet.

         With the development of the Company's advanced sign up and billing systems, customers can purchase the Company's telecommunications services while online on AOL's network or through the Company's own web site. The Company employs its own proprietary billing systems to enable online billing and credit card payment, eliminating the need for costly paper billing. The Company's billing system enables a customer to view his or her bill online or over the internet on a real-time basis with the call detail and cost for most calls posted within minutes after a customer completes a call. The Company believes that its online billing systems provide it with a competitive advantage in the online market for telecommunications services.

         The Company's rights to market long distance and wireless telecommunications services on AOL on an exclusive basis expire on June 30, 2003. AOL may elect after June 30, 2000 to allow others to market long distance and wireless telecommunications services over the AOL network if AOL elects to forego annual payments from the Company under the agreement (at least $60 million in the 12 months ending June 30, 2001). Absent a termination of the AOL agreement upon a breach of the agreement, the Company is entitled to continue marketing its products and services on the AOL network through June 2003. The minimum marketing rights available to the Company under the AOL agreement throughout the term of the agreement until June 2003 include varying ranges of the following rights and benefits:

o Regular, monthly and daily AOL welcome screen advertisements, pop-up advertisements and other on-screen promotions and advertisements.

o Telemarketing and direct mail to advertise the Company's products to AOL subscribers, other than subscribers who have elected not to receive telemarketing calls or other promotional materials through AOL.

o A program for promoting the Company's products to specified percentages of AOL subscribers who call AOL's customer inquiry centers.

o        Specified  relationship marketing rights, which extend beyond 2003 .

o The right (either exclusive or non-exclusive) to market and sell wireless, long distance and other products and services over the AOL online network.

         Because of significant marketing rights that continue even after a termination of the exclusivity period under the AOL agreement, the Company is unable to determine at this date whether the early termination of the exclusivity period and the release of the Company's obligation to make the fixed payments to AOL will be beneficial or detrimental to the Company's business. The Company believes that the exclusivity feature of the AOL agreement has given the Company a valuable lead in marketing telecommunications services to AOL subscribers. However, the Company is unable to predict: (1) whether potential competitors of the Company will be willing to pay the substantial sums that the Company believes would be required to compensate AOL for foregoing the fixed payments to be paid by the Company during the long distance exclusivity period; or (2) whether potential competitors would be required, or otherwise be willing, to invest the substantial sums that the Company believes would be required to acquire a base of AOL customers for telecommunications services comparable to the Company's existing base of AOL subscribers.

         Tel-Save.com also provides, as a declining portion of its business, telecommunications services to small and medium-sized businesses through independent resellers. Although the Company still serves many customers in this manner, such partitions no longer comprise a majority of the Company's business as they once did.

THE COMPANY'S NETWORK

         To provide its telecommunications services to customers, the Company predominantly uses its telecommunications network, One Better Net ("OBN"). The Company generally uses OBN to provide services directly to its end users and partitions. As of December 31, 1998, the Company provisioned more than 80% of the lines using its services over OBN.

         Controlling its own network provides the Company with advantages compared to when the Company operated strictly as a reseller of the telecommunications services of other carriers. With the deployment of OBN, the Company has lowered its costs of providing long distance services to its customers and has established greater control over those costs. This control allows the Company to manage its growth as a telecommunications service provider and to target its marketing efforts according to the overhead costs of delivering its services.

Structure of the Network

         The Company's network is comprised of equipment that is either owned or leased by the Company and contracts for certain telecommunications services that the Company maintains with a variety of other carriers. The Company owns, operates and maintains five Lucent 5ESS-2000 switches in its network. These switches are generally considered the most reliable in the telecommunications industry and feature the Digital Networking Unit--SONET technology. The Digital Networking Unit is a switching interface that is designed to increase the reliability of the 5ESS-2000 and to provide much greater capacity in a significantly smaller footprint.

         The switches are connected to each other by connection lines and digital cross-connect equipment that the Company leases. See "Service Agreements with Other Carriers." The Company also has installed lines to connect its OBN switches to switches owned by various local telecommunications service carriers. The Company is responsible for maintaining these lines and has entered into a contract with GTE with respect to the monitoring, servicing and maintenance of this equipment.

         The access charges that the Company pays to connect its switches to a local carrier's switch represent a substantial portion of the total cost of providing long distance services over OBN. As a result of the Telecommunications Act of 1996 and the ongoing regulatory and judicial interpretations thereunder, it is generally expected that the entry over time of competitors into the local service market will result in the lowering of access fees, but there is no assurance that this will occur. To the extent it does occur, the Company will receive the benefit of any future reduction in such access fees for calls serviced over OBN. See "Regulation" for a discussion of universal service contributions imposed on carriers, which may offset some or all of the savings from lower access charges.

         In addition, the Company maintains contracts with other carriers that provide it with a variety of other services. See "Service Agreements with Other Carriers." These contracts include services for assisting with the overflow of telecommunications traffic over OBN, for carrying calls internationally and for providing directory assistance and other operator assisted calls. The combination of these contracts permits the Company to obtain a particular type of service from more than one carrier at a given time and gives the Company the flexibility to seek the best rates available for a particular service at a given time.

         The fact that the Company operates its own switches subjects the Company to risk of significant interruption. Fires or natural disasters, for example, could cause damage to the Company's switching equipment or to transmission facilities connecting its switches. Any interruption in the Company's services over OBN caused by such damage could have a material adverse impact on the Company's financial condition and results of operations. In such circumstances, the Company could attempt to minimize the interruption of its service by carrying traffic through its overflow and resale arrangements with other carriers.

         The Company has continued to expand the capacity of OBN to meet its increased demand and believes that such capacity may be further expanded at reasonable cost to meet the Company's needs in the foreseeable future, including expansion resulting from the Company's relationship with AOL and the launch of its own web site.

Service Agreements with Other Carriers

The Company historically obtained services from AT&T through multiple contract tariffs. With the deployment of OBN, the Company requires fewer such services from that carrier to sell its services. Instead of relying on exclusively on AT&T, the Company has entered into and is currently negotiating contracts with various long distance and local carriers of telecommunications services (of which one contract is with AT&T) for both its OBN and reselling operations. These services enable the Company to:

o        Connect the Company's OBN switches to each other

o        Connect   the   Company's   switches   to   the   switches   of   local
         telecommunications service carriers

o        Carry overflow traffic during peak call times

o        Connect international calls

o        Provide directory assistance and other operator assisted services

         With respect to connections to local carriers, overflow, international and operator assisted services, the Company maintains contracts with more than one carrier for each of these services. The Company believes that it is no longer dependent upon any single carrier for these services. Currently, many price differences exist in the market for purchasing these services in bulk. For example, one carrier may offer the lowest international rates to one country while another offers the lowest rates to a different country. Under the terms of the Company's contracts with its various carriers, the Company is able to choose which services and in what volume (with some minimum commitments) the Company wishes to obtain the services from each carrier. This flexibility enables the Company to minimize its costs for such services by purchasing those services that offer the Company the best rates at a given time.

         In February 1999, the Company terminated its old Master Carrier Agreement and its IRU Agreements with AT&T and entered into a new Master Carrier Agreement with AT&T. The agreement provides the Company with a variety of services, including transmission facilities to connect the OBN switches as well as services for international calls, overflow traffic and operator assisted calls. The new contract eliminated a requirement for the Company to purchase the majority of its requirements for these services from AT&T and replaced it with a requirement for the Company to purchase minimum dollar amounts of services from AT&T during the term of the agreement. The Company does not anticipate any difficulty in satisfying these minimum requirements.

Information and Billing Services

         In connection with its online billing area under the AOL agreement, the Company developed advanced online billing and information systems in connection with its online initiative with AOL. In March 1999, the Company began providing its non-AOL customers with online access to billing information through its website (www.tel-save.com) which enables customers to view their billing information and call detail within minutes of completing a call. The Company believes this online service provides the most current billing information to customers offered by any telecommunications company. The Company also acquires billing and customer care services from other carriers and third party intermediaries.

         The Company provides to each partition computerized management systems that control order processing, accounts receivable, billing and status information in a streamlined fashion. Furthermore, when applicable, the systems interface with third party billing systems for order processing and billing services. Enhancements and additional features are provided as needed.

         The information functions of the system are designed to provide easy access to all information about an end user, including volume and patterns of use, which will help the Company and partitions identify other valuable services that might be well suited for that end user. The Company also expects to use such information to identify emerging end user trends and respond with services to meet end users' changing needs. Such information also allows the Company and its partitions to identify unusual or declining use by an individual end user, which may indicate fraud or that an end user is switching its service to a competitor. Recently released FCC rules, however, may limit the Company's use of such customer proprietary network information. See "Regulation."

COMPETITION

         Competition is intense in the long distance industry, even as the market continues to expand. Based on published FCC estimates, toll service revenues of U.S. long distance carriers have grown from $38.8 billion in 1984 to $88.6 billion in 1997. Although the Company believes that it has the human and technical resources to compete effectively, the Company's success will depend upon its continued ability to provide profitably high quality, high value services at prices generally competitive with, or lower than, those of its competitors.

         The Company has numerous competitors, many of which are substantially larger and have greater financial, technical and marketing resources than the Company. Three large carriers, AT&T, MCI WorldCom and Sprint, generate approximately 80% of aggregate revenue in the U.S. long distance industry. Approximately 140 other carriers account for the remainder of the long distance market. The aggregate market share (based on operating revenues) of all long distance carriers other than AT&T, MCI WorldCom and Sprint has grown from 2.6% in 1984 to 19.8% in 1997. During the same period, the market share of AT&T declined from 90.1% to 44.5%.

         The long distance market is subject to pricing pressure. The major carriers have targeted price plans at residential customers (the Company's primary target market under the AOL Agreement and its internet offering) with significantly simplified rate structures, which may lower overall long distance prices. Competition is fierce for the small to medium-sized businesses that the Company also serves. Additional pricing pressure may come from the introduction of new technologies, such as a internet telephony, which seek to provide voice communications at a cost below that of traditional circuit-switched long distance service. Reductions in prices charged by competitors may have a material adverse effect on the Company.

         The Company also competes on the basis of the quality of customer service that it provides to end users. The Company believes that its online and web-enabled billing and information systems have been an important factor in attracting customers from the AOL subscriber base and will be an important factor in determining the success of its overall e-commerce initiatives. There can be no assurance that competitors will not develop online billing and information systems that are comparable to the Company's systems.

         The impending entry of the Bell operating companies ("BOCs") into the long distance market may further heighten competition. Under the Telecommunications Act of 1996, the BOCs were authorized to provide long distance service that originates outside their traditional services areas, and may gain authority to provide long distance service that originates within their region after satisfying certain market opening conditions. No BOC has yet been certified as having met all of the conditions. The FCC, the Department of Justice and state regulators, however, have been working with the BOCs to ensure they satisfy the conditions, and some analysts are predicting the BOCs' entry into the long distance market could begin in some states by the end of 1999. BOC entry into the long distance market means new competition from well-capitalized, well-known companies. While the Telecommunications Act includes certain safeguards against anti-competitive conduct by the BOCs, it is impossible to predict whether such safeguards will be adequate or what effect such conduct would have on the Company. Because of the BOCs' name recognition in their existing markets, the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of interpretations of the Telecommunications Act favorable to the BOCs, it may be more difficult for other providers of long distance services, such as the Company, to compete.

         Consolidation and alliances across geographic regions (e.g., Bell Atlantic/Nynex/GTE and SBC/Pacific Telesis Group/SNET/Ameritech) and in the long distance market (e.g., MCI/WorldCom domestically and France Telecom/Deutsche Telekom/Sprint and AT&T/British Telecom internationally) and across industry segments (e.g., MCI WorldCom/MFS/UUNet and AT&T/Teleport/TCI) may also intensify competition from significantly larger, well-capitalized carriers. Such consolidation and alliances are providing some of the Company's competitors with the capacity to offer a "bundle" of services, including local, long distance and wireless telephone service, as well as Internet access and cable television service.

         The competitive telecommunications marketplace is marked by a high rate of customer attrition. The Company's competitors engage in national advertising campaigns, telemarketing programs and offer cash payments and other incentives to the Company's end users, who are not obligated to purchase any minimum usage amount and can discontinue service, without penalty, at any time. There can be no assurance that the Company will be able to continue to replenish its end user base, and failure to do so would have a material adverse effect on the Company.

         Although the Company currently enjoys exclusive marketing rights with AOL, the Company's online marketing and provision of telecommunications services has been widely imitated, by competitors on the internet and through their own web site offerings, numerous competitors now offer over the internet and on their own web sites or through links from other web sites sign-up and billing and automatic payment through a credit card. The Company believes that its real-time, online billing system is unique in the marketplace and currently gives the Company a competitive advantage in the e-commerce market for telecommunications services. There can be no assurance, however, that potential competitors will not develop comparable billing and information systems. The Company from time to time considers providing telecommunications services it has not previously provided, such as wireless services, and which new services, if offered, would face the same competitive pressures that affect the Company's existing services. The Company faces competition not only from other providers of presubscribed long distance service, but also from dial-around long distance service and prepaid long distance calling cards.

         One of the Company's principal competitors, AT&T, is also a major supplier of services to the Company. The Company links some of its switching equipment with transmission facilities and services purchased or leased from AT&T and resells services obtained from AT&T. The Company also utilizes AT&T and ACUS to provide certain billing services.

REGULATION

         The Company's provision of communications services is subject to government regulation. The Federal Communications Commission ("FCC") regulates interstate and international telecommunications, while the states regulate telecommunications that originate and terminate within the same state. Changes in existing regulations could have a material adverse effect on the Company.

         The Company's marketing of its AOL based services, the Company's marketing over the internet, the Company's other current and past direct marketing efforts, and the marketing efforts of the Company's partitions all require compliance with relevant federal and state regulations that govern the sale of telecommunications services. The FCC and some states have rules that prohibit switching a customer from one long distance carrier to another without the customer's consent and specify how that consent can be obtained and must be verified. Most states also have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. While directed at curbing abusive marketing practices, unless carefully designed and enforced, such rules can have the incidenta l effect of entrenching incumbent carriers and hindering the growth of new competitors, such as the Company.

         Restrictions on the marketing of telecommunications services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized conversion of a customer's preselected telecommunications carrier) and "cramming" (the unauthorized provision of additional telecommunications services). The Telecommunications Act of 1996 strengthened penalties against slamming, and the FCC recently issued rules tightening federal requirements on the verification of orders for telecommunications services and establishing additional financial penalties for slamming. The FCC is also considering new rules that would require that sales of telecommunications services made over the internet be verified through a telephone call or other off-line method. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. The constraints of federal and state regulation, as well as increased FCC and state enforcement attention, could limit the scope and the success of the Company's and its partitions' marketing efforts and subject them to enforcement action.

         Allegedly to combat slamming, many local exchange carriers have initiated "PIC freeze" programs that, once selected by the customer, then require a customer seeking to change long distance carriers to contact the local carrier directly instead of having the long distance carrier contact the local carrier on the customer's behalf. Many local carriers have imposed burdensome requirements on customers seeking to lift PIC freezes and change carriers, and thereby made it difficult for customers to switch to the Company's long distance service.

         Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunications carriers such as the Company. The FCC has released rules that severely restrict the use of "customer proprietary network information" (information that a carrier obtains about its customers through their use of the carrier's services). These rules may make it more difficult for the Company to market additional telecommunications services (such as local and wireless), as well as other services and products, to its existing customers, if and when the Company begins to offer such services and products.

         The FCC requires the Company and other providers of telecommunications services to contribute to the universal service fund, which helps to subsidize the provision of local telecommunications services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The Company's contributions to the universal service fund could increase over time, and some of the Company's potential competitors (such as providers of Internet telephony) are not currently, and in the future may not be, required to contribute to the universal service fund.

         The FCC imposes additional reporting, accounting, record-keeping and other regulatory obligations on the Company. The Company must offer interstate services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. The Company must file tariffs listing the rates, terms and conditions of the Company's service, but the FCC has proposed to abolish some tariff filing requirements and instead mandate the posting of similar information on the Internet. Although the Company's tariffs, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and have never been contested. The Company may be subject to forfeitures and other penalties for violating the FCC's rules.

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

         The Company's partitions are also subject to the same federal and state regulations as the Company, and any change in those regulations, or any enforcement action, could adversely affect the partitions and their demand for the Company's services. To the extent that the Company makes additional telecommunications service offerings, the Company may encounter additional regulatory constraints.

EMPLOYEES

         As of December 31, 1998, the Company employed 525 persons. The Company considers relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company leases an approximately 19,200 square foot facility in New Hope, Pennsylvania that currently serves as the Company's headquarters. On January 20, 1999, the Company entered into a lease for a 3,700 square foot facility in Reston, Virginia, which will serve as the Company's future headquarters for a majority of the Company's executives and marketing personnel. The Company also leases properties in the cities in which OBN switches have been installed.

With respect to the Company's customer service operations in connection with its agreement with AOL, the Company owns a 32,000 square foot facility located in Clearwater, Florida.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on December 30, 1998 ("Annual Meeting");

(b)      Not applicable.

(c) At the Annual Meeting, the stockholders of the Company considered and approved the following proposals:

         (i) Election of Directors. The following sets forth the nominees who were elected directors of the Company for the term expiring in the year indicated as well as the number of votes cast for, against or withheld:



                                      VOTES

Term (year expires)     Name                  For                  Against               Withheld

2001                    Daniel Borislow*      32,947,114           0                     23,088
2001                    Ronald R. Thoma       32,947,114           0                     23,088


* Effective January 5, 1999, Mr. Borislow resigned as Director and Chairman of the Board of Directors of the Company.



(ii) At the Annual Meeting, the stockholders approved a proposal to approve the Company's 1998 Long-Term Incentive Plan, which provides for the issuance of up to 5,000,000 shares of the Company's Common Stock to employees and directors of the Company selected at the discretion of a committee (initially, the Compensation Committee) of the Board of Directors of the Company. The proposal received 26,750,198 votes in favor, 6,218,455 votes in opposition and 1,529 votes abstained from such matter.

(iii) At the Annual Meeting the stockholders approved the appointment of BDO Seidman LLP as independent certified public accountants of the Company. The appointment received 32,967,942 votes in favor, 2,111 votes in opposition and 129 votes abstained from such matter.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $.01 par value per share ("Common Stock"), is traded on the Nasdaq National Market under the symbol "Talk". High and low quotations listed below are actual sales prices as quoted in the Nasdaq National Market and as reported by Tradeline:

Common Stock                                         Price Range of Common Stock
------------                                         ---------------------------

                                                  High                Low
                                                  ----                ---

1997

First Quarter                                     20  5/8             12  1/4
Second Quarter                                    17  1/2             13  1/4
Third Quarter                                     24  3/16            13  3/4
Fourth Quarter                                    26  1/16            16  5/16

1998

First Quarter                                     30                  19  1/4
Second Quarter                                    24  5/16            13  9/16
Third Quarter                                     19  3/8             9   1/16
Fourth Quarter                                    19  3/8             4  23/32

1999

First Quarter (through March 30, 1999             22  1/2             7  1/2

As of March 24,  1999,  there were  approximately  366 record  holders of Common
Stock.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES

On or about December 30, 1998, the Company issued 500,000 shares of Common Stock, in the aggregate, to Menachem Goldstone and Avrohom Oustatcher in connection with a settlement among Mssrs. Goldstone, Oustatcher and the Company. Messrs. Goldstone and Outstatcher are former employees and consultants of the Company.

On or about December 16, 1998, the Company issued 130,000 shares of Common Stock to Michael Ferezacca in connection with his execution of an employment agreement with the Company.

On or about December 30, 1998, the Company issued 758,359 shares of Common Stock, in the aggregate, to the entities described below in connection with the conversions of certain convertible notes that had been issued by the Company to such as entities, as follows: 150,922 shares of Common Stock to Kennilworth Partners LP II, 236,900 shares to Taft Securities, L.L.C., 194,380 shares to Aragon Investments, Ltd. and 176,157 shares to Olympus Securities, Ltd. The Company has been advised that Citadel Limited Partnership is the trading manager of each of Taft Securities, L.L.C., Aragon Investments, Ltd. and Olympus Securities, Ltd. and consequently has voting control and investment discretion over securities held by those entities. Citadel Limited Partnership, Taft Securities, L.L.C., Aragon Investments, Ltd. and Olympus Securities, Ltd. each disclaims beneficial ownership of the securities held by the other entities.

Each of the above issuances were made by the Company in reliance in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included elsewhere in this Form 10-K.



                                                                  YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                                      1998           1997            1996            1995             1994
                                                      ----           ----            ----            ----             ----
                                                                       (In thousands, except per share amounts)

Consolidated Statements of Income Data:

  Sales                                             $448,600       $304,768         $232,424        $180,102         $82,835
  Cost of sales                                      361,957        294,484          200,597         156,121          70,104
  Gross profit                                        86,643         10,284           31,827          23,981          12,731
   General and administrative expenses                41,939         34,650           10,039          6,280            3,442
  Promotional, marketing and advertising -
     primarily AOL                                   210,552         60,685               --              --              --
  Significant other charges                           91,025             --               --              --              --
  Operating income (loss)                           (256,873)       (85,051)           21,788         17,701           9,289

  Investment and other income (expense),
  net                                                (11,175)        50,715            10,585             331             66
  Income (loss) before income taxes                 (268,048)       (34,336)           32,373         18,032           9,355
  Provision (benefit)  for income taxes (1)(2)        40,388        (13,391)           12,205          7,213           3,742
  Income (loss) before extraordinary gain (1)       (308,436)       (20,945)           20,168         10,819           5,613
  Extraordinary gain                                  87,110             --               --              --              --
  Net income (loss) (1)                            $(221,326)      $(20,945)       $   20,168       $ 10,819         $ 5,613
  Income (loss) before extraordinary gain                           $               $               $
     per share - Basic (1)                          $  (5.20)         (0.33)            0.38            0.34         $  0.20
  Extraordinary gain per share - Basic                  1.47             --               --              --              --
  Net income (loss) per share - Basic (1)            $ (3.73)       $ (0.33)        $   0.38        $   0.34         $  0.20
  Weighted average common shares outstanding
     - Basic                                          59,283         64,168           52,650          31,422          28,650
  Income (loss) before extraordinary gain           $  (5.20)       $               $               $                $  0.18
     per share - Diluted (1)                                          (0.33)            0.35            0.32
  Extraordinary gain per share - Diluted                1.47             --               --              --              --
  Net income (loss) per share - Diluted(1)           $ (3.73)       $ (0.33)        $   0.35        $   0.32         $  0.18
  Weighted average common and common
     equivalent shares outstanding -Diluted           59,283         64,168           57,002          33,605          30,663


                                                                              AT DECEMBER 31,
                                        --------------------------------------------------------------------------------------------
                                          1998(3)           1998            1997             1996            1995           1994
                                          -------           ----            ----             ----            ----           ----
                                         Pro Forma                                    (In thousands)

Consolidated Balance Sheets Data:
Working capital                          $ 12,658        $   13,061       $634,788          $175,597        $38,171        $12,265
Total assets                              215,749           272,560        814,891           257,008         71,388         21,435
Convertible debt                          114,762           242,387        500,000                --             --             --
Total stockholders' equity                (65,971)         (136,785)       222,828           230,720         41,314         14,042
(deficit)



         (1) For the year and period ended December 31, 1994 and September 19, 1995, the Predecessor Corporation elected to report as an S corporation for federal and state income tax purposes. Accordingly, the Predecessor Corporation's stockholders included their respective shares of the Company's taxable income in their individual income tax returns. The pro forma income taxes reflect the taxes that would have been accrued if the Company had elected to report as a C corporation.

        (2) The provision for income taxes in 1998 represents a valuation allowance for deferred tax assets recorded in prior periods and current tax benefits which may result from the 1998 loss. The Company provided the valuation allowances in view of the loss incurred in 1998, the uncertainties resulting from intense competition in the telecommunications industry and the lack of any assurance that the Company will realize any tax benefits.

         (3) The pro forma financial data as of December 31, 1998 gives effect to the January 5, 1999 investment of $55.0 million by America Online, Inc. and the January 5, 1999 repurchase of $127,625,000 face amount of convertible debt for $109.1 million from trusts for the benefit of the children of the former Chairman and Chief Executive Officer, consisting of a cash payment of $55.4 million and the transfer of the $53.7 million principle amount of the note receivable from WorldxChange.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of sales:



                                                                      1998                1997                1996
                                                                      ----                ----                ----
Sales                                                                 100.0%              100.0%              100.0%
Cost of sales                                                          80.7                96.6                86.3
                                                                     ------              ------              ------

Gross profit                                                           19.3                 3.4                13.7
General and administrative expenses                                     9.3                11.4                 4.3
Promotional, marketing and advertising expenses - primarily
   AOL                                                                 46.9                19.9                  --
Significant other charges                                              20.3                 --                   --
                                                                     ------              ------              ------

Operating income (loss)                                               (57.2)              (27.9)                9.4
Investment and other income (expense), net                             (2.5)               16.6                 4.5
                                                                     ------              ------              ------

Income (loss) before income taxes                                     (59.7)              (11.3)               13.9
Provision (benefit) for income taxes                                    9.0                (4.4)                5.2
                                                                     ------              ------              ------

Income (loss) before extraordinary gain                               (68.7)               (6.9)                8.7
Extraordinary gain                                                     19.4                  --                 --
                                                                     ------              ------              ------

Net income (loss)                                                     (49.3)%              (6.9)%               8.7%
                                                                   =========            ========            =======




YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Sales. Sales increased by 47.2% to $448.6 million in 1998 from $304.8 million in 1997. The increase in sales resulted primarily from the Company's marketing campaign directed at generating new customers under the AOL Agreement. This AOL-related sales increase offset a decrease in the Company's non-AOL sales, and reflected, to a lesser extent, the Company's focus on marketing under the AOL Agreement.

         Since entering into the AOL Agreement in February 1997, the Company and AOL have had frequent discussions, and have negotiated a number of changes including a substantial amendment in January 1999, regarding the marketing of services under the AOL Agreement and expenditures by the Company in connection with such marketing, particularly off-line marketing programs. While these marketing agreements, principally those related to off-line marketing, have significantly contributed to the rate of growth in the Company's AOL-related business, AOL-related sales could be affected adversely by the intense competition in this industry and have continued to be affected adversely by the PIC freezes implemented by the local telephone companies. Accordingly, there can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

         Cost of Sales. Cost of sales increased by 22.9% to $362.0 million in 1998 from $294.5 million in 1997 as a result of increased sales offset by certain charges in 1997, totaling $41.5 million, discussed below.

         Gross Margin. Gross margin increased to 19.3% in 1998 from 17.0%, excluding certain charges totaling $41.5 million (as described below) in 1997. The increase in gross margin was primarily due to lower network usage costs for OBN services and lower local and international access charges, in each case on a per call basis. The Company anticipates that gross margins will continue to increase; however, price competition continues to intensify for the Company's products and this trend can be expected to continue to put downward pressure on gross margins.

         General and administrative expenses. General and administrative expenses increased by 21.0% to $41.9 million in 1998 from $34.7 million in 1997. The increase in general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the general and administrative expense incurred as a result of the acquisitions of Compco, Inc. and ADS which were acquired in November 1997 and January 1998, respectively and increased fees for professional services.

         Promotional, Marketing and Advertising Expense - Primarily AOL. During 1998 the Company incurred $210.6 million of expenses to expand its online customer base. These expenses included $49.7 million for online advertising under the AOL Agreement, $22.0 million for the value of performance warrants granted to AOL for net customer gains and $138.9 for offline advertising. During 1997, the Company incurred $60.7 million that consisted of $35.9 million for exclusivity under the AOL Agreement, $13.2 million for production of advertising, $7.9 million for online advertising for the fourth quarter of 1997, $1.2 million representing the value of performance warrants paid to AOL for net customer gains and $2.5 million for other advertising.

         Significant Other Charges. Significant other charges consist of $91.0 million of expenses incurred in the fourth quarter of 1998 related to changes in the Company's basic business operations.

         As discussed above the Company negotiated substantial amendments to the AOL and CompuServe agreements which among other things reduced the amount of online advertising that the Company was entitled to over the remaining term of the agreement and eliminated payments and issuance of warrants to AOL for subscriber gains and profit sharing payments to AOL. The Company agreed to fixed quarterly payments ranging from $10 - $15 million during the exclusivity period of the agreement and AOL agreed to contribute up to $4.0 million per quarter for offline marketing. As a result of the amendment the Company wrote off prepaid AOL, CompuServe and other marketing expenses of $37.6 million.

         In connection with hiring a new Chairman and Chief Executive Officer and several other key executive personnel and severance payments relating to this change in management, the Company incurred $12.7 million of incentive and severance expense.

         The Company acquired ADS Holdings, Inc. (formerly Symetrics, Inc.), a manufacturer of digital telephone switching equipment, in January, 1998 for $18.6 million. This Company planned to complete development of a digital switch to provide state of the art features for use in the Company's operations as a competitive local exchange carrier. The Company allocated $21 million of the acquisition cost to purchased research and development expense in the first quarter of 1998 and continued to invest in additional research and development throughout 1998. In November 1997, the Company acquired Compco, Inc, a provider of communications software in the college and university marketplace for $13.7 million which exceeded the net assets acquired by $10.6 million. In the fourth quarter of 1998, the Company decided to sell the assets of ADS Holdings, Inc. and to delay entry into the college and university marketplace. As a result the assets of ADS Holdings, Inc. and Compco, Inc. were written down to expected realizable value. The Company recorded $15 million relating to the impairment of these assets and reclassified $22.2 million of research and development expense to significant other costs.

         In  the  fourth   quarter  of  1998,  the  Company   reconfigured   its
telecommunications network, OBN, to provide for fiber optic connections among its switches and incurred $3.5 million of expense.

         Investment and Other Income (Expense), Net. Investment and other income (expense), net was $(11.2) million in 1998 versus $50.7 million in 1997. During 1998, investment and other income (expense), net consists primarily of investment income and trading losses of $11.0 million offset by interest expense related to the Company's Convertible Notes of $22.2 million.

         Provision for Income Taxes. The Company had recorded net deferred tax assets at December 31, 1997and March 31, 1998 primarily representing net operating loss carry-forwards and other temporary differences because the Company believed that no valuation allowance was required for these assets due to future reversals of existing taxable temporary differences and expectation that the Company will generate taxable income in future years. In June 1998, the Company decided to make substantial marketing and advertising expenditures to establish a broad base of online customers from AOL's membership. As discussed above, these expenditures led to a significant loss for 1998. In view of these losses, the uncertainties resulting from intense competition in the telecommunications industry and the lack of any assurance that the Company will realize any of the tax benefits, the Company decided in June 1998 to provide a 100% valuation allowance for the previously recorded deferred tax benefits and to provide a 100% valuation allowance for the current and future tax benefits resulting from the 1998 loss. Valuation allowances of approximately $78.4 million were included in provision for income taxes, for the year ended December 31, 1998.

         Extraordinary Gain. During 1998, the Company recorded an extraordinary gain of $87.1 million in connection with the acquisition of the Company's convertible debt at a discount.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Sales. Sales increased by 31.1% to $304.8 million in 1997 from $232.4 million in 1996. The increase in sales resulted primarily from the marketing of the Company's OBN services and the addition of new partitions. One partition, Group Long Distance Inc., accounted for approximately 13% of the Company's sales in 1997.

         Cost of Sales. Cost of sales increased by 46.8% to $294.5 million in 1997 from $200.6 million in 1996 as a result of increased sales and charges of $11.5 million primarily as a result of the Company's change in its accounting for customer acquisition costs, and $30.0 million primarily related to the restructuring of its sales and marketing efforts (Note 3).

         Gross Margin. Gross margin decreased to 3.4% in 1997 from 13.7% in 1996. The decrease in gross margin was primarily due to the charges discussed above. Absent these charges, gross margin increased to 17.0% in 1997 from 13.7% in 1996, due to lower network costs for OBN services which were lower on a per call basis when compared to the costs of purchasing these services.

         General and administrative expenses. General and administrative expenses increased by 245.2% to $34.7 million in 1997 from $10.0 million in 1996. The increase in general and administrative expenses was due primarily to compensation expenses related to the issuance of options to and the purchase of shares of Company common stock by executive officers of the Company in connection with the commencement of their employment with the Company, the costs associated with hiring additional personnel to support the Company's continuing growth, the development costs associated with AOL and increased fees for professional services.

         Other Income. Other income was $50.7 million in 1997 versus $10.6 million in 1996. Other income in 1997 consists primarily of fees for customer service and support for the marketing operations of the Company's carrier partitions in 1997 of $8.1 million and investment income earned by the Company. In 1997, other income also includes $32.1 million, net of related costs, associated with the break-up of a proposed merger between the Company and STF.

         Provision for income taxes. The Company's effective tax rate increased to 39.0% in 1997 from the effective tax rate of 37.7% in 1996 primarily due to an anticipated higher effective state tax rate in 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $13.1 million and $634.8 million at December 31, 1998 and 1997, respectively. The significant decrease in working capital at December 31, 1998, when compared to historical amounts, is primarily a result of the repurchase of the Company's securities, the loss for the year which was primarily attributble to the advertising and marketing expenditures incurred in connection with the AOL Agreement and significant other charges, the advance to WXC described below, and the increase in accounts payable, primarily reflecting recent rapid growth in the Company's AOL business.

         The Company expended an aggregate of $429.9 million and $125.4 million of cash, Company common stock and other consideration for the repurchase of outstanding securities during 1998 and 1999, respectively. Under various authorizations from the Board of Directors during 1998 the Company repurchased approximately 18.8 million shares for an aggregate of $265.1 million ($239.9 million cash and $25.2 million in other consideration) and repurchased approximately $257.6 million principal amount of the Company's Convertible Notes for approximately $164.8 million ($86.3 million in cash, $69.5 million in Company common stock and $9.0 million in other consideration). In the first quarter of 1999, the Company (a) purchased from Mr. Borislow and two trusts for the benefit of Mr. Borislow's children $76,557,000 aggregate principal amount of the Company's Convertible Notes for $65.4 million in cash (b) exchanged the $53.7 million remaining on the WXC Notes (as defined below) to a trust for the benefit of Mr. Borislow's children for $62,545,000 aggregate principal amount of the Company's Convertible Notes and (c) purchased $9,000,000 aggregate principal amount of the Company's Convertible Notes for $6.3 million in Company common stock. To date, with these most recent acquisitions, the Company had reduced the principal amount outstanding of its Convertible Notes to $94.3 million ($66.9 million of 4 1/2% notes and $27.4 million of 5% notes) of which approximately $52.4 million continues to be held by one of such trusts.

         The Company invested $16.9 million in capital equipment during 1998.

         In connection with the Company entering into the Telecommunications Service Agreement ("TSA") with Communication Telesystems International d/b/a/ WorldxChange Communication ("WXC"), the Company advanced $56.2 million to WXC which was due and payable on November 30, 2000 ("WXC Notes"). Interest on the WXC Notes is payable quarterly commencing November 25, 1998 at a rate of 12.5% per annum. The Company purchases international termination telecommunication services pursuant to the TSA. The note which had a remaining principal balance of $53.7 million was exchanged for $62,545,000 face amount of Convertible Notes on January 5, 1999.

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of the Company's common stock as of March 26, 1999, the reimbursement amount would be approximately $35.5 million. AOL also has the right on termination of long distance exclusively to require the Company to repurchase 2,721,984 warrants to purchase common stock of the Company held by AOL for a minimum price of $36.3 million. The Company has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has not advised the Company that it intends to sell any shares during the relevant period. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

         The Company is subject to certain restrictions under the terms of certain registration rights agreements that could affect the Company's ability to raise capital. Under these agreements, entered into by the Company for the benefit of Mr. Borislow and two trusts for the benefit of his children (the "Trusts"), the Company has agreed that so long as Mr. Borislow continues to own at least 2% of the Company's outstanding common stock, the Company will use up to 40% of the proceeds from the sale of any public or private debt securities, excluding borrowings from a commercial bank or financial institution, to repurchase the Company's Convertible Notes held by Mr. Borislow or the Trusts and that until June 2000, the Company will not sell any shares of captial stock of the Company without the consent of Mr. Borislow (other than sales of common stock on exercise of options on rights so long as the proceeds are used to repurchase common stock of the Company held by Mr. Borislow or the Trusts).

         The Company generally does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

         The Company does not, and has not historically, required significant amounts of working capital for its day to day operations. The Company believes that its current cash positions and the cash flow expected to be generated from operations, will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months. The Company believes that, at its current market price, its cash flow from operations will be sufficient to fund any reimbursement amount in the event that AOL elects after May 31, 1999 to sell its shares of the Company's common stock at a price below $19 per share and that , alternatively, it also has the ability to obtain the necessary financing to find its obligations under the AOL Investment Agreement. Should the Company seek to raise additional capital, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

         YEAR 2000

         The "Year 2000 issue" refers to the potential harm from computer programs that identify dates by the last two digits of the year rather than using the full four digits. Such programs could fail due to misidentification of dates on or after January 1, 2000. If such a failure were to occur to the Company's internal computer-based systems or to the crucial computer-based systems operated by third parties, the Company could be unable to continue to provide telecommunications services, to sign up new customers or to bill existing customers for services. Such failures, if they occurred, would have a material adverse effect on the Company's business, results of operations and financial condition. However, because of the complexity of the issues, the number of parties involved and the fact that many of the issues are outside the Company's control, the Company cannot reasonably predict with certainty the nature or likelihood of such effects.

         The Company, using its internal staff, has conducted a review of most of its internal computer-based systems. Most of the Company's systems are relatively new. Much of the software used by the Company has been developed internally and is regularly modified and updated to meet the changing requirements of its business. The Company expects that its critical internal systems will be able to process relevant date information in the future to permit the Company to continue to provide its services without significant interruption or material adverse effect on its business, results of operations and financial condition. However, there can be no assurances that the Company will not experience unanticipated negative consequence caused by undetected errors or defects in the technology used in its internal systems.

         Notwithstanding the Company's expectation that its own systems will be able to process Year 2000 date information, the Company's business depends significantly on receiving uninterrupted services by other parties. The principal service suppliers to the Company include other switch-based lonf-distance providers, the local exchange carriers throughout the country and AOL. Other parties whose ability to deal with year 2000 issues could affect the Company include the Company's partitions and the credit card companies through which most of the Company's AOL customers are billed. The Company has made inquiries of some of these parties regarding their respective levels of preparedness for Year 2000 issues as they may affect the Company. The Company will continue to make such inquiriesand will monitor the public disclosures of such companies regarding their Year 2000 status. So, far, the responses to such inquiries have been generally non-committal regarding levels of preparedness or willingness to provide assurances to the Company. In almost all cases, the Company is not in a position to require either affirmative action or assurances by these parties regarding continued provision of services in the Year 2000. Accordingly, while the Company has not been advised by any of these other companies on which it depends that they do not expect to be ready for Year 2000 issues, the Company does not believe it is in a position to project the likelihood of such parties' abilities to provide uninterrupted services to the Company. The Company has considered possible contingency plans should one of these significant suppliers fail, including entering into multiple contracts with other long-distance service providers OBN network. However, given the nature of the Company's relationships with most of these significant suppliers, it may be impracticable for the Company to replace them should they be unable to continue to provide these services. The failure of any of these companies to provide uninterrupted service to the Company would likely have a material adverse effect on the Company's business and its results of operations and financial condition.

         The Company does not separately identify costs incurred in connection with Year 2000 compliance activities. To date, however, the Company does not believe such costs to be significant because they generally have been incurred in the normal course of internally modifying and updating the Company's software programs. Future expenditures are not expected to be significant and will be funded out of operating cash flows.

                                    * * * * *

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. Important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AOL, increased price competition for long distance services, failure of the marketing of long distance services under the AOL Agreement, attrition in the number of end users, and changes in government policy, regulation and enforcement. The Company undertakes no obligation to update its forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       TEL-SAVE.COM, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants......................      26
Consolidated balance sheets as of December 31, 1998 and 1997............      27
Consolidated statements of operations for the years ended
December 31, 1998, 1997, and 1996.......................................      28
Consolidated statements of stockholders' equity for the years
ended December 31, 1998, 1997 and 1996..................................      28
Consolidated statements of cash flows for the years ended
December 31, 1998, 1997 and 1996........................................      29
Notes to consolidated financial statements..............................      30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Tel-Save.com, Inc.

         We have audited the accompanying consolidated balance sheets of Tel-Save.com, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tel-Save.com, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

BDO Seidman, LLP

New York, New York
February 22, 1999, except for Note 8, which is as of March 26, 1999

                        TEL-SAVE.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                                             PRO FORMA
                                                                          DECEMBER 31, 1998                   DECEMBER 31,
                                                                       ------------------------    --------------------------------
                                                                         UNAUDITED-NOTE 1(C))           1998                1997
                                                                                                        ----                ----
                             ASSETS

CURRENT:

   Cash and cash equivalents                                                    $2,660              $    3,063            $316,730
   Marketable securities                                                        89,649                  89,649             212,269
   Accounts receivable, trade net of allowance for uncollectible
     accounts of $1,669, $1,669 and $2,419, respectively                        46,587                  46,587              44,587
   Advances to partitions and notes receivable                                   1,870                   1,870              26,110
   Due from broker                                                                  --                      --              21,087
   Prepaid AOL marketing costs - current                                            --                      --              30,857
   Deferred taxes - current                                                         --                      --              30,916
   Prepaid expenses and other current assets                                     8,600                   8,600               8,495
                                                                              --------               ---------           ---------
       Total current assets                                                    149,366                 149,769             691,051
                                                                               -------                 -------            --------
Property and equipment, net                                                     56,703                  56,703              55,835
Intangibles, net                                                                 1,150                   1,150              10,590
Prepaid AOL marketing costs                                                         --                      --              32,722
Other assets                                                                     8,530                  64,938              24,693
                                                                               -------               ---------           ---------

       Total assets                                                           $215,749                $272,560            $814,891
                                                                              ========                ========            ========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:

   Margin account indebtedness                                                $ 49,621               $  49,621         $         --
   Accounts payable and accrued expenses:
      Trade and other                                                           64,794                  64,794              16,858
      Partitions                                                                 4,380                   4,380               7,740
      Interest and other                                                        17,913                  17,913              10,578
   Securities sold short                                                            --                       --             21,087
                                                                           -----------             ------------         ----------
       Total current liabilities                                               136,708                 136,708              56,263
Convertible debt                                                               114,762                 242,387             500,000
Deferred revenue                                                                28,400                  28,400              35,800
Other liabilities                                                                1,850                   1,850                   --
                                                                              --------              ----------         ------------
       Total liabilities                                                       281,720                 409,345             592,063
                                                                               -------               ---------           ---------

Commitments and Contingencies
Stockholders' equity (deficit):

   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares outstanding                                                          --                      --                  --
   Common stock - $.01 par value, 300,000,000 shares authorized;
     66,934,635, 66,934,635 and 67,249,635 issued, respectively                    669                     669                 672
   Additional paid-in capital                                                  262,131                 265,325             291,952
   Retained earnings (accumulated deficit)                                    (202,415)               (218,229)              3,097
   Treasury stock                                                             (126,356)               (184,550)            (72,893)
                                                                              ---------             -----------          ----------

       Total stockholders' equity (deficit)                                    (65,971)               (136,785)            222,828
                                                                              ---------              ----------           --------

       Total liabilities and stockholders' equity (deficit)                   $215,749                $272,560            $814,891
                                                                              ========                ========            ========


                    See accompanying notes to consolidated financial statements.


                               TEL-SAVE.COM, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                    1998                1997                1996
                                                                    ----                ----                ----
Sales                                                              $448,600            $304,768            $232,424
Cost of sales                                                       361,957             294,484             200,597
                                                                   ---------          ----------           ---------

Gross profit                                                         86,643              10,284              31,827

General and administrative expenses                                  41,939              34,650              10,039
Promotional, marketing and advertising expenses -
   primarily AOL                                                    210,552              60,685                  --
Significant other charges                                            91,025                  --                  --
                                                                 ----------        ------------        -------------

Operating income (loss)                                            (256,873)             (85,051)             21,788

Investment and other income (expense), net                          (11,175)              50,715              10,585
                                                                  ----------           ---------          ----------

Income (loss) before provision for income taxes                    (268,048)             (34,336)             32,373

Provision (benefit) for income taxes                                 40,388              (13,391)             12,205
                                                                 ----------            ----------          ---------

Income (loss) before extraordinary gain                            (308,436)             (20,945)             20,168

Extraordinary gain                                                   87,110                  --                  --
                                                                 ----------        ------------        ------------

Net income (loss)                                                 $(221,326)           $(20,945)           $ 20,168
                                                                  ==========           =========           ========



Income (loss) before extraordinary gain per share - Basic          $   (5.20)          $   (.33)           $   .38
Extraordinary gain per share - Basic                                    1.47                --                  --
                                                                   ----------        ------------        ------------

Net income (loss) per share - Basic                                $   (3.73)          $   (.33)           $   .38
                                                                   ===========         ===========         ==========

Weighted average common shares outstanding - Basic                    59,283             64,168              52,650
                                                                   =========           =========           =========

Income (loss) before extraordinary gain per share -                $   (5.20)         $    (.33)         $      .35
Diluted

Extraordinary gain per share - Diluted                                  1.47                 --                  --
                                                                   ----------        ------------        -------------

Net income (loss) per share - Diluted                              $   (3.73)         $    (.33)         $      .35
                                                                   ===========         ===========         ==========

Weighted average common and common equivalent shares
   outstanding - Diluted                                              59,283             64,168             57,002
                                                                   =========           =========           ========


                    See accompanying notes to consolidated financial statements.

                                                      TEL-SAVE.COM, INC.
                                                       AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (IN THOUSANDS)
                                                                              RETAINED
                                                              ADDITIONAL      EARNINGS
                                   COMMON STOCK                 PAID-IN       (ACCUMU-      TREASURY STOCK
                                   SHARES          AMOUNT     CAPITAL        LATED DEFICIT)     SHARES         AMOUNT    TOTAL
                                   ----------    ---------  -------------   ----------------  -----------     --------  ------

Balance, January 1, 1996             50,619         $506         $36,934     $  3,874             --          $  --        $41,314
   Net income                            --           --              --       20,168             --             --         20,168
     partitions                          --           --           1,077           --             --             --          1,077
   Sale of common stock               8,534           85         138,984           --             --             --        139,069
     options                          1,079           11           4,927           --             --             --          4,938
   Exercise of warrants               2,006           20           7,383           --             --             --          7,403
   Income tax benefit related to
     exercise of common stock
     options and warrants                --           --          21,311           --             --             --         21,311
   Acquisition of treasury stock         --           --              --           --            (428)       (4,560)        (4,560)
                                   ------------  -----------  ------------- ---------------  -----------    ----------    --------

Balance, December 31, 1996           62,238          622        210,616        24,042            (428)       (4,560)       230,720
  Net loss                               --           --             --       (20,945)             --            --        (20,945)
  Issuance of warrants to AOL            --           --         21,200            --              --            --         21,200
  Issuance of common stock for
     acquired business                  141            1          2,217            --              --            --          2,218
  Exercise of common stock
     warrants                         2,662           27         11,977            --              --            --         12,004
  Exercise of common stock
      options                         2,209           22          9,318            --              --            --          9,340
  Purchase of common stock
      warrants                           --           --         (4,400)           --              --            --         (4,400)
  Issuance of common stock
     options for compensation            --           --         13,372            --              --            --         13,372
  Acquisition of treasury stock          --           --             --            --          (3,520)      (71,959)       (71,959)
  Issuance of treasury stock for
     acquired businesses                 --           --          1,999            --             340         3,626          5,625
  Income tax benefit related to
     exercise of common stock
     options and warrants                --           --         25,653            --              --            --         25,653
                                   ------------  -----------  ------------- ---------------  -----------    ----------     -------

Balance, December 31, 1997           67,250          672        291,952         3,097          (3,608)       (72,893)      222,828

  Net loss                               --           --             --      (221,326)             --             --      (221,326)
  Issuance of warrants to AOL            --           --         33,086            --              --             --        33,086
  Exercise of common stock
     warrants                            --           --         (3,620)           --             250          5,052         1,432
  Exercise of common stock
     options                             --           --        (41,493)           --           2,853         55,550        14,057
  Exercise of AOL warrants               --           --         (7,693)           --             381          7,693            --
  Retirement of common stock           (315)          (3)        (1,467)           --              --             --        (1,470)
  Acquisition of treasury stock          --           --             --            --         (18,809)      (265,054)     (265,054)
  Issuance of common stock and
     options for compensation            --           --         (3,123)           --             895         13,224        10,101
  Issuance of common stock for
     convertible debt                    --           --         (2,317)           --           5,089         71,878        69,561
                                   ------------  -----------  ------------- ---------------  -----------    ----------    --------

Balance, December 31, 1998           66,935         $669       $265,325     $(218,229)        (12,949)      $(184,550)  $ (136,785)
                                   ============  ===========  ============= ===============  ===========    ==========  ==========

                    See accompanying notes to consolidated financial statements.



                                                  TEL-SAVE.COM, INC.
                                                   AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)




                                                                                      YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                           1998               1997               1996
                                                                           ----               ----               ----
Cash flows from operating activities:
   Net income (loss)                                                   $(221,326)        $ (20,945)            $ 20,168
   Adjustment to reconcile net income to net cash provided by operating activities:
   Unrealized loss on securities                                              --             1,865                  179
   Provision for bad debts                                                  (235)            1,579                   38
   Depreciation and amortization                                           5,499             5,429                2,462
   Vested AOL warrants and amortization of prepaid AOL marketing
     costs                                                                71,665            58,185                   --
   Charge for customer acquisition costs                                      --            11,550                   --
   Significant other charges                                                  55,034                --                   --
   Write-off of intangibles                                                   --            23,032                   --
   Deferred revenue                                                       (7,400)               --                   --
   Deferred credits                                                           --                --                 (280)
   Compensation charges                                                    8,402            13,372                   --
   Income tax benefit related to exercise of options and                                    25,653
     warrants                                                                 --                                 21,311
   Valuation allowance for deferred tax assets                            40,388                --                   --
   Extraordinary gain                                                    (87,110)               --                   --
   (Increase) decrease in:
     Accounts receivable, trade                                           (1,250)          (26,048)              (1,065)
     Advances to partitions and notes receivable                          24,241           (12,700)             (20,797)
     Prepaid AOL marketing costs                                              --          (100,564)
     Prepaid expenses and other current assets                           (23,712)          (38,259)             (10,183)
     Other assets                                                        (49,127)          (20,769)              (3,924)
   Increase (decrease) in:
     Accounts and partition payables and accrued expenses                 56,419             9,608                7,978
     Deferred revenue                                                         --            35,800                   --
     Other liabilities                                                    (1,302)               --               (5,184)
                                                                       --------------    ---------------    ---------------
       Net cash (used in) provided by operating activities              (129,814)          (33,212)              10,703
                                                                       --------------    ---------------    ---------------
Cash flows from investing activities:
   Acquisition of intangibles                                               (285)           (9,293)              (9,800)
   Acquisition of Symetrics Industries, Inc.                             (26,707)               --                   --
   Capital expenditures, net                                             (16,928)          (28,876)             (27,679)
   Securities sold short                                                 (21,087)           17,700                 (411)
   Due from broker                                                        21,087           (20,220)                 233
   Loans to stockholder                                                       --                --               (3,034)
   Repayment of stockholder loans                                             --                --                5,109
   Sale (purchase) of marketable securities, net                         122,620           (62,377)            (149,238)
                                                                       --------------    ---------------    ---------------
       Net cash provided by (used in) investing activities                78,700          (103,066)            (184,820)
                                                                       --------------    ---------------    ---------------
Cash flows from financing activities:
   Proceeds from margin account indebtedness                              49,621                --                   --
   Proceeds from sale of convertible debt                                     --           500,000                   --
   Acquisition of convertible debt                                       (86,301)               --                   --
   Payment of note payable to stockholder                                     --                --               (5,921)
   Proceeds from sale of common stock                                         --                --              139,069
   Proceeds from exercise of options and warrants                         15,489            21,344               12,341
   Purchase of common stock warrants                                          --            (4,400)                  --
   Retirement of common stock                                             (1,470)               --                   --
   Acquisition of treasury stock                                        (239,892)          (71,959)              (4,560)
                                                                       --------------    ---------------    ---------------
       Net cash (used in) provided by financing activities              (262,553)          444,985              140,929
                                                                       --------------    ---------------    ---------------
Net (decrease) increase in cash and cash equivalents                    (313,667)          308,707              (33,188)
Cash and cash equivalents, at beginning of year                          316,730             8,023               41,211
                                                                       --------------    ---------------    ---------------
Cash and cash equivalents, at end of year                              $   3,063          $316,730            $   8,023
                                                                       ==============    ===============    ===============

                    See accompanying notes to consolidated financial statements.

                       TEL-SAVE.COM, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

         (a) Business

         Tel-Save.com, Inc., a Delaware corporation, together with its consolidated subsidiaries (the "Company"), provides long distance services throughout the United States to increasing numbers of residential customers as a result of the Company's recent online marketing efforts and to small and medium-sized businesses. The Company's long distance service offerings include outbound service, inbound toll-free 800 service and dedicated private line services for data. The Company sells these services through its exclusive relationship with AOL and through its recently launched web site located at www.Tel-Save.com, as well as through partitions, which are independent marketing companies.

         (b) Basis of financial statements presentation

         The consolidated financial statements include the accounts of Tel-Save.com, Inc. and its wholly-owned subsidiaries and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

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

         Certain amounts relating to 1997 have been reclassified to conform to the current year presentation.

(c)      Pro forma balance sheet

         The pro forma balance sheet as of December 31, 1998 gives effect to the January 5, 1999 investment of $55.0 million by America Online, Inc. ("AOL") (Note 2) and the January 5, 1999 repurchase of $127,625,000 face amount of convertible debt for $109.1 million from two trusts for the benefit of the children of the former Chairman and Chief Executive Officer of the Company for a cash payment of $55.4 million and the transfer of the $53.7 million principal amount of the 12.5% note receivable from WorldxChange.

         (d) Recognition of revenue

         The Company recognizes revenue upon completion of telephone calls by end users. Allowances are provided for estimated uncollectible usage.

         (e) Cash and cash equivalents

         The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.

         (f) Marketable securities

         Securities bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and carried at market. Securities bought and held for the purpose of long-term investment are classified as "securities held for sale". Unrealized holding gains and losses (determined by specific identification) on investments classified as "trading securities" are included in earnings. Unrealized holding gains and losses on "securities held for sale" are included in Stockholders Equity (Deficit).

         (g) Advances to partitions and notes receivable

          The Company made advances to partitions to support their marketing activities. The advances are secured by partition assets, including contracts with end users and collections thereon.

         (h) Property and equipment and depreciation

         Property  and  equipment  are  recorded  at  cost.   Depreciation   and
amortization is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

           Buildings and building improvement......................    39 years
           Switching equipment.....................................    15 years
           Equipment, vehicles and other...........................    5-7 years

         (i) Intangibles and amortization

         Intangibles  of  $1,150,000  and  $10,590,000  at December 31, 1998 and
1997, respectively, respesent goodwill arising from business acquisitions. Amortization is computed on a straight-line basis over the estimated useful lives of the intangibles which is 15 years.

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

         (k) Long-lived assets

         The Company adopted SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as of January 1, 1996. Certain of the Company long-lived assets were considered impaired at December 31, 1998 (Note 3).

         (l) Income taxes

         The Company has provided a full valuation allowance for deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes (Note 10).

         (m) Net income (loss) per share

         Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and conversion of convertible debt.

         The computation of basic net income per share is based on the weighted average number of common shares outstanding during the period. In 1996, diluted earnings per share also includes the effect of 4,352,000 common shares, issuable upon exercise of common stock options and warrants.

         All references in the consolidated financial statements with regard to average number of common stock and related per share amounts have been calculated giving retroactive effect to stock splits.

         (n) Financial instruments and risk concentration

         Financial   instruments  which  potentially   subject  the  Company  to
concentrations of credit risk are cash investments and marketable securities. The Company believes no significant concentration of credit risk exists with respect to these cash investments and marketable securities.

         The carrying values of accounts receivable, advances to partitions and note receivables, accounts payable and accrued expenses, approximate fair values. Convertible debt is recorded at face amount but such debt has traded in the open market at substantial discounts to face amount (Note 6). At December 31, 1998 the market value of the convertible debt was approximately 85% of face amount.

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

         (p) Stock-based compensation

         The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation."

         (q) New Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS in 1998; however, as of December 31, 1998 there were no components of comprehensive income for disclosure for any of the periods presented.

         In June 1997, the Financial  Accounting Standards Board issued SFAS No.
131. Disclosures about Segments of an Enterprise and Related Information,  (SFAS
131) which supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted SFAS 131 in 1998; however, there are no operating segments or selected information about such segments required to be disclosed for any of the periods presented.

         In June 1998, the Financial Accounting Standard Board Issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the assessment of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and accordingly, does not anticipate the new standard will have any effect on its financial statements.

NOTE 2 -- AOL AGREEMENTS

         The Company has negotiated a number of amendments to its agreements with AOL based on the experience gained by the Company in the marketing and sale of telecom services to AOL subscribers during 1998. A substantial amendment to the AOL agreement in January 1999 in which the Company agreed to fixed quarterly payments ranging from $10 to $15 million during the exclusivity period of the agreement resulted in: the elimination of the Company's obligation to make bounty and profit-sharing payments to AOL; altering of the terms of the online and offline marketing arrangements between the Company and AOL; extension of the term of the AOL agreement, including the exclusivity period, until June 2003, although AOL can end the Company's exclusivity period on or after June 2000 by foregoing the fixed quarterly payments described above; elimination of AOL's rights to receive further common stock warrants based upon customers gained from the AOL subscriber base; AOL's contributing of up to $4.0 million per quarter for offline marketing; and establishment of the framework for the Company to offer additional services and products to AOL subscribers. As a result of the January 1999 amendment, the Company wrote off $37.6 million of unamortized prepaid AOL marketing as part of the restructuring charges. (Note 3).

         On January 5, 1999 pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of common stock of the Company for $55.0 million in cash and the surrender of rights to purchase
5,076,016 shares of common stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained warrants exercisable for 2,721,984 shares of Company common stock. (Notes 8 and 9).

         In conjunction with the initial Telecommunications Marketing Agreement (the "AOL Agreement") with America Online, Inc. ("AOL"), the Company paid AOL a total of $100 million and issued two warrants to purchase shares of the Company's stock. The first warrant (the "First Warrant") provided for the purchase, at an exercise price of $15.50 per share, of up to 5,000,000 shares. The second warrant (the "Second Warrant") provided for the purchase, at an exercise price of $14.00 per share, of up to 7,000,000 shares, which was to vest, based on the number of subscribers to the Company's service. With the Second Warrant, as vesting occurred, the fair value of the incremental vested portion of the warrant was charged to expense in the consolidated statement of operations. In 1998, the Company issued a warrant to purchase 1,000,000 shares(the "Further Warrant") to AOL in exchange for a one year extension of the AOL Agreement. As of December 31, 1997 the Second Warrant was vested as to approximately 120,000 shares and $1,200,000 was charged to expense in the 1997 consolidated statement of operations.

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

NOTE 3 -- SIGNIFICANT OTHER CHARGES

         Significant other charges include $91.0 million of expenses incurred in the fourth quarter of 1998 related to changes in the Company's basic business operations.

         As discussed in Note 2 above the Company negotiated substantial amendments to the AOL and CompuServe agreements which among other things reduced the amount of online advertising that the Company was entitled to over the remaining term of the agreement and eliminated payments and issuance of warrants to AOL for customer gains and profit sharing payments to AOL. The Company agreed to fixed quarterly payments ranging from $10 - $15 million per quarter during the exclusivity period of the agreement and to reimburse AOL for offline marketing expenses in excess of $4 million per quarter during. As a result of the amendment the Company wrote off prepaid AOL, CompuServe and other marketing expenses of $37.6 million.

         In connection with hiring a new Chairman and Chief Executive Officer and several other key executive personnel, the Company incurred $12.7 million of incentives and severance expense relating to this change in management.

         The Company acquired ADS Holdings, Inc. ("ADS") (formerly Symetrics, Inc.), a manufacturer of digital telephone switching equipment, in January 1998 for $18.6 million. This Company planned to complete development of the digital switch to provide state of the art features for use in the Company's operations as a competitive local exchange carrier. The Company allocated $21 million of the acquisition cost to purchased research and development expense in the first quarter of 1998 and continued to invest in additional research and development throughout 1998. In November 1997, the Company acquired Compco, Inc, a provider of communications software in the college and university marketplace for $13.7 million which exceeded the net assets acquired by $10.6 million. In the fourth quarter of 1998, the Company decided to sell the assets of ADS Holdings, Inc. and to delay entry into the college and university marketplace. As a result the assets of ADS Holdings, Inc. and Compco, Inc. were written down to expected realizable value. The Company recorded $15 million relating to the impairment of these assets and reclassified $22.2 million of research and development expense to significant other charges.

         In  the  fourth   quarter  of  1998,  the  Company   reconfigured   its
telecommunications network, OBN, to provide for fiber optic connections among its switches and incurred $3.5 million of expense.

         The Company determined in the second quarter of 1997 to de-emphasize the use of direct marketing to solicit customers for the Company and to focus the majority of its existing direct marketing resources on customer service and support for the marketing operations of its carrier partitions, on a fee basis. The Company recognized fees of $8.1 million for the year ended December 31, 1997, included in other income, from the services net of related costs of $14.6 million for the year ended December 31, 1997.

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

NOTE 4 -- MAJOR PARTITIONS

         The number of Partitions who provided end user accounts, which in the aggregate account for more than 10% of sales, are as follows:



                                                                 Number of               Total Percentage
                                                                 Partitions                  Of Sales
                                                                 ----------                  --------

         Year ended December 31, 1998                                -                           -
         Year ended December 31, 1997                                1                          13%
         Year ended December 31, 1996                                1                          11%



NOTE 5 -- PROPERTY AND EQUIPMENT



                                                                 DECEMBER 31,
                                                                 ------------
                                                       1998                      1997
                                                --------------------     ----------------------
                                                                (In thousands)

         Land                                             80                 $     220
         Buildings and building improvements           2,639                     4,259
         Switching equipment                          50,481                    41,915
         Equipment, vehicles and other                11,067                    13,078
                                                    --------                  --------
                                                      64,267                    59,472
         Less: Accumulated depreciation               (7,564)                   (3,637)
                                                    ---------                 ---------
                                                     $56,703                   $55,835
                                                     =======                   =======



NOTE 6 -- CONVERTIBLE DEBT

         In September 1997, the Company sold $300 million of 4 1/2% Convertible Subordinated Notes which mature on September 15, 2002 (the "2002 Convertible Notes"). Interest on the 2002 Convertible Notes are due and payable semiannually on March 15 and September 15 of each year. The 2002 Convertible Notes are convertible, at the option of the holder thereof, at any time after December 9, 1997 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $24.260 per share, adjusted for the dilutive effect of the Company's rights offering (Note 9). The 2002 Convertible Notes are redeemable, in whole or in part, at the Company's option, at any time on or after September 15, 2000 at 101.80% of par prior to September 14, 2001 and 100.90% of par thereafter. During 1998, the Company reacquired $152,458,000 face amount of the 2002 Convertible Notes and $147,542,000 were outstanding at December 31, 1998.

         In December 1997, the Company sold $200 million of 5% Convertible Subordinated Notes which mature on December 15, 2004 (the "2004 Convertible Notes"). Interest on the 2004 Convertible Notes are due and payable semiannually on June 15 and December 15 of each year. The 2004 Convertible Notes are convertible, at the option of the holder thereof, at any time after March 5, 1998 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $25.067 per share, adjusted for the dilutive effect of the Company's rights offering (Note 9). The 2004 Convertible Notes are redeemable, in whole or in part at the Company's option, at any time on or after December 15, 2002 at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter. During 1998, the Company reacquired $105,155,000 face amount of the 2004 Convertible Notes and $94,845,000 were outstanding at December 31, 1998.

         The 2002 Convertible Notes and 2004 Convertible Subordinated Notes which were reacquired by the Company in 1998 were reacquired at an $87.1 million discount from face amount. This amount is reported as an extraordinary gain in the consolidated statement of operations.

         On January 5, 1999, the Company purchased from two trusts for the benefit of Mr. Borislow's children $127,625,000 aggregate principal amount of the Company's 2002 Convertible Notes and 2004 Convertible Notes owned by the trust for $55.4 million in cash and the transfer of the $53.7 million principal amount of the 12.5% note receivable from WorldxChange for $62,545,000 aggregate principal amount of the Company's convertible debt. With these acquisitions, the Company had reduced the principal amount outstanding of its subordinated convertible notes to $114,582,000 ($71,712,000 of 4 1/2% notes; $42,870,000 of
5% notes).

NOTE 7 -- RELATED PARTY TRANSACTIONS

         On January 5, 1999, Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer, resigned as a director and officer of the Company. The Company entered into various agreements and engaged in various transactions with Mr. Borislow and certain entities in which he or his family has an interest.

         The Company paid $1.0 million to Mr. Borislow, assigned certain automobiles to him, and continued certain of his health and medical benefits and director and officer insurance. The Company also agreed that, so long as Mr. Borislow owns beneficially at least two percent (2%) of the common stock (on a fully diluted basis), Mr. Borislow and trusts for the benefit of his children would be entitled to: registration rights with respect to their shares of common stock, the right to require the Company to use a portion of proceeds from any public or private sale of debt securities, excluding borrowings from a commercial bank or other financial institution, by the Company to repurchase debt securities of the Company owned by Mr. Borislow or the trusts for the benefit of his children and the right to require the Company to use the proceeds from the exercise of stock options or rights to repurchase common stock owned by Mr. Borislow or the trusts for the benefit of his children. The Company also agreed that, so long as Mr. Borislow had such beneficial ownership, the Company would not, without the prior written consent of Mr. Borislow and subject to certain exceptions: (a) engage in certain significant corporate transactions, including the sale or encumbrance of substantially all of its assets, mergers and consolidations and certain material acquisitions, or, (b) for a period of 18 months from the agreement date, offer or sell any of its Common Stock unless and until Mr. Borislow and the trusts have sold or otherwise disposed of all of the shares of common stock held by him on the agreement date. In turn, Mr. Borislow terminated his employment with the Company and agreed not to compete with the Company for at least one year. Mr. Borislow also agreed to guarantee up to $20.0 million of the Company's obligations in connection with the America Online, Inc. ("AOL") investment noted above.

         Effective December 31, 1998, the Company, in exchange for a total of 783,706 shares of Company common stock, (i) sold to Jimlew Capital, L.L.C., a company owned by Mr. Borislow, (a) all of the capital stock of Emergency
Transportation Corporation (a wholly owned subsidiary of the Company, the primary asset of which is an interest in a jet airplane), valued at approximately $8.7 million, and (b) all of the real property constituting the Company's headquarters in New Hope, Pennsylvania, valued at approximately $2.0 million, and (ii) released Mr. Borislow from an obligation for approximately $4.7 million borrowed from the Company. Mr. Borislow agreed to lease to the Company a portion of the headquarters property at a base monthly rent of $12,500. The subsidiary stock and the real property were valued based on the book value of these assets, which the management of the Company believes approximated the fair market value of these assets on the date of exchange. The Company common stock exchanged for the assets was valued at its market value on the date of the exchanges. The Company had previously determined that it would be desirable to dispose of these assets and accordingly believes that the ownership of these assets is not required for the continued operation of the Company's business.

         Effective December 31, 1998, the Company in exchange for a total of 498,435 shares of the Company common stock and $10,007,000 aggregate principal amount of the Company's Convertible Notes released certain officers, directors and employees form obligation for approximately $9.8 million and $9.0 million, respectively, borrowed from the Company.

         On January 5, 1999, the Company assigned to a trust for the benefit of Mr. Borislow's children the Company's interest in $53,700,000 principal amount of subordinated notes of Communication TeleSystems International d/b/a WorldxChange Communications, in exchange for $62,545,000 aggregate principal amount of the Company's 2002 Convertible Notes and 2004 Convertible Notes owned by the trust. The exchange rate was determined based on the Company's assessment of the fair values of the WorldxChange Notes and of the Company's Convertible Notes given in exchange, which assessment was supported by the opinion of an independent investment banking firm as to the fairness to the Company of the consideration received.

         On January 5, 1999, the Company, in open market transactions, purchased from two trusts for the benefit of Mr. Borislow's children $65,080,000 aggregate principal amount of the Company's 2002 Convertible Notes and 2004 Convertible Notes owned by the trusts for $55.4 million in cash.

         At December 31, 1997, executive officers of the Company had outstanding loans from the Company of $4,237,000 which were repaid during the first quarter of 1998.

NOTE 8 -- STOCKHOLDERS' EQUITY

         (a) 1996 Public Offering

         The Company consummated a public offering of 18,568,000 shares of common stock (adjusted to reflect the most recent stock split, Note 9(b)), including the underwriter's over-allotment, at a price of $8.75 per share in April and May 1996. Of the 18,568,000 shares offered, 17,068,000 were sold by the Company and 1,500,000 were sold by the majority stockholder. Proceeds of the 1996 Offering to the Company, less underwriting discounts of approximately $9,302,000, were approximately $140,043,000. Expenses for the offering were approximately $974,000 resulting in net proceeds to the Company of approximately $139,069,000. The majority stockholder used a portion of his proceeds to repay his outstanding indebtedness, including interest, to the Company.

         (b) Stock Splits

         On January 3, 1997, the Company's Board of Directors approved a two-for-one split of the common stock in the form of a 100% stock dividend. The additional shares resulting from the stock split were distributed on January 31, 1997 to all stockholders of record at the close of business on January 17, 1997. On February 16, 1996, the Company's Board of Directors approved a three-for-two split of the common stock in the form of a 50% stock dividend. The additional shares resulting from the stock split were distributed on March 15, 1996, to all stockholders of record at the close of business on February 29, 1996. These stock splits have been reflected in the financial statement for all periods present and all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts, warrant and stock option data have been restated for all periods to reflect the stock splits.

         (c) Authorized Shares

         During 1997, the Board of Directors and stockholders approved the increase in the number of authorized shares of the Company's $0.01 par value common stock to 300,000,000 shares.

         (d) Reimbursement Obligations

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring approximately 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 for 1,226,635 shares. Accordingly the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of the Company's common stock as of March 26, 1999, the reimbursement amount would be approximately $35.5 million. AOL also has the right on termination of long distance exclusively to require the Company to repurchase 2,721,984 warrants to purchase common stock of the Company held by AOL for a minimum price of $36.3 million. The Company has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has not advised the Company that it intends to sell any shares during the relevant period. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

         (e) Restriction on Future Sales of Common Stock

         The Company is subject to certain restrictions under the terms of certain registration rights agreements that could effect the Company's ability to raise capital. Under these agreements, entered into by the Company for the benefit of Mr. Borislow and two trusts for the benefit of his children (the "Trusts"), the Company has agreed that so long as Mr. Borislow continues to own at least 2% of the Company's outstanding common stock, the Company will use up to 40% of the proceeds from the sale of any debt securities to repurchase the Company's Convertible Notes held by Mr. Borislow or the Trusts and that until June 2000, the Company will not sell any shares of Common stock of the Company without the consent of Mr. Borislow (other than sales of common stock on exercise of options or rights so long as the proceeds are used to repurchase common stock of the Company held by Mr. Borislow or the Trusts). Mr. Borislow has agreed to subordinate his rights for repurchase of the Company's convertible debt until the AOL escrow is fully funded.

NOTE 9 -- STOCK OPTIONS, WARRANTS AND RIGHTS

         (a) Stock Options

         The  Company  has  both  qualified  and   non-qualified   stock  option
agreements with most of its key employees.

         In 1996, 1997 and 1998, the Company granted certain employees and non-employee directors of the Company 6,736,000, 2,801,000 and 5,535,000, respectively, non-qualified options to purchase shares of the Company's common stock. These options generally become exercisable from one to three years from the date of the grant. In 1997, the Company recognized $13,371,785 of compensation expenses related to the grant of options or the purchase of the Company's stock at prices below the quoted market price at date of grant or purchase date. In 1998, the Company recognized $_______ of compensation expenses relating to the grant of 650,000 options and the issuance of 135,000 shares of the Company's stock at prices below the quoted market price at the dates of grant or issuance.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998, respectively: no dividends paid for all years; expected volatility of 40.4% in 1996, 55.8% in 1997 and 65% in 1998; weighted average risk-free interest rates of 5.7%, 5.49% and 4.59%, respectively; and expected lives of 1 to 10 years.

                       TEL-SAVE.COM INC. AND SUBSIDIARIES

         Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                         YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                             1998                1997                 1996
                                                             ----                ----                 ----
                                                                (In thousands, except for per share data)
         NET INCOME:
             As reported                                   $(221,326)           $(20,945)           $20,168
             Pro forma                                      (244,487)            (30,942)           $16,521
         BASIC EARNINGS PER SHARE:
             As reported                                   $   (3.73)           $   (.33)           $   .38
             Pro forma                                     $   (4.12)           $   (.48)           $   .31

         DILUTED EARNINGS PER SHARE:
             As reported                                  $   (3.73)            $   (.33)           $   .35
             Pro forma                                    $   (4.12)            $   (.48)           $   .29

         The following tables contain information on stock options for the three-year period ended December 31, 1998:

                                                                                       EXERCISE            WEIGHTED
                                                                    OPTION            PRICE RANGE           AVERAGE
                                                                     SHARES            PER SHARE        EXERCISE PRICE
                                                                     ------            ---------        --------------
Outstanding, December 31, 1995                                     4,405,800         $ .32-$ 4.58             $2.30
Granted                                                            6,736,000         $4.09-$12.00             $7.96
Exercised                                                         (2,158,000)        $ .32-$ 5.67             $2.28
                                                                  -----------        ------------            -----

Outstanding, December 31, 1996                                     8,983,800         $ .32-$12.00            $ 6.54
Granted                                                            2,801,000         $5.67-$22.06            $16.02
Exercised                                                         (2,208,812)        $ .32-$12.78            $ 4.25
Cancelled                                                           (690,000)        $5.67-$13.25            $11.98
                                                                  -----------        ------------            ------

Outstanding, December 31, 1997                                     8,885,988         $ .32-$22.06            $ 9.26
Granted                                                            5,535,000         $5.75-$10.44            $ 7.18
Exercised                                                         (2,853,178)        $ .32-$13.63            $ 4.93
Cancelled                                                         (1,337,000)        $5.75-$17.50            $13.01
                                                                  -----------        ------------            ------

Outstanding, December 31, 1998                                    10,230,810         $4.08-$14.00              $7.34
                                                                  ==========         ============            =======



                                                                                      EXERCISE           WEIGHTED
                                                                    OPTION           PRICE RANGE          AVERAGE
EXERCISABLE AT YEAR ENDED DECEMBER 31,                              SHARES            PER SHARE        EXERCISE PRICE
--------------------------------------                              ------            ---------        --------------
1996                                                              2,649,800          $ .32-$ 4.58            $2.82
1997                                                              3,866,987          $ .32-$14.50            $7.24
1998                                                              4,571,475          $4.08-$12.78            $7.39


                                                                 WEIGHTED-AVERAGE
OPTIONS GRANTED IN                                                  FAIR VALUE
------------------                                                  ----------
1996                                                                   $2.39
1997                                                                   $6.99
1998                                                                   $4.83




                       TEL-SAVE.COM INC. AND SUBSIDIARIES

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1998:



                                                  $4.08-$7.00      $7.01-$10.00       $10.01-$14.00
                                                  -----------      ------------       -------------
OUTSTANDING OPTIONS:
Number outstanding at
    December 31, 1998                               5,436,810           3,649,000          1,145,000
Weighted-Average remaining
    contractual life (Years)                             2.83                3.51               8.74
Weighted-average exercise price                         $5.66               $8.80             $10.69
EXERCISABLE OPTIONS:
Number outstanding at
   December 31, 1998                                1,712,642           2,733,833            125,000
Weighted-average exercise price                         $5.39               $8.43             $12.16


         (b) AOL Warrants

         On January 5, 1999, after the purchase of 5,076,016 Warrants from AOL, 2,721,984 AOL Warrants were outstanding and currently exercisable with exercise prices from $14.00 to $22.00 and a weighted average exercise price of $17.03. AOL has the right commencing on termination of the exclusivity under the AOL Agreement up until January 5, 2003 to require the Company to repurchase all or any portion of the AOL Warrants at prices (the "Put Prices") ranging from $10.45 to $16.82 per warrant ($36,324,002 aggregate amount). In the event AOL requires repurchase of the warrants, the Company at its election may pay AOL in cash or in shares of the Company's common stock based on the then current market price for such stock. The Company may also elect to issue a 10% two-year note for a defined portion of the repurchase price. The Company can require AOL to exercise their warrants at any time the market price of the Company's common stock equals or exceeds two times the then call amount for such warrants. The call amount of a warrant is the Put Price for the warrant increased at a semi-annually compounded rate of 5% on January 5, 1999 and on each six month anniversary thereafter. The Company has certain reimbursement obligations in the event that it requires AOL to exercise their warrants

         (c) Other Warrants

         At December 31, 1996, the Company had warrant agreements with certain partitions and the underwriter for its IPO (Note 9(b)). All warrants were issued with exercise prices equal to or above the market price of the underlying stock at the date of the grant. These warrants are accounted for based on their fair value. At December 31, 1996, 3,712,000 warrants were outstanding with exercise prices ranging from $4.67 to $5.73 and an average weighted exercise price of $5.00 and 600,000 which were currently exercisable at a weighted exercise price of $5.73. The remaining warrants are exercisable over a one to two year period beginning in January 1997. In January 1997, 800,000 of these warrants were purchased by the Company and recorded as a reduction in additional paid-in capital and 2,662,000 warrants were exercised. The 250,000 warrants issued to the underwriter for the Company's IPO (Note 9(b)) that were outstanding at December 31, 1997 were exercised in 1998.

         (d)  Rights

         The Board of Directors has approved an offering of up to 3,523,285 shares of its Common Stock, $.01 par value, to holder of record of Common Stock and holders of record of options or warrants to purchase Common Stock at the close of business on December 31, 1998. The Shares are being offered pursuant to nontransferable rights to subscribe for and purchase shares of Common Stock at a price of $17.00 per share. Holders of record on the Record Date, will receive one Right for every 20 shares of Common Stock or underlying options or warrants held on the Record Date, as applicable.

NOTE 10 -- INCOME TAXES

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

         The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.

         The Company had net deferred tax assets of approximately $____ million at December 31, 1997. Those deferred tax assets primarily represented the tax consequences of benefits attributable to net operating loss carry-forwards and $36.3 million related to deductions from the exercise of executive stock options. The Company determined that no valuation allowance was necessary at December 31, 1997 because, among other factors, income, which it believed would be indicative of future operations, had been generated in recent years, with the exception of 1997. The loss incurred in 1997 was primarily attributable to amortization of the AOL marketing agreement.

         During 1998 the Company continued to incur significant promotional, marketing and advertising expenses attributable to its efforts to increase the customer base. Moreover, competitive factors intensified during the period making gains in subscriber base more costly and more time consuming. Accordingly, the Company provided a valuation allowance against its deferred tax assets at December 31, 1998. The valuation allowance also eliminated the net deferred tax asset that had been recognized in previous periods. The valuation allowance increased the net loss for the period by approximately $40.4 million. The income statement charge to establish the valuation allowance includes approximately $26 million of the previously recognized tax benefits from the exercise of executive stock options which had been reported in fiscal 1997 as a direct addition to paid-in capital.

     The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 consisted of the following:


                                                                                YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                      1998               1997                1996
                                                                      ----               ----                ----
                                                                                     (In thousands)

         Current:
             Federal                                               $       --        $         --           $10,995
             State and local                                               --                  --             1,817
                                                                 ------------         ------------          --------
                  Total current                                            --                  --            12,812
                                                                 ------------         ------------          --------

         Deferred:
             Federal                                                   34,140            (11,111)              (607)
             State and local                                            6,248             (2,280)                --
                                                                 ------------         ------------          --------
                  Total deferred                                       40,388            (13,391)              (607)
                                                                 ------------         ------------          --------
                                                                   $   40,388           $(13,391)           $12,205
                                                                 ============           =========           =======


         A reconciliation of the Federal statutory rate to the provision (benefit) for income taxes is as follows:



                                                                            YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------------
                                                          1998                         1997                        1996
                                                 ------------------------    --------------------------    ---------------------
                                                                                 (In thousands)

Federal income taxes computed at the statutory
     rate                                          $(93,817)    (35.0)%      $(12,018)          (35.0)%    $11,331        35.0%
Increase (decrease):
State income taxes less Federal benefit             (11,526)     (4.3)%        (1,482)           (4.3)       1,199         3.7
Write-off of deferred tax assest                     40,388      15.10%
Increase in valuation allowance                     150,000      39.2%
Other                                                   219        .1%            109              .3         (325)       (1.0)
                                                  ----------  ----------     -----------      ---------    ---------    --------
Total provision (benefit) for income taxes           40,368     (15.1)%      $(13,391)          (39.0)%    $12,205        37.7%
                                                  ==========  ==========     ===========      =========    =========    ========


         Deferred tax (assets) liabilities at December 31, 1998, 1997 and 1996 are comprised of the following elements:



                                                                                     YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                            1998             1997              1996
                                                                            ----             ----              ----
                                                                                         (In thousands)
Taxable loss carry-forwards                                               $ (66,007)     $(21,548)           $(3,705)
Deferred revenue taxable currently                                          (11,076)      (13,897)                --
Stock based compensation                                                    (14,409)       (4,951)                --
Allowance for uncollectible accounts                                         (7,377)       (2,198)                --
Federal and state taxes resulting from cash to accrual basis for tax
   reporting                                                                     --         1,337              2,342
Amortization of certain intangibles                                         (13,513)           --                (85)
Other                                                                         1,692           869                (55)
                                                                          -----------   ---------------    -------------
                                                                          -----------   ---------------    -------------
Deferred tax (assets) liabilities                                         $(110,789)     $(40,388)           $(1,503)
Less valuation allowance                                                    110,789            --                 --
                                                                          -----------   ---------------    -------------
Deferred tax (assets) liabilities, net                                    $      --      $(40,388)           $(1,503)
                                                                          ===========   ===============    =============


         Long-term deferred tax assets of $9,472,000 are included in other assets in the consolidated balance sheet at December 31, 1997. A valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized, The tax net operating loss carryforward of approximately $169 million, if not utilized, will begin to expire in 2017. Internal Revenue Code Section 382 provides for the limitation on the use of not operating loss carryforward in years subsequent to significant change sin ownership, which limitations could significantly impact the Company's ability to utilize its net operating loss carryforward. As a result of certain transactions, changes in ownership may have secured which might result in limitation on the use of net operating loss carryforwards. The Company has not determined whether a change in ownership has occurred. However, preliminary calculations indicate that the utilization of operating loss carryforwards could be limited to between $25 million and $30 million per year.


NOTE 11 -- STATEMENTS OF CASH FLOWS



                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------


                                                                                         1998             1997              1996
                                                                                         ----             ----              ----
                                                                                                     (In thousands)

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                                              $28,695          $915            $    47
   Income taxes                                                                       $       --        $   --             $1,090


         During 1997, the Company recorded an asset of $20,000,000 in connection with the issuance of warrants to AOL (Note 2). In connection with the acquisition of Compco in 1997, the Company issued 339,982 shares of Company common stock with a value of $5,625,000.

         In connection  with the  acquisition  of the assets of ABA in 1996, the
Company released ABA of its outstanding obligations to the Company of $10,949,000. During 1996, the Company recorded an intangible of $1,077,000 in connection with the issuance of warrants to certain partitions (Note 11(b)).

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                    FIRST           SECOND           THIRD            FOURTH
                                                                   QUARTER          QUARTER         QUARTER           QUARTER
                                                                   -------          -------         -------           -------
                                                                            (In thousands, except for per share data)
1998

   Sales                                                           $91,146         $111,098         $122,525         $123,831
   Gross profit                                                     14,566           18,040           22,736           31,301
   Operating income (loss)                                         (63,702)         (30,049)         (96,047)         (67,075)
   Income (loss) before extraordinary gain                         (41,795)         (96,154)         (92,296)         (78,191)
   Net income (loss)                                               (41,795)         (96,154)         (41,734)         (41,643)
   Income (loss) before extraordinary gain per share -
     Diluted                                                         (0.65)           (1.49)          (1.58)           (1.56)
   Net income (loss) per share - Diluted                             (0.65)           (1.49)          (0.71)           (0.83)


1997

   Sales                                                           $71,160          $75,032          $80,314          $78,262
   Gross profit (loss)                                              12,966            1,511(1)        12,872          (17,065)(1)
   Operating income (loss)                                           6,082          (13,924)          (3,243)         (73,966)
   Net income (loss)                                                 5,430           (5,865)             721          (21,231)
   Net income (loss) per share - Diluted                              0.08            (0.09)            0.01            (0.32)




(1) See Note 3.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

           ITEMS 10 THROUGH 13.

           Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholder, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Form 10-K relates.

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

         Schedules other than those listed in the accompanying Index to S-X Schedule are omitted for the reason that they are either not required, not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO S-X SCHEDULE

                                                                            PAGE

Report of Independent Certified Public Accountants...........................48
Schedule II -- Valuation & Qualifying Accounts...............................49

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Tel-Save.com, Inc.

         The audits referred to in our report dated February 22, 1999 relating to the consolidated financial statements of Tel-Save.com. Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 1998. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, the financial statement Schedule II -- Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

         BDO Seidman, LLP

         New York, New York
         February 22, 1999, except for Note 8, which is as of March 26, 1999



                                                     TEL-SAVE HOLDINGS, INC. AND SUBSIDIARIES

                                                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                                                  (IN THOUSANDS)

                                   BALANCE AT       CHARGED TO                        BALANCE AT END
          DESCRIPTION             BEGINNING OF       COSTS AND                              OF
          DEDUCTIONS                 PERIOD          EXPENSES      OTHER CHANGES        DEDUCTIONS
          ----------                 ------          --------      -------------        ----------
Year ended  December  31,  1998:
Reserve  and  allowances  deducted
from asset accounts:
Allowance for uncollectible         $2,419           $(1,265)         $515                 $1,669
accounts                            ======           =======          ====                 ======

Year ended December 31, 1997:
Reserves and allowances
deducted from asset accounts:
Allowance for uncollectible
accounts                              $987            $1,285          $147(a)              $2,419
                                      ====            ======          =======              ======

Year ended  December  31,  1996:
Reserves and  allowances  deducted
from asset accounts:
Allowance for uncollected
accounts                              $804               $38          $145(a)               $987
                                      ====               ===          =======               ====

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

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-94940)).

3.3 Certificate of Ownership and Merger Merging Tel-Save.com, Inc. into Tel-Save Holdings, Inc. (Changing the name of the Registrant) (incorporated by reference to Exhibit 3(i) to the Company's Current Report on Form 8-K dated January 20, 1999).

10.1     Employment  Agreement  between  the  Company  and  Emmanuel  J.  DeMaio
         (incorporated   by  reference   to  Exhibit   10.2  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).*

10.2     Employment   Agreement   between  the  Company  and  George  P.  Farley
         (incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the quarter ended September 30, 1997).*

10.3 Employment Agreement between the Company and Aloysius T. Lawn, IV dated October 13, 1998.

10.4 Employment Agreement between the Company and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).*

10.5     Indemnification  Agreement  between  the  Company  and Daniel  Borislow
         (incorporated   by  reference   to  Exhibit   10.4  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).

10.6     Indemnification  Agreement  between  the  Company and Emanuel J. DeMaio
         (incorporated   by  reference   to  Exhibit   10.5  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).

10.7     Indemnification  Agreement  between  the  Company  and Gary W.  McCulla
         (incorporated   by  reference   to  Exhibit   10.6  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).

10.9     Indemnification  Agreement  between the  Company and Peter K.  Morrison
         (incorporated   by  reference   to  Exhibit   10.8  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).

10.10    Indemnification  Agreement  between  the  Company  and  Kevin R.  Kelly
         (incorporated   by  reference   to  Exhibit   10.9  to  the   Company's
         registration statement on Form S-1 (File No. 33-94940)).

10.11 Indemnification Agreement between the Company and Aloysius T. Lawn, IV (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.12 Indemnification Agreement between the Company and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.14 Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 33-94940)).*

10.15 Tel-Save Holdings, Inc. Employee Bonus Plan (incorporated by reference to page 13 of the Company's Proxy Statement for the Company's 1996 Annual Meeting of Stockholders dated April 3, 1996).*

10.19    Telecommunications  Marketing  Agreement  by  and  among  the  Company,
         Tel-Save, Inc. and America Online, Inc., dated February 22, 1997 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1996).+

10.20 Amendment No. 1, dated as of January 25, 1998, to the Telecommunications Marketing Agreement dated as of February 22, 1997 by and among the Company, Tel-Save, Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1997). +

10.21 Amendment No. 2, dated May 14, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998. (incorporated by reference to Exhibit
         10.1 to the Company's  quarterly  report on Form 10-Q, dated August 14,
         1998).*

10.22 Amendment No. 3, effective as of October 1, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, and an Amendment No. 2, dated May 14, 1998). ++

10.23 Indenture dated as of September 9, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 333-39787)).

10.24 Registration Agreement dated as of September 3, 1997 between the Company and Salomon Brothers Inc, Deutsche Morgan Grenfell Inc., Bear, Stearns & Co. Inc., Smith Barney Inc., Robertson Stephens & Company LLC (incorporated by reference to the Company's registration statement on Form S-3 (File No. 333-39787)).

10.25 Indenture dated as of December 10, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.26 Registration Agreement dated as of December 10, 1997 between the Company and Smith Barney Inc. (incorporated by reference to Exhibit
         10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.27 Employment Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.28 Indemnification Agreement, dated as of December 28, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.29 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.30 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.31 Severance Agreement, dated as of December 31, 1998, between the Company and Daniel Borislow (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.32 Purchase Agreement regarding the stock of Emergency Transportation Corporation, dated as of January 5, 1999, between the Company and Jimlew Capital, L.L.C. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.33 Exchange Agreement, dated as of December 31, 1998, among the Company, Tel-Save, Inc. and Mark Pavol, as Trustee of that certain D&K Grantor Retained Annuity Trust dated June 15, 1998 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.34 Modification of the Exchange Agreement, dated ___________, 1999, by and among the Company, Tel-Save, Inc. and Mark Pavol.

10.35 Registration Rights Agreement, dated as of December 31, 1998, among the Company, Daniel Borislow, Mark Pavol, as Trustee of that certain D&K Grantor Retained Annuity Trust, dated June 15, 1998 and the Trustee of that certain D&K Grantor Retained Annuity Trust II (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.36 Amendment of Registration Rights Agreement dated as of March 18, 1999, by and among the Company, Daniel M. Borislow, and Seth Tobias.

10.37 Amendment of Registration Rights Agreement dated as of March 18, 1999, by and among the Company and Mark Pavol.

10.38 Agreement of Purchase and Sale of Real Property, dated as of January 5, 1999, between Tel-Save, Inc. and Jimlew Capital, L.L.C. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.39 Lease, dated as of January 5, 1999, between Tel-Save, Inc. and Jimlew Capital, L.L.C. (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.40 1998 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.41 Investment Agreement, dated as of December 31, 1998, among the Company., America Online, Inc., and, solely for purposes of Sections 4.5, 4.6 and 7.3(g) thereof, Daniel Borislow, and solely for purposes of Section 4.12 thereof, Tel-Save, Inc. and the D&K Retained Annuity Trust dated June 15, 1998 by Mark Pavol, Trustee.

10.42 Registration Rights Agreement, dated as of January 5, 1999, between the Company and America Online, Inc.

10.43 Sublease Agreement, dated January ___, 1997, by and between Gemini Air Cargo, LLC and RMS International, Inc.

10.44 Sublease Agreement, dated as of January 20, 1999, by and between RMS International and Tel-Save, Inc.

10.45 Lease by and between Aetna Life Insurance Company and Potomac Financial Group, L.L.C.

10.46 Agreement, effective as of February 28, 1999, by and among the Company, Communication Telesystems International, d.b.a. WorldxChange Communications, Tel-Save, Inc., Mark Pavol, Roger B. Abbott and Rosalind Abbott, and Edward Soren.

10.48 Letter Agreement between the Company and Emmauel DeMaio regarding Employment Agreement dated October 13, 1998.

11.1     Net Income Per Share Calculation.

21.1     Subsidiaries of the Company.

23.1     Consent of BDO Seidman, LLP.

27       Financial Data Schedule.

*        Management contract or compensatory plan or arrangement.

+ Confidential treatment previously has been granted for a portion of this exhibit.

++       Confidential treatment has been requested for portions of this exhibit.

(b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 1999:



         1. Current Report on Form 8-K dated October 29, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 30, 1999                        TEL-SAVE.COM, INC.

                                             By: /s/ Gabriel Battista
                                             ---------------------------
                                             Gabriel Battista

                                             Chairman of the Board of Directors,
                                             Chief Executive Officer, President
                                             and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



SIGNATURE                           TITLE                                               DATE

/s/ Gabriel Battista                Chairman of the Board of Directors                  March 30, 1999
-----------------------------       Chief Executive Officer and Director
Gabriel Battista                    (Principal Executive Officer)

/s/ Emanuel J. DeMaio               Chief Operations Officer                           March 30, 1999
-----------------------------       and Director
Emanuel J. DeMaio

/s/ George P. Farley                Chief Financial Officer and Director                March 30, 1999
-----------------------------       (Principal Financial Officer)
George P. Farley

/s/ Kevin R. Kelly                  Controller (Principal Accounting                    March 30, 1999
-----------------------------       Officer)
Kevin R. Kelly

/s/ Harold First                    Director                                            March 30, 1999
-----------------------------
Harold First

/s/ Gary W. McCulla                 Director                                            March 30, 1999
-----------------------------
Gary W. McCulla

/s/ Ronald R. Thoma                 Director                                            March 30, 1999
-----------------------------
Ronald R. Thoma
