Form 10-K/A
period 1998-12-31
TEL SAVE COM INC
filed 1999-04-09
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A


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

8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................................

9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.......................................

                                    PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................................

11.   EXECUTIVE COMPENSATION.......................................................................................

12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................................

13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................................

                                     PART IV

14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................................

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

         The Company's telecommunication service offerings include long distance outbound service, inbound toll-free service and dedicated private line services for data. The Company markets its telecommunications services through its exclusive telecommunications marketing agreement with America Online, Inc. ("AOL") and on the internet through its web site located at www.tel-save.com. The Company also sells its services on a wholesale basis.

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

o        Specified  relationship marketing rights, which extend beyond 2003.

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

         The Company has continued to expand the capacity of OBN to meet increased demand and believes that such capacity may be further expanded at reasonable cost to meet the Company's needs in the foreseeable future, including expansion resulting from the Company's relationship with AOL and the launch of its own web site.

Service Agreements with Other Carriers

         The Company historically obtained services from AT&T through multiple contract tariffs. With the deployment of OBN, the Company requires fewer such services from that carrier to sell its services. Instead of relying exclusively on AT&T, the Company has entered into and is currently negotiating contracts with various long distance and local carriers of telecommunications services (of which one contract is with AT&T) for both its OBN and reselling operations. These services enable the Company to:

o        Connect the Company's OBN switches to each other

o        Connect   the   Company's   switches   to   the   switches   of   local
         telecommunications service carriers

o        Carry overflow traffic during peak calling times

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

Information and Billing Services

         In connection with its online billing area under the AOL agreement, the Company developed advanced online billing and information systems. In March 1999, the Company began providing its non-AOL customers with online access to billing information through its website (www.tel-save.com), which enables customers to view their billing information and call detail within minutes of completing a call. The Company believes this online service provides the most current billing information to customers offered by any telecommunications company. The Company also acquires billing and customer care services from other carriers and third party intermediaries.

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


         The competitive telecommunications marketplace is marked by a high rate of customer attrition. The Company's competitors engage in national advertising campaigns and telemarketing programs and offer cash payments and other incentives to the Company's end users, who are not obligated to purchase any minimum usage amount and can discontinue service, without penalty, at any time. There can be no assurance that the Company will be able to continue to replenish its end user base, and failure to do so would have a material adverse effect on the Company.

         Although the Company currently enjoys exclusive marketing rights with AOL, the Company's online marketing and provision of telecommunications services has been widely imitated by competitors on the internet, and through their own web site offerings, numerous competitors now offer over the internet and on their own web sites or through links from other web sites sign-up and billing and automatic payment through a credit card. The Company believes that its real-time, online billing system is unique in the marketplace and currently gives the Company a competitive advantage in the e-commerce market for telecommunications services. There can be no assurance, however, that potential competitors will not develop comparable billing and information systems. The Company from time to time considers providing telecommunications services it has not previously provided, such as wireless services, which new services, if offered, would face the same competitive pressures that affect the Company's existing services. The Company faces competition not only from other providers of presubscribed long distance service, but also from dial-around long distance service and prepaid long distance calling cards.

         One of the Company's principal competitors, AT&T, is also a major supplier of services to the Company. The Company links some of its switching equipment with transmission facilities and services purchased or leased from AT&T and resells services obtained from AT&T. The Company also utilizes AT&T and AT&T's College and Univerity Systems ("ACUS") to provide certain billing services.


REGULATION

         The Company's provision of communications services is subject to government regulation. The Federal Communications Commission ("FCC") regulates interstate and international telecommunications, while the states regulate telecommunications that originate and terminate within the same state. Changes in existing regulations could have a material adverse effect on the Company.

         The Company's marketing of its AOL based services, the Company's marketing over the internet, the Company's other current and past direct marketing efforts, and the marketing efforts of the Company's partitions all require compliance with relevant federal and state regulations that govern the sale of telecommunications services. The FCC and some states have rules that prohibit switching a customer from one long distance carrier to another without the customer's consent and specify how that consent can be obtained and must be verified. Most states also have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. While directed at curbing abusive marketing practices, unless carefully designed and enforced, such rules can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as the Company.


         Restrictions on the marketing of telecommunications services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized conversion of a customer's preselected telecommunications carrier) and "cramming" (the unauthorized provision of additional telecommunications services). The Telecommunications Act of 1996 strengthened penalties against slamming, and the FCC recently issued rules tightening federal requirements for the verification of orders for telecommunications services and establishing additional financial penalties for slamming. The FCC is also considering new rules that would require that sales of telecommunications services made over the internet be verified through a telephone call or other off-line method. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. The constraints of federal and state regulation, as well as increased FCC and state enforcement attention, could limit the scope and the success of the Company's and its partitions' marketing efforts and subject them to enforcement action.

         Allegedly to combat slamming, many local exchange carriers have initiated "PIC freeze" programs that, once selected by the customer, require a customer seeking to change long distance carriers to contact the local carrier directly instead of having the long distance carrier contact the local carrier on the customer's behalf. Many local carriers have imposed burdensome requirements on customers seeking to lift PIC freezes and change carriers, and thereby made it difficult for customers to switch to the Company's long distance service.

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

         The FCC imposes additional reporting, accounting, record-keeping and other regulatory obligations on the Company. The Company must offer interstate services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. The Company must file tariffs listing the rates, terms and conditions of the Company's service, but the FCC has proposed to abolish some tariff filing requirements and instead mandate the posting of similar information on the internet. Although the Company's tariffs, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and have never been contested. The Company may be subject to forfeitures and other penalties if it violates the FCC's rules.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $.01 par value per share ("Common Stock"), is traded on the Nasdaq National Market under the symbol "Talk". High and low quotations listed below are actual sales prices as quoted on the Nasdaq National Market, as reported by Tradeline:

Common Stock                                         Price Range of Common Stock
------------                                         ---------------------------

                                                  High                Low
                                                  ----                ---

1997

First Quarter                                     20  5/8             12  1/4
Second Quarter                                    17  1/2             13  1/4
Third Quarter                                     24  3/16            13  3/4
Fourth Quarter                                    26  1/16            16  5/16

1998

First Quarter                                     30                  19  1/4
Second Quarter                                    24  5/16            13  9/16
Third Quarter                                     19  3/8             9   1/16
Fourth Quarter                                    19  3/8             4  23/32

1999


First Quarter (through March 30, 1999)            22  1/2             7  1/2


As of March 24,  1999,  there were  approximately  366 record  holders of Common
Stock.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES

On or about December 30, 1998, the Company issued 500,000 shares of Common Stock, in the aggregate, to Menachem Goldstone and Avrohom Oustatcher in connection with a settlement among Mssrs. Goldstone, Oustatcher and the Company. Messrs. Goldstone and Oustatcher are former employees and consultants of the Company.

On or about December 16, 1998, the Company issued 130,000 shares of Common Stock to Michael Ferzacca in connection with his execution of an employment agreement with the Company.

On or about December 30, 1998, the Company issued 758,359 shares of Common Stock, in the aggregate, to the entities described below in connection with the conversions of certain convertible notes that had been issued by the Company to such entities, as follows: 150,922 shares of Common Stock to Kennilworth Partners LP II, 236,900 shares to Taft Securities, L.L.C., 194,380 shares to Aragon Investments, Ltd. and 176,157 shares to Olympus Securities, Ltd. The Company has been advised that Citadel Limited Partnership is the trading manager of each of Taft Securities, L.L.C., Aragon Investments, Ltd. and Olympus Securities, Ltd. and consequently has voting control and investment discretion over securities held by those entities. Citadel Limited Partnership, Taft Securities, L.L.C., Aragon Investments, Ltd. and Olympus Securities, Ltd. each disclaims beneficial ownership of the securities held by the other entities.

Each of the above issuances were made by the Company in reliance on Section 4(2) of the Securities Act of 1933.

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


         (3) The pro forma financial data as of December 31, 1998 gives effect to the January 5, 1999 investment of $55.0 million by AOL and the January 5, 1999 repurchase of $127,625,000 face amount of convertible debt for $109.1 million from trusts for the benefit of the children of the former Chairman and Chief Executive Officer, consisting of a cash payment of $55.4 million and the transfer of the $53.7 million principle amount of the note receivable from WorldxChange. (See Note 2 to the Consolidated Financial Statements).

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


         General and Administrative Expenses. General and administrative expenses increased by 21.0% to $41.9 million in 1998 from $34.7 million in 1997. The increase in general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth, the general and administrative expense incurred as a result of the acquisitions of Compco, Inc. and ADS Holdings, Inc. which were acquired in November 1997 and January 1998, respectively, and increased fees for professional services.


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


         As discussed above, the Company negotiated substantial amendments to the AOL and CompuServe agreements which, among other things, reduced the amount of online advertising that the Company was entitled to over the remaining term of the agreement and eliminated payments and issuance of warrants to AOL for customer gains and profit sharing payments to AOL. The Company agreed to fixed quarterly payments ranging from $10 - $15 million during the exclusivity period of the agreement and AOL agreed to contribute up to $4.0 million per quarter for offline marketing. As a result of the amendment, the Company wrote off prepaid AOL, CompuServe and other marketing-related expenses of $37.6 million.


         In connection with hiring a new Chairman and Chief Executive Officer and several other key executive personnel and severance payments relating to this change in management, the Company incurred $12.7 million of incentive and severance expense.


         The Company acquired ADS Holdings, Inc. (formerly Symetrics, Inc.), a manufacturer of digital telephone switching equipment, in January, 1998 for $18.6 million. The Company planned to complete development of a digital switch to provide state of the art features for use in the Company's operations as a competitive local exchange carrier. The Company allocated $21 million of the acquisition cost to purchased research and development expense in the first quarter of 1998 and continued to invest in additional research and development throughout 1998. In November 1997, the Company acquired Compco, Inc, a provider of communications software in the college and university marketplace for $13.7 million which exceeded the net assets acquired by $10.6 million. In the fourth quarter of 1998, the Company decided to sell the assets of ADS Holdings, Inc. and to delay entry into the college and university marketplace. As a result, the assets of ADS Holdings, Inc. and Compco, Inc. were written down to expected realizable value. The Company recorded $15 million relating to the impairment of these assets and reclassified the $22.2 million of research and development expense to significant other charges.


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


         Provision for Income Taxes. The Company had recorded net deferred tax assets at December 31, 1997 and March 31, 1998 primarily representing net operating loss carry-forwards and other temporary differences because the Company believed that no valuation allowance was required for these assets due to future reversals of existing taxable temporary differences and expectation that the Company will generate taxable income in future years. In June 1998, the Company decided to make substantial marketing and advertising expenditures to establish a broad base of online customers from AOL's membership. As discussed above, these expenditures led to a significant loss for 1998. In view of these losses, the uncertainties resulting from intense competition in the telecommunications industry and the lack of any assurance that the Company will realize any of the tax benefits, the Company decided in June 1998 to provide a 100% valuation allowance for the previously recorded deferred tax benefits and to provide a 100% valuation allowance for the current and future tax benefits resulting from the 1998 loss. Valuation allowances of approximately $115.0 million were included in provision for income taxes, for the year ended December 31, 1998.


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

         Other Income. Other income was $50.7 million in 1997 versus $10.6 million in 1996. Other income in 1997 consists primarily of fees for customer service and support for the marketing operations of the Company's carrier partitions in 1997 of $8.1 million, and investment income earned by the Company. In 1997, other income also includes $32.1 million, net of related costs, associated with the break-up of a proposed merger between the Company and Shared Technologies Fairchild, Inc. ("STF").

         Provision for Income Taxes. The Company's effective tax rate increased to 39.0% in 1997 from the effective tax rate of 37.7% in 1996 primarily due to an anticipated higher effective state tax rate in 1997.


LIQUIDITY AND CAPITAL RESOURCES


         The Company's working capital was $13.1 million and $634.8 million at December 31, 1998 and 1997, respectively. The significant decrease in working capital at December 31, 1998, when compared to historical amounts, is primarily a result of the repurchase of the Company's securities, the loss for the year which was primarily attributable to the advertising and marketing expenditures incurred in connection with the AOL agreement and significant other charges, the advance to WXC described below, and the increase in accounts payable, primarily reflecting recent rapid growth in the Company's AOL business.


         The Company expended an aggregate of $429.9 million and $125.4 million of cash, Company common stock and other consideration for the repurchase of outstanding securities during 1998 and 1999, respectively. Under various authorizations from the Board of Directors during 1998 the Company repurchased approximately 18.8 million shares for an aggregate of $265.1 million ($239.9 million cash and $25.2 million in other consideration) and repurchased approximately $257.6 million principal amount of the Company's Convertible Notes for approximately $164.8 million ($86.3 million in cash, $69.5 million in Company common stock and $9.0 million in other consideration). In the first quarter of 1999, the Company (a) purchased from Mr. Borislow and two trusts for the benefit of Mr. Borislow's children $76,557,000 aggregate principal amount of the Company's Convertible Notes for $65.4 million in cash; (b) exchanged the $53.7 million remaining on the WXC Notes (as defined below) to a trust for the benefit of Mr. Borislow's children for $62,545,000 aggregate principal amount of the Company's Convertible Notes and (c) purchased $9,000,000 aggregate principal amount of the Company's Convertible Notes for $6.3 million in Company common stock. To date, with these most recent acquisitions, the Company had reduced the principal amount outstanding of its Convertible Notes to $94.3 million ($66.9 million of 4 1/2% notes and $27.4 million of 5% notes) of which approximately $52.4 million continues to be held by one of such trusts.

         The Company invested $16.9 million in capital equipment during 1998.


         In connection with the Company entering into the Telecommunications Service Agreement ("TSA") with Communication Telesystems International d/b/a/ WorldxChange Communication ("WXC"), the Company advanced $56.2 million to WXC which is due and payable on November 30, 2000 ("WXC Notes"). Interest on the WXC Notes is payable quarterly commencing November 25, 1998 at a rate of 12.5% per annum. The Company purchases international termination telecommunication services pursuant to the TSA. The WXC Notes which had a remaining principal balance of $53.7 million was exchanged for $62,545,000 face amount of Convertible Notes on January 5, 1999.

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of the Company's common stock as of March 26, 1999, the reimbursement amount would be approximately $35.5 million. AOL also has the right on termination of long distance exclusively to require the Company to repurchase 2,721,984 warrants to purchase common stock of the Company held by AOL for a minimum price of $36.3 million. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has not advised the Company that it intends to sell any shares during the relevant period. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

         The Company is subject to certain restrictions under the terms of certain registration rights agreements that could affect the Company's ability to raise capital. Under these agreements, entered into by the Company for the benefit of Mr. Borislow and two trusts for the benefit of his children (the "Trusts"), the Company has agreed that so long as Mr. Borislow continues to own at least 2% of the Company's outstanding common stock, the Company will use up to 40% of the proceeds from the sale of any public or private debt securities, excluding borrowings from a commercial bank or financial institution, to repurchase the Company's Convertible Notes held by Mr. Borislow or the Trusts and that until June 2000, the Company will not sell any shares of capital stock of the Company without the consent of Mr. Borislow (other than sales of common stock on exercise of options or rights so long as the proceeds are used to repurchase common stock of the Company held by Mr. Borislow or the Trusts).


         The Company generally does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.


         The Company does not, and has not historically, required significant amounts of working capital for its day to day operations. The Company believes that its current cash position and the cash flow expected to be generated from operations, will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months. The Company believes that, at its current market price, its cash flow from operations will be sufficient to fund any reimbursement amount in the event that AOL elects after May 31, 1999 to sell its shares of the Company's common stock at a price below $19 per share and that , alternatively, it also has the ability to obtain the necessary financing to fund its obligations under the AOL Investment Agreement. Should the Company seek to raise additional capital, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.


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


         Notwithstanding the Company's expectation that its own systems will be able to process Year 2000 date information, the Company's business depends significantly on receiving uninterrupted services by other parties. The principal service suppliers to the Company include other switch-based long-distance providers, the local exchange carriers throughout the country and AOL. Other parties whose ability to deal with Year 2000 issues could affect the Company include the Company's partitions and the credit card companies through which most of the Company's AOL customers are billed. The Company has made inquiries of some of these parties regarding their respective levels of preparedness for Year 2000 issues as they may affect the Company. The Company will continue to make such inquiries and will monitor the public disclosures of such companies regarding their Year 2000 status. So far, the responses to such inquiries have been generally non-committal regarding levels of preparedness or willingness to provide assurances to the Company. In almost all cases, the Company is not in a position to require either affirmative action or assurances by these parties regarding continued provision of services in the Year 2000. Accordingly, while the Company has not been advised by any of these other companies on which it depends that they do not expect to be ready for Year 2000 issues, the Company does not believe it is in a position to project the likelihood of such parties' abilities to provide uninterrupted services to the Company. The Company has considered possible contingency plans should one of these significant suppliers fail, including entering into multiple contracts with other long-distance service providers to support its OBN network. However, given the nature of the Company's relationships with most of these significant suppliers, it may be impracticable for the Company to replace them should they be unable to continue to provide these services. The failure of any of these companies to provide uninterrupted service to the Company would likely have a material adverse effect on the Company's business and its results of operations and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       TEL-SAVE.COM, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----


Report of Independent Certified Public Accountants......................      26
Consolidated balance sheets as of December 31, 1998 and 1997............      27
Consolidated statements of operations for the years ended
December 31, 1998, 1997 and 1996........................................      28
Consolidated statements of stockholders' equity for the years
ended December 31, 1998, 1997 and 1996..................................      29
Consolidated statements of cash flows for the years ended
December 31, 1998, 1997 and 1996........................................      30
Notes to consolidated financial statements..............................      31

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

BDO Seidman, LLP

New York, New York
February 22, 1999, except for Note 8, which is as of March 26, 1999

                        TEL-SAVE.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)




                                                                             PRO FORMA
                                                                          DECEMBER 31, 1998                   DECEMBER 31,
                                                                       ------------------------    --------------------------------
                                                                         UNAUDITED-NOTE 1(C)            1998                1997
                                                                                                        ----                ----
                             ASSETS


CURRENT:


   Cash and cash equivalents                                                    $2,660              $    3,063            $316,730
   Marketable securities                                                        89,649                  89,649             212,269
   Accounts receivable, trade net of allowance for uncollectible
     accounts of $1,669, $1,669 and $2,419, respectively                        46,587                  46,587              44,587
   Advances to partitions and notes receivable                                   1,870                   1,870              26,110
   Due from broker                                                                  --                      --              21,087
   Prepaid AOL marketing costs - current                                            --                      --              30,857
   Deferred taxes - current                                                         --                      --              30,916
   Prepaid expenses and other current assets                                     8,600                   8,600               8,495
                                                                              --------               ---------           ---------
       Total current assets                                                    149,366                 149,769             691,051
Property and equipment, net                                                     56,703                  56,703              55,835
Intangibles, net                                                                 1,150                   1,150              10,590
Prepaid AOL marketing costs                                                         --                      --              32,722
Other assets                                                                     8,530                  64,938              24,693
                                                                               -------               ---------           ---------


       Total assets                                                           $215,749                $272,560            $814,891
                                                                              ========                ========            ========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:

   Margin account indebtedness                                                $ 49,621               $  49,621         $         --
   Accounts payable and accrued expenses:
      Trade and other                                                           64,794                  64,794              16,858
      Partitions                                                                 4,380                   4,380               7,740
      Interest and other                                                        17,913                  17,913              10,578
   Securities sold short                                                            --                       --             21,087
                                                                           -----------             ------------         ----------
       Total current liabilities                                               136,708                 136,708              56,263
Convertible debt                                                               114,762                 242,387             500,000
Deferred revenue                                                                28,400                  28,400              35,800
Other liabilities                                                                1,850                   1,850                   --
                                                                              --------              ----------         ------------
       Total liabilities                                                       281,720                 409,345             592,063
                                                                               -------               ---------           ---------

Commitments and Contingencies
Stockholders' equity (deficit):

   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares outstanding                                                          --                      --                  --
   Common stock - $.01 par value, 300,000,000 shares authorized;
     66,934,635, 66,934,635 and 67,249,635 issued, respectively                    669                     669                 672
   Additional paid-in capital                                                  262,131                 265,325             291,952
   Retained earnings (accumulated deficit)                                    (202,415)               (218,229)              3,097
   Treasury stock                                                             (126,356)               (184,550)            (72,893)
                                                                              ---------             -----------          ----------

       Total stockholders' equity (deficit)                                    (65,971)               (136,785)            222,828
                                                                              ---------              ----------           --------

       Total liabilities and stockholders' equity (deficit)                   $215,749                $272,560            $814,891
                                                                              ========                ========            ========


                    See accompanying notes to consolidated financial statements.


                       TEL-SAVE.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                     1998                 1997                1996
                                                                     ----                 ----                ----
Sales                                                              $448,600            $ 304,768            $232,424
Cost of sales                                                       361,957              294,484             200,597
                                                                 ------------        ------------         -----------

Gross profit                                                         86,643               10,284              31,827

General and administrative expenses                                  41,939               34,650              10,039
Promotional, marketing and advertising expenses -
   primarily AOL                                                    210,552               60,685                --
Significant other charges                                            91,025                 --                  --
                                                                 ------------        ------------         -----------

Operating income (loss)                                            (256,873)             (85,051)             21,788

Investment and other income (expense), net                          (11,175)              50,715              10,585
                                                                ------------        ------------         -----------

Income (loss) before provision for income taxes                    (268,048)             (34,336)             32,373

Provision (benefit) for income taxes                                 40,388              (13,391)             12,205
                                                                 ------------        ------------         -----------

Income (loss) before extraordinary gain                            (308,436)             (20,945)             20,168

Extraordinary gain                                                   87,110                 --                  --
                                                                 ------------        ------------         -----------

Net income (loss)                                                 $(221,326)           $ (20,945)           $ 20,168
                                                                 ============        ============         ===========



Income (loss) before extraordinary gain per share - Basic          $   (5.20)          $    (.33)           $    .38
Extraordinary gain per share - Basic                                    1.47                --                  --
                                                                  ------------        ------------        -----------

Net income (loss) per share - Basic                                $   (3.73)          $    (.33)           $    .38
                                                                  ============        ============        ===========

Weighted average common shares outstanding - Basic                    59,283              64,168              52,650
                                                                  ============        ============        ===========

Income (loss) before extraordinary gain per share -                $   (5.20)         $     (.33)         $      .35
Diluted

Extraordinary gain per share - Diluted                                  1.47                --                  --
                                                                  ------------        ------------        -----------

Net income (loss) per share - Diluted                              $   (3.73)         $     (.33)         $      .35
                                                                  ============        ============        ===========

Weighted average common and common equivalent shares
   outstanding - Diluted                                              59,283              64,168              57,002
                                                                  ============        ============        ===========


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




                                         TEL-SAVE.COM, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)





                                                                                      YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                           1998               1997               1996
                                                                           ----               ----               ----
Cash flows from operating activities:

   Net income (loss)                                                   $(221,326)        $ (20,945)            $ 20,168
   Adjustment to reconcile net income (loss) to net cash provided by operating activities:
   Unrealized loss on securities                                              --             1,865                  179
   Provision for bad debts                                                  (235)            1,579                   38
   Depreciation and amortization                                           5,499             5,429                2,462
   Vested AOL warrants and amortization of prepaid AOL marketing
     costs                                                                71,665            58,185                   --
   Charge for customer acquisition costs                                      --            11,550                   --
   Significant other charges                                              55,034                --                   --
   Write-off of intangibles                                                   --            23,032                   --
   Deferred revenue                                                       (7,400)               --                   --
   Deferred credits                                                           --                --                 (280)
   Compensation charges                                                    8,402            13,372                   --
   Income tax benefit related to exercise of options and                                    25,653
     warrants                                                                 --                                 21,311
   Valuation allowance for deferred tax assets                            40,388                --                   --
   Extraordinary gain                                                    (87,110)               --                   --
   (Increase) decrease in:
     Accounts receivable, trade                                           (1,250)          (26,048)              (1,065)
     Advances to partitions and notes receivable                          24,241           (12,700)             (20,797)
     Prepaid AOL marketing costs                                              --          (100,564)
     Prepaid expenses and other current assets                           (23,712)          (38,259)             (10,183)
     Other assets                                                        (49,127)          (20,769)              (3,924)
   Increase (decrease) in:
     Accounts and partition payables and accrued expenses                 56,419             9,608                7,978
     Deferred revenue                                                         --            35,800                   --
     Other liabilities                                                    (1,302)               --               (5,184)
                                                                       --------------    ---------------    ---------------
       Net cash (used in) provided by operating activities              (129,814)          (33,212)              10,703
                                                                       --------------    ---------------    ---------------
Cash flows from investing activities:
   Acquisition of intangibles                                               (285)           (9,293)              (9,800)
   Acquisition of Symetrics Industries, Inc.                             (26,707)               --                   --
   Capital expenditures, net                                             (16,928)          (28,876)             (27,679)
   Securities sold short                                                 (21,087)           17,700                 (411)
   Due from broker                                                        21,087           (20,220)                 233
   Loans to stockholder                                                       --                --               (3,034)
   Repayment of stockholder loans                                             --                --                5,109
   Sale (purchase) of marketable securities, net                         122,620           (62,377)            (149,238)
                                                                       --------------    ---------------    ---------------
       Net cash provided by (used in) investing activities                78,700          (103,066)            (184,820)
                                                                       --------------    ---------------    ---------------
Cash flows from financing activities:
   Proceeds from margin account indebtedness                              49,621                --                   --
   Proceeds from sale of convertible debt                                     --           500,000                   --
   Acquisition of convertible debt                                       (86,301)               --                   --
   Payment of note payable to stockholder                                     --                --               (5,921)
   Proceeds from sale of common stock                                         --                --              139,069
   Proceeds from exercise of options and warrants                         15,489            21,344               12,341
   Purchase of common stock warrants                                          --            (4,400)                  --
   Retirement of common stock                                             (1,470)               --                   --
   Acquisition of treasury stock                                        (239,892)          (71,959)              (4,560)
                                                                       --------------    ---------------    ---------------
       Net cash (used in) provided by financing activities              (262,553)          444,985              140,929
                                                                       --------------    ---------------    ---------------
Net (decrease) increase in cash and cash equivalents                    (313,667)          308,707              (33,188)
Cash and cash equivalents, at beginning of year                          316,730             8,023               41,211
                                                                       --------------    ---------------    ---------------
Cash and cash equivalents, at end of year                              $   3,063          $316,730            $   8,023
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

         (f) Marketable securities


         Securities bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are carried at market. Unrealized holding gains and losses (determined by specific identification) on investments classified as "trading securities" are included in earnings.


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

         (i) Intangibles and amortization


         Intangibles  of  $1,150,000  and  $10,590,000  at December 31, 1998 and
1997, respectively, respesent goodwill arising from a business acquisition. Amortization is computed on a straight-line basis over the estimated useful life of the intangible which is 15 years.


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

         (k) Long-lived assets


         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as of January 1, 1996. Certain of the Company long-lived assets were considered impaired at December 31, 1998 (Note
3).


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

         The carrying values of accounts receivable, advances to partitions and notes receivable, accounts payable and accrued expenses approximate fair values. Convertible debt is recorded at face amount but such debt has traded in the open market at substantial discounts to face amount (Note 6). At December 31, 1998 the market value of the convertible debt was approximately 85% of face amount.

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

         (p) Stock-based compensation


         The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."


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


         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted SFAS No. 131 in 1998; however, there are no operating segments or selected information about such segments required to be disclosed for any of the periods presented.

         In June 1998, the Financial Accounting Standard Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the assessment of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and accordingly, does not anticipate the new standard will have any effect on its financial statements.

NOTE 2 -- AOL AGREEMENTS


         The Company has negotiated a number of amendments to its agreements with AOL based on the experience gained by the Company in the marketing and sale of telecom services to AOL subscribers during 1998. A substantial amendment to the AOL agreement in January 1999 in which the Company agreed to fixed quarterly payments ranging from $10 to $15 million during the exclusivity period of the agreement resulted in: the elimination of the Company's obligation to make bounty and profit-sharing payments to AOL; altering of the terms of the online and offline marketing arrangements between the Company and AOL; extension of the term of the AOL agreement, including the exclusivity period, until June 2003, although AOL can end the Company's long distance exclusivity period on or after June 2000 by foregoing the fixed quarterly payments described above; elimination of AOL's rights to receive further common stock warrants based upon customers gained from the AOL subscriber base; AOL's contribution of up to $4.0 million per quarter for offline marketing; and establishment of the framework for the Company to offer additional services and products to AOL subscribers. As a result of the January 1999 amendment, the Company wrote off $37.6 million of prepaid AOL, CompuServe and other marketing-related expenses, included in significant other charges (Note 3).

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of common stock of the Company for $55.0 million in cash and the surrender of rights to purchase
5,076,016 shares of common stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of Company common stock. (Notes 8 and 9).

         In conjunction with the initial Telecommunications Marketing Agreement (the "AOL Agreement") with AOL, the Company paid AOL a total of $100 million and issued two warrants to purchase shares of the Company's stock. The first warrant (the "First Warrant") provided for the purchase, at an exercise price of $15.50 per share, of up to 5,000,000 shares. The second warrant (the "Second Warrant") provided for the purchase, at an exercise price of $14.00 per share, of up to 7,000,000 shares, which was to vest, based on the number of subscribers to the Company's service. With the Second Warrant, as vesting occurred, the fair value of the incremental vested portion of the warrant was charged to expense in the consolidated statement of operations. In 1998, the Company issued a warrant to purchase 1,000,000 shares(the "Further Warrant") to AOL in exchange for a one year extension of the AOL Agreement. As of December 31, 1997 the Second Warrant was vested as to approximately 120,000 shares and $1,200,000 was charged to expense in the 1997 consolidated statement of operations.

         The $100 million cash payment, the $20.0 million value of the First Warrant and $0.6 million of agreement related costs was accounted for as follows: (i) $35.9 million was charged to expense ratably over the period from the signing of the AOL Agreement to December 31, 1997, as payment for certain exclusivity rights for that period; (ii) $13.2 million was treated as production of advertising costs and was charged to expense on October 9, 1997, the Commercial Launch Date; and (iii) $71.5 million, the balance of the cash payment and the value of the First Warrant and AOL Agreement related costs, represents the combined value of advertising and exclusivities which extend over the term of the AOL Agreement and was recognized ratably after the Commercial Launch Date as advertising services are received. For the year ended December 31, 1997, the Company recognized $57.0 million of expense, related to items discussed above.

NOTE 3 -- SIGNIFICANT OTHER CHARGES

         Significant other charges include $91.0 million of expenses incurred in the fourth quarter of 1998 related to changes in the Company's basic business operations.


         As discussed in Note 2 above, the Company negotiated substantial amendments to its agreements with AOL which, among other things, reduced the amount of online advertising that the Company was entitled to over the remaining term of the agreement and eliminated payments and issuance of warrants to AOL for customer gains and profit sharing payments to AOL. The Company agreed to fixed quarterly payments ranging from $10 - $15 million per quarter during the exclusivity period of the agreement and AOL agreed to contribute up to $4.0 million per quarter for offline marketing. As a result of the amendments, the Company wrote off prepaid AOL, CompuServe and other marketing-related expenses of $37.6 million.

         In connection with hiring a new Chairman and Chief Executive Officer and several other key executive personnel and severance payments relating to this change in management, the Company incurred $12.7 million of incentive and severance expense.

         The Company acquired ADS Holdings, Inc. ("ADS") (formerly Symetrics, Inc.), a manufacturer of digital telephone switching equipment, in January 1998 for $18.6 million. The Company planned to complete development of the digital switch to provide state of the art features for use in the Company's operations as a competitive local exchange carrier. The Company allocated $21 million of the acquisition cost to purchased research and development expense in the first quarter of 1998 and continued to invest in additional research and development throughout 1998. In November 1997, the Company acquired Compco, Inc, a provider of communications software in the college and university marketplace for $13.7 million, which exceeded the net assets acquired by $10.6 million. In the fourth quarter of 1998, the Company decided to sell the assets of ADS Holdings, Inc. and to delay entry into the college and university marketplace. As a result, the assets of ADS Holdings, Inc. and Compco, Inc. were written down to expected realizable value. The Company recorded $15 million relating to the impairment of these assets and reclassified $22.2 million of research and development expense to significant other charges.


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

         In October  1997,  the  Company  decided to  discontinue  its  internal telemarketing operations which were primarily conducted through American Business Alliance (which was acquired by the Company in December 1996), as part of its restructuring of its sales and marketing efforts, and wrote-off, as cost of sales, approximately $23.0 million of intangible assets.

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
                                                     =======                   =======



NOTE 6 -- CONVERTIBLE DEBT

         In September 1997, the Company sold $300 million of 4 1/2% Convertible Subordinated Notes which mature on September 15, 2002 (the "2002 Convertible Notes"). Interest on the 2002 Convertible Notes is due and payable semiannually on March 15 and September 15 of each year. The 2002 Convertible Notes are convertible, at the option of the holder thereof, at any time after December 9, 1997 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $24.260 per share, adjusted for the dilutive effect of the Company's rights offering (Note 9). The 2002 Convertible Notes are redeemable, in whole or in part, at the Company's option, at any time on or after September 15, 2000 at 101.80% of par prior to September 14, 2001 and 100.90% of par thereafter. During 1998, the Company reacquired $152,458,000 face amount of the 2002 Convertible Notes and $147,542,000 was outstanding at December 31, 1998.

         In December 1997, the Company sold $200 million of 5% Convertible Subordinated Notes which mature on December 15, 2004 (the "2004 Convertible Notes"). Interest on the 2004 Convertible Notes is due and payable semiannually on June 15 and December 15 of each year. The 2004 Convertible Notes are convertible, at the option of the holder thereof, at any time after March 5, 1998 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $25.067 per share, adjusted for the dilutive effect of the Company's rights offering (Note 9). The 2004 Convertible Notes are redeemable, in whole or in part at the Company's option, at any time on or after December 15, 2002 at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter. During 1998, the Company reacquired $105,155,000 face amount of the 2004 Convertible Notes and $94,845,000 was outstanding at December 31, 1998.

         The 2002 Convertible Notes and 2004 Convertible Subordinated Notes which were reacquired by the Company in 1998 were reacquired at an $87.1 million discount from face amount. This amount is reported as an extraordinary gain in the consolidated statement of operations.

         On January 5, 1999, the Company purchased from two trusts for the benefit of Mr. Borislow's children $127,625,000 aggregate principal amount of the Company's 2002 Convertible Notes and 2004 Convertible Notes owned by the trust for $55.4 million in cash and the transfer of the $53.7 million principal amount of the 12.5% note receivable from WorldxChange for $62,545,000 aggregate principal amount of the Company's convertible debt. With these acquisitions, the Company had reduced the principal amount outstanding of its convertible subordinated notes to $114,762,000 ($71,892,000 of 2002 Convertible Notes; $42,870,000 of 2004 Convertible Notes).


NOTE 7 -- RELATED PARTY TRANSACTIONS

         On January 5, 1999, Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer, resigned as a director and officer of the Company. The Company entered into various agreements and engaged in various transactions with Mr. Borislow and certain entities in which he or his family has an interest.

         The Company paid $1.0 million to Mr. Borislow, assigned certain automobiles to him, and continued certain of his health and medical benefits and director and officer insurance. The Company also agreed that, so long as Mr. Borislow owns beneficially at least two percent (2%) of the common stock (on a fully diluted basis), Mr. Borislow and trusts for the benefit of his children would be entitled to: registration rights with respect to their shares of common stock, the right to require the Company to use a portion of proceeds from any public or private sale of debt securities, excluding borrowings from a commercial bank or other financial institution, by the Company to repurchase debt securities of the Company owned by Mr. Borislow or the trusts for the benefit of his children and the right to require the Company to use the proceeds from the exercise of stock options or rights to repurchase common stock owned by Mr. Borislow or the trusts for the benefit of his children. The Company also agreed that, so long as Mr. Borislow had such beneficial ownership, the Company would not, without the prior written consent of Mr. Borislow and subject to certain exceptions: (a) engage in certain significant corporate transactions, including the sale or encumbrance of substantially all of its assets, mergers and consolidations and certain material acquisitions, or, (b) for a period of 18 months from the agreement date, offer or sell any of its Common Stock unless and until Mr. Borislow and the trusts have sold or otherwise disposed of all of the shares of common stock held by him on the agreement date. In turn, Mr. Borislow terminated his employment with the Company and agreed not to compete with the Company for at least one year. Mr. Borislow also agreed to guarantee up to $20.0 million of the Company's obligations in connection with the AOL investment noted above.

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


         Effective December 31, 1998, the Company, in exchange for a total of 498,435 shares of the Company common stock and $10,007,000 aggregate principal amount of the Company's Convertible Notes, released certain officers, directors and employees from obligations for approximately $9.8 million and $9.0 million, respectively, borrowed from the Company.

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

         (d) Reimbursement Obligations


         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of the Company's common stock as of March 26, 1999, the reimbursement amount would be approximately $35.5 million. AOL also has the right on termination of long distance exclusivity to require the Company to repurchase 2,721,984 warrants to purchase common stock of the Company held by AOL for a minimum price of $36.3 million. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has not advised the Company that it intends to sell any shares during the relevant period. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.


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


         In 1996, 1997 and 1998, the Company granted certain employees and non-employee directors of the Company 6,736,000, 2,801,000 and 5,535,000, respectively, non-qualified options to purchase shares of the Company's common stock. These options generally become exercisable from one to three years from the date of the grant. In 1997, the Company recognized $13,371,785 of compensation expenses related to the grant of options or the purchase of the Company's stock at prices below the quoted market price at date of grant or purchase date. In 1998, the Company recognized $3.3 million of compensation expenses relating to the grant of 650,000 options and the issuance of 135,000 shares of the Company's stock at prices below the quoted market price at the dates of grant or issuance.


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

                                                                         YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                             1998                1997                 1996
                                                             ----                ----                 ----
                                                                (In thousands, except for per share data)

         NET INCOME (LOSS):
             As reported                                   $(221,326)           $(20,945)           $20,168
             Pro forma                                      (244,487)            (30,942)           $16,521
         BASIC EARNINGS (LOSS) PER SHARE:
             As reported                                   $   (3.73)           $   (.33)           $   .38
             Pro forma                                     $   (4.12)           $   (.48)           $   .31

         DILUTED EARNINGS (LOSS) PER SHARE:
             As reported                                  $   (3.73)            $   (.33)           $   .35
             Pro forma                                    $   (4.12)            $   (.48)           $   .29


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


         (b) AOL Warrants


         On January 5, 1999, after the repurchase from AOL of warrants to purchase 5,076,016 shares of the Company's Common Stock, 2,721,984 AOL Warrants were outstanding and currently exercisable with exercise prices from $14.00 to $22.00 and a weighted average exercise price of $17.03. AOL has the right, commencing on termination of the exclusivity under the AOL Agreement up until January 5, 2003, to require the Company to repurchase all or any portion of the AOL Warrants at prices (the "Put Prices") ranging from $10.45 to $16.82 per warrant ($36,324,002 aggregate amount). In the event AOL requires repurchase of the warrants, the Company at its election may pay AOL in cash or in shares of the Company's common stock based on the then current market price for such stock. The Company may also elect to issue a 10% two-year note for a defined portion of the repurchase price. The Company can require AOL to exercise their warrants at any time the market price of the Company's common stock equals or exceeds two times the then call amount for such warrants. The call amount of a warrant is the Put Price for the warrant increased at a semi-annually compounded rate of 5% on January 5, 1999 and on each six month anniversary thereafter. The Company has certain reimbursement obligations in the event that it requires AOL to exercise their warrants.


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

         (d)  Rights


         The Board of Directors has approved an offering of up to 3,523,285 shares of its Common Stock, $.01 par value, to holders of record of Common Stock and holders of record of options or warrants to purchase Common Stock at the close of business on December 31, 1998. The Shares are being offered pursuant to nontransferable rights to subscribe for and purchase shares of Common Stock at a price of $17.00 per share. Holders of record on the record date, will receive one such nontransferable right for every 20 shares of Common Stock or underlying options or warrants held on the record date, as applicable.

NOTE 10 -- INCOME TAXES


         Provision for Income Taxes. The Company reports the effects of income taxes under SFAS No. 109, Accounting of Income Taxes. The objective of income tax reporting is to recognize (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Under SFAS No. 109, the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Realization of deferred tax assets is determined on a more-likely-than-not basis.


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


          The Company had net deferred tax assets of approximately $40.4 million at December 31, 1997. The Company determined that no valuation allowance was necessary at December 31, 1997 because, among other factors, income, which it believed would be indicative of future operations, had been generated in recent years, with the exception of 1997. The loss incurred in 1997 was primarily attributable to amortization of the AOL marketing agreement.


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
                                                                 ============           =========           =======


         A reconciliation of the Federal statutory rate to the provision (benefit) for income taxes is as follows:



                                                                            YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------------
                                                          1998                         1997                        1996
                                                 ------------------------    --------------------------    ---------------------
                                                                                 (In thousands)


Federal income taxes computed at the statutory
     rate                                          $(63,328)    (35.0)%      $(12,018)          (35.0)%    $11,331        35.0%
Increase (decrease):
State income taxes less Federal benefit              (7,780)     (4.3)         (1,482)           (4.3)       1,199         3.7
Valuation allowance for deferred tax assets
     existing at beginning of year                   40,388      22.3              --              --           --          --
Increase in valuation allowance                      68,612      37.9              --              --           --          --
Other                                                 2,496       1.4             109              .3         (325)       (1.0)
                                                  ----------  ----------     -----------      ---------    ---------    --------
Total provision (benefit) for income taxes          $40,388      22.3%       $(13,391)          (39.0)%    $12,205        37.7%
                                                  ==========  ==========     ===========      =========    =========    ========



         Deferred tax (assets) liabilities at December 31, 1998, 1997 and 1996 are comprised of the following elements:



                                                                                     YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                            1998             1997              1996
                                                                            ----             ----              ----
                                                                                         (In thousands)

Net operating loss carry-forwards                                         $ (71,000)     $(21,548)           $(3,705)
Deferred revenue taxable currently                                          (11,000)      (13,897)                --
Stock based compensation                                                     (6,000)       (4,951)                --
Allowance for uncollectible accounts                                         (8,000)       (2,198)                --
Federal and state taxes resulting from cash to accrual basis for tax
   reporting                                                                     --         1,337              2,342
Warrants issued for compensation                                            (19,000)           --                (85)
Depreciation and amortization                                                 4,000            --                 --
Accruals not currently deductible                                            (4,000)          869                (55)
                                                                          -----------   ---------------    -------------
Deferred tax (assets) liabilities                                          (115,000)      (40,388)            (1,503)
Less valuation allowance                                                    115,000            --                 --
                                                                          -----------   ---------------    -------------
Deferred tax (assets) liabilities, net                                    $      --      $(40,388)           $(1,503)
                                                                          ===========   ===============    =============





          At December 31, 1998, a valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The future tax deductions of approximately $294.5 million represented by the deferred tax (assets), if not offset against taxable income on the Company's income tax returns, will begin to expire in 2012. Since approximately $16.0 million of this amount relates to tax deductions from exercise of executive stock options during 1998, any future tax benefits from its utilization will be a direct addition to additional paid-in capital. Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss carryforwards in years subsequent to significant changes in ownership, which limitations could significantly impact the Company's ability to utilize its net operating loss carryforward. As a result of certain transactions, changes in ownership may have occurred which might result in limitations on the use of net operating loss carryforwards. The Company has not determined whether a change in ownership has occurred. However, if a significant change in ownership has occurred, preliminary calculations indicate that the utilization of operating loss carryforwards could be limited to between $25 million and $50 million per year.

         Long-term deferred tax assets of $9,472,000 are included in other assets in the consolidated balance sheet at December 31, 1997.

NOTE 11 -- STATEMENTS OF CASH FLOWS


                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                         ---------------------------------------
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




         During 1998, the Company, in exchange for a total of 783,706 shares of Company Common Stock, sold certain assets to Mr. Borislow and released Mr. Borislow from an obligation borrowed from the Company (Note 7). The Company also, in exchange for a total of 498,435 shares of Company Common Stock and $10,007,000 aggregate principal amount of the Company's Convertible Notes, released certain officers, directors and employees from obligations borrowed from the Company (Note 7). In connection with the repurchase of the Company's Convertible Notes, the Company issued 5,084,483 shares of Company Common Stock with a value of approximately $69.5 million.



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




(1) See Note 3.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

           ITEMS 10 THROUGH 13.

           Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Form 10-K relates.

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

TEL-SAVE.COM, INC. AND SUBSIDIARIES
INDEX TO S-X SCHEDULE


                                                                            PAGE

Report of Independent Certified Public Accountants...........................48
Schedule II -- Valuation & Qualifying Accounts...............................49

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Tel-Save.com, Inc.


         The audits referred to in our report dated February 22, 1999, except for Note 8, which is as of March 26, 1999, relating to the consolidated financial statements of Tel-Save.com. Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 1998. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.


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


10.3 Employment Agreement between the Company and Aloysius T. Lawn, IV dated October 13, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).*


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

10.14 Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 33-94940)).*

10.15 Tel-Save Holdings, Inc. Employee Bonus Plan (incorporated by reference to page 13 of the Company's Proxy Statement for the Company's 1996 Annual Meeting of Stockholders dated April 3, 1996).*

10.19    Telecommunications  Marketing  Agreement  by  and  among  the  Company,
         Tel-Save, Inc. and America Online, Inc., dated February 22, 1997 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1996).+

10.20 Amendment No. 1, dated as of January 25, 1998, to the Telecommunications Marketing Agreement dated as of February 22, 1997 by and among the Company, Tel-Save, Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1997). +

10.21 Amendment No. 2, dated May 14, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998. (incorporated by reference to Exhibit
         10.1 to the Company's  quarterly  report on Form 10-Q, dated August 14,
         1998).+


10.22 Amendment No. 3, effective as of October 1, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, and an Amendment No. 2, dated May 14, 1998 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998). ++


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


10.34 Modification of the Exchange Agreement, dated ___________, 1999, by and among the Company, Tel-Save, Inc. and Mark Pavol (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).


10.35 Registration Rights Agreement, dated as of December 31, 1998, among the Company, Daniel Borislow, Mark Pavol, as Trustee of that certain D&K Grantor Retained Annuity Trust, dated June 15, 1998 and the Trustee of that certain D&K Grantor Retained Annuity Trust II (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated January 20, 1999).


10.36 Amendment of Registration Rights Agreement dated as of March 18, 1999, by and among the Company, Daniel M. Borislow, and Seth Tobias
         (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.37 Amendment of Registration Rights Agreement dated as of March 18, 1999, by and among the Company and Mark Pavol (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).


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

10.40 1998 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated January 20, 1999).*


10.41 Investment Agreement, dated as of December 31, 1998, as amended on February __, 1999, among the Company, America Online, Inc., and, solely for purposes of Sections 4.5, 4.6 and 7.3(g) thereof, Daniel Borislow, and solely for purposes of Section 4.12 thereof, Tel-Save, Inc. and the D&K Retained Annuity Trust dated June 15, 1998 by Mark Pavol, Trustee (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

10.42 Registration Rights Agreement, dated as of January 5, 1999, between the Company and America Online, Inc (incorporated by reference to Exhibit
         10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

10.43 Sublease Agreement, dated January ___, 1997, by and between Gemini Air Cargo, LLC and RMS International, Inc (incorporated by reference to
         Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

10.44 Sublease Agreement, dated as of January 20, 1999, by and between RMS International and Tel-Save, Inc (incorporated by reference to Exhibit
         10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

10.45 Lease by and between Aetna Life Insurance Company and Potomac Financial Group, L.L.C (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

10.46 Agreement, effective as of February 28, 1999, by and among the Company, Communication Telesystems International, d.b.a. WorldxChange Communications, Tel-Save, Inc., Mark Pavol, Roger B. Abbott and Rosalind Abbott, and Edward Soren (incorporated by reference to Exhibit
         10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

10.48 Letter Agreement between the Company and Emmauel DeMaio regarding Employment Agreement dated October 13, 1998 (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

11.1     Net Income Per Share Calculation  (incorporated by reference to Exhibit
         11.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

21.1 Subsidiaries of the Company (Incorporated by reference to Exhibit 12.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).


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


Date:  April 8, 1999                         TEL-SAVE.COM, INC.


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