Form 10-K/A
period 1998-12-31
TEL SAVE COM INC
filed 1999-04-30
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.2
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1998

                           Commission File No. 0-26728

                                  TALK.COM INC.
                          FORMERLY, TEL-SAVE.COM, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    23-2827736
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                   Identification Number)

                      12020 SUNRISE VALLEY DRIVE, SUITE 100
                             RESTON, VIRGINIA 22091
                                 (703) 391-7500
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 26, 1999 was approximately $741,591,301 based on the average of the high and low prices of the Common Stock on April 26, 1999 of $13.56 per share as reported on the Nasdaq National Market.

As of April 26, 1999, the Registrant had issued and outstanding 60,141,892 shares of its Common Stock, par value $.01 per share.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth certain biographical information, present occupation and business experience for the past five years for each of the directors of the Company.

CLASS I:  TERMS TO EXPIRE IN 2001

        GABRIEL BATTISTA, AGE 54. Mr. Battista became a director and the Chairman of the Board, Chief Executive Officer and President of the Company on January 5, 1999. Prior to joining the Company, Mr. Battista served as Chief Executive Officer of Network Solutions Inc., an Internet domain name registration company. Prior to joining Network Solutions, Mr. Battista served from 1995 to 1996 as CEO and from 1991 to 1995 as President and Chief Operating Officer of Cable & Wireless, Inc., the nation's largest telecommunications provider exclusively serving businesses. His career also includes management positions at US Sprint, GTE Telenet and General Electric Information Services. Mr. Battista also serves as a director of Axent Technologies, Inc., Capitol College, Systems & Computer Technology Corporation (SCT) and Online Technologies Group, Inc. (OTG).

         RONALD R. THOMA, AGE 61. Mr. Thoma currently serves as Executive Vice President of Crown Cork and Seal Company, Inc. where he has been employed since 1955. Mr. Thoma has served as a director of the Company since 1995.

CLASS II:  TERMS TO EXPIRE IN 2000

        GEORGE P. FARLEY, AGE 60. Mr. Farley became Chief Financial Officer and Treasurer of the Company effective October 29, 1997. Mr. Farley is formerly Group Vice President of Finance/Chief Financial Officer of Twin County, a food distribution company. Twin County filed a petition under Federal bankruptcy laws in December 1998. Prior to joining Twin County in September 1995, Mr. Farley was a partner of BDO Seidman, LLP, where he had served as a partner since 1974. Mr. Farley has served as a director of the Company since late 1996.

        GARY W. MCCULLA, AGE 39. Mr. McCulla joined the Company in March 1994 and previously served as President and Director of Sales and Marketing of the Company until his retirement from those offices on January 5, 1999. Mr. McCulla has served as a director of the Company since 1995.

CLASS III: TERMS TO EXPIRE IN 1999

        EMANUEL J. DEMAIO, AGE 40. Mr. DeMaio joined the Company in February 1992 and currently serves as Chief Operations Officer. Prior to joining the Company, from 1981 through 1992, Mr. DeMaio held various technical and managerial positions with AT&T. Mr. DeMaio has served as a director of the Company since 1995.

         HAROLD FIRST, AGE 61. Mr. First is a certified public accountant and currently is a financial consultant. Mr. First served as Chief Financial Officer of Icahn Holdings Company and related entities from December 1990 through December 1992. Mr. First serves as a director of Cadus Pharmaceutical Company, Panaco, Inc. and Phillips Service Corp. Mr. First has served as a director of the Company since 1995.

         Under Mr. Battista's employment agreement with the Company, he has the right to nominate a majority of the Board of Directors of the Company at the next annual meeting of shareholders.


EXECUTIVE OFFICERS

         The executive officers of the Company as of April 28, 1999 were as follows:



NAME                                  AGE      POSITION
----                                  ---      --------
Gabriel Battista                      54       Chairman of the Board, Chief Executive Officer, President and Director
Emanuel J. DeMaio                     40       Chief Operations Officer and Director
George P. Farley                      60       Chief Financial Officer, Treasurer and Director
Michael Ferzacca                      41       Executive Vice President, Sales
Norris M. Hall, III                   38       Senior Vice President, Network Management
Edward B. Meyercord, III              33       Executive Vice President, Marketing and Corporate Development
George Vinall                         43       Executive Vice President, Business Development
Aloysius T. Lawn, IV                  40       General Counsel and Secretary
Kevin R. Kelly                        34       Controller



GABRIEL BATTISTA. Mr. Battista became a director and the Chairman of the Board, Chief Executive Officer and President of the Company on January 5, 1999. Prior to joining the Company, Mr. Battista served as Chief Executive Officer of Network Solutions Inc. Prior to joining Network Solutions, Mr. Battista served as CEO, from 1995 to 1996, and as President and Chief Operating Officer, from 1991 to 1995, of Cable & Wireless, Inc., the nation's largest telecommunications provider exclusively serving businesses. His career also includes management positions at US Sprint, GTE Telenet and General Electric Information Services. Mr. Battista also serves as a director of Axent Technologies, Inc., Capitol College, Systems & Computer Technology Corporation (SCT) and Online Technologies Group, Inc. (OTG).

EMANUEL J. DEMAIO. Mr. DeMaio joined the Company in February 1992 and currently serves as a Director and as Chief Operations Officer. Prior to joining the Company, from 1981 through 1992, Mr. DeMaio held various technical and managerial positions with AT&T. As of May 14, 1999, Mr. DeMaio's employment at the Company will terminate, pursuant to the Letter Agreement between Mr. DeMaio and the Company dated April 6, 1999.

GEORGE P. FARLEY. Mr. Farley became Chief Financial Officer and Treasurer of the Company effective October 29, 1997. Mr. Farley is formerly Group Vice President of Finance/Chief Financial Officer of Twin County Grocers, Inc. ("Twin County"), a food distribution company. Prior to joining Twin County in September 1995, Mr. Farley was a partner of BDO Seidman, LLP, where he had served as a partner since 1974.

MICHAEL FERZACCA. Mr. Ferzacca became Executive Vice President, Sales of the Company in January 1999. Prior to joining the Company, he served in various roles at Cable & Wireless USA, a telecommunications provider, including manager of the Alternate Channels Division and Co-Chief Operating Officer.

NORRIS M. HALL, III. Mr. Hall became Senior Vice President, Network Management, of the Company in January 1999. Prior to joining the Company, he served as Senior Vice President, Network Operations of Premiere Technologies, a telecommunications service provider, from August 1998 to December 1998. Prior to joining Premiere Technologies he served as Vice President, Network Operations of Cable and Wireless, an international common carrier.

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

GEORGE VINALL. Mr. Vinall became Executive Vice President, Business Development of the Company in January 1999. Prior to joining the Company he served as President of International Protocol LLC, a telecommunication consulting business, as General Manager of Cable & Wireless Internet Exchange, an international internet service provider, and as Vice President, Regulatory & Government Affairs of Cable and Wireless North America, an international common carrier.

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

COMPENSATION OF DIRECTORS

         The Company currently pays non-employee directors an annual retainer of $10,000. In October, 1998, the Company's employee directors approved the grant to each of the two non-employee directors of an option to purchase 30,000 shares of Common Stock at the then-current market value under the 1998 Long-Term Incentive Plan. In December 1998, the employee directors approved an additional grant to each of the two non-employee directors of an option to purchase 30,000 shares of Common Stock at the then-current market value.

          The Company's employee directors may, from time to time in the future, grant options to non-employee directors. Non-employee directors also are reimbursed for reasonable expenses incurred in connection with attendance at Board meetings or meetings of committees thereof.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth information for the fiscal years ended December 31, 1998, 1997 and 1996 as to the compensation paid by the Company to the Chief Executive Officer for services rendered and the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                                              Annual Compensation            Long Term
                                                                                                      Compensation
-----------------------------------------------------                ----------------------------    ----------------
                                                                                                       Securities
                                                                                                       Underlying
                                                                                                      Options/SARs
                                                                                                           (#)(3)
                                                                                                           ------
                                                          Year         Salary(2)     Bonus(2)
                                                          ----         ---------     --------
DANIEL BORISLOW, Chairman and Chief Executive Officer(1)  1998         $325,000     $400,000(6)          750,000
                                                          1997         $325,000     $500,000                --
                                                          1996         $325,000     $500,000                --

GARY W. MCCULLA, President and Director of Sales          1998         $300,000     $446,955(4)          350,000
and Marketing(5)
                                                          1997         $300,000     $500,000(6)             --
                                                          1996         $300,000     $350,000             900,000

EMMANUEL J. DEMAIO, Chief Operations Officer(7)           1998         $185,000     $345,382(4)          350,000

                                                          1997         $175,000     $225,000(6)             --
                                                          1996         $165,000     $150,000             270,000

EDWARD B. MEYERCORD, III, Executive Vice President        1998         $200,000     $128,338(4)             --
- Marketing and Corporate Development
                                                          1997         $210,000     $150,000                --
                                                          1996(8)      $52,000      $400,000             800,000


GEORGE P. FARLEY, Chief Financial Officer and Treasurer   1998         $200,000     $100,000(6)          250,000
                                                          1997(9)      $28,462      $5,000(6)            200,000(9)

-----------------------------------
(1) Effective January 5, 1999, Mr. Borislow resigned from all offices with the Company and its subsidiaries.

(2) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table.

(3) As adjusted to reflect a three-for-two stock split in the form of a stock dividend effective as of March 15, 1996 and a two-for-one stock split in the form of a stock dividend effective as of January 31, 1997.

(4) Bonus paid in shares of Common Stock and in-kind property valued in each case at the current market value at the date of grant.

(5) Effective January 5, 1999, Mr. McCulla resigned from all offices with the Company and its subsidiaries.

(6) Bonus paid in shares of Common Stock valued at the current market value at the date of grant.

(7) Effective May 14, 1999, Mr. DeMaio will resign from all offices with the Company and its subsidiaries.

(8) Mr. Meyercord was hired by the Company effective as of September 5, 1996. In connection therewith, Mr. Meyercord was paid $400,000 and was granted an option to purchase 800,000 shares of the Company`s Common Stock.

(9) Mr. Farley became an employee and Chief Financial Officer and Treasurer of the Company on October 29, 1997. In connection with his employment, he purchased 200,000 shares of the Company's Common Stock at a price of $4.25 per share from a former executive officer of the Company.

STOCK OPTION GRANTS

      The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1998 to the Named Executives.


                                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                              Potential Realizable
                                                          Percent of                                            Value at Assumed
                                          Number of         Total                                            Annual Rates of Stock
                                         Securities      Options/SARs        Exercise                        Price Appreciation for
                                         Underlying       Granted to         Price per                            Option Term(1)
                                         Options/SARs      Employees           Share       Expiration      -----------------------
                Name                       Granted          in 1998         ($ share)        Date           5%($)           10%($)
                ----                       -------          -------         ---------        -----         ------           ------
Daniel Borislow                            750,000           13.6            5.75        Oct. 12, 2009    $3,063,338     $7,991,566
Gary W. McCulla                            350,000           6.3             5.75         Jan. 5, 2001    $206,281         $422,625
Emanuel J. DeMaio                          350,000           6.3             5.75         Jan. 5, 2001    $206,281         $422,625
Edward B. Meyercord, III                     --               --              --               --               --               --
George P. Farley                           250,000           4.5             5.75         Jan. 5, 2001    $147,344         $301,875


----------------
(1) Disclosures of the 5% and 10% assumed annual compound rates of stock appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future common stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

      The following table sets forth information concerning the 1998 year-end value of unexercised in-the-money options held by each of the Named Executives.

                                     AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                                 Number of Securities
                                                                            Underlying Unexercised        Value of Unexercised
                                  Shares                                         Options/SARs         In-the-Money Options/SARs at
                                 Acquired                   Value            at Fiscal Year-End(#)        Fiscal Year-End($)(1)
                                On Exercise               Realized           ---------------------        ---------------------
                                -----------               --------         -------------------------
                                                                           Exercisable/Unexercisable   Exercisable/ Unexercisable
    Name
------------------------------------------------------------------------------------------------------------------------------------
Daniel Borislow                300,000                      $1,460,250                   750,000/0                   $8,250,000/0
Gary W. McCulla                673,900                      $1,263,610                   0/800,000                    0/$9,326,500
Emanuel J. DeMaio              213,978                        $446,438             199,200/485,000          $2,424,264/$5,492,950
Edward B. Meyercord, III            --                              --                   800,000/0                   $6,200,000/0
George P. Farley                    --                              --                   0/250,000                   0/$2,750,000

--------------------------------------------------------------------------------
(1) Calculated as the difference between the exercise/base-price of the options/SARs and a year-end fair market value of the underlying securities equal to $16.75.


EMPLOYMENT CONTRACTS

          Gabriel Battista is party to an employment agreement with the Company that expires on December 31, 2001. Under the terms of the agreement, Mr. Battista received a signing bonus of $3,000,000 and is entitled to an annual salary of $500,000, payable in advance, plus a discretionary bonus. Mr. Battista is also entitled to other benefits and perquisites. In addition, Mr. Battista was granted options that vest over three years to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $10.4375 per share, and options that vested immediately upon execution of the agreement to purchase an additional 650,000 shares at an exercise price of $7.00 per share. In the event of certain transactions (including an acquisition of the Company's assets, a merger into another entity or a transaction that results in the Company's Common Stock no longer being required to be registered under the Securities Exchange Act of 1934), Mr. Battista will receive an additional bonus of $1,000,000 if the price per share for the Company's Common Stock in such transaction was less than or equal to $20.00 per share, or $3,000,000 if the consideration is greater than $20.00 per share. In addition, upon a change in control of the Company, all of Mr. Battista's options immediately vest.

         Edward B. Meyercord, III entered into a five-year employment agreement with the Company effective as of September 5, 1996. Under the contract, Mr. Meyercord is entitled to a minimum annual base salary of $210,000 for each year. In the event of a "change in control" as defined in Mr. Meyercord's agreement, he will be entitled to receive an amount equal to the positive difference, if any, between $2,000,000 and an amount equal to the product of (a) 800,000 (the number of options held by Mr. Meyercord) and (b) the positive difference, if any, between the market price of the Common Stock on the date of the change in control and the exercise price of Mr. Meyercord's stock options ($9.00).

        During 1998, George Farley was party to an employment agreement with the Company, which provides for a base annual salary of $200,000 and annual bonuses determined by the Board. The resignation of Mr. Borislow as the Chief Executive Officer of the Company permitted Mr. Farley, under the terms of the agreement, to terminate his agreement and continue receiving payments through the original term of the agreement ending in October 2000. In lieu of exercising these rights, Mr. Farley and the Company modified his employment agreement to provide for, among other things (i) a continuation of his employment until October 31, 1999, (ii) a base annual salary of $240,000, commencing January 1, 1999 and
(iii) the continuation of his compensation payments under the agreement for twenty-two consecutive months following the termination of his employment.

        Mr. Borislow's employment agreement with the Company terminated on January 5, 1999. Under the terms of the agreement, Mr. Borislow was entitled to an annual base salary of $325,000, customary benefits and a cost of living adjustment based upon the Consumer Price Index as published by the Department of Labor. Mr. McCulla's and Mr. DeMaio's employment agreements have or will be terminated in connection with their separation from the Company as executive officers. See "Certain Relationships and Related Party Transactions."

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Mr. Daniel Borislow, the Chief Executive Officer of the Company in 1998, served on the Compensation Committee until March 3, 1998, the date of his resignation from the Committee. Until the termination of his employment agreement on January 5, 1999, Mr. Borislow's compensation was determined by the non-employee director members of the Compensation Committee.

CERTAIN TRANSACTIONS

         See "Certain Relationships and Related Party Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of April 28, 1999 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named below and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                                NUMBER OF
                                                                 SHARES
                                                               BENEFICIALLY            PERCENT OF SHARES
NAME OF BENEFICIAL OWNER OR IDENTITY OF GROUP                    OWNED(1)              BENEFICIALLY OWNED
-------------------------------------------------              ------------           -------------------
Massachusetts Financial Services Company                         7,848,200 (2)              13.0%
         500 Boylston Street
         Boston, Massachusetts  02116
America Online, Inc.                                             6,843,356 (3)              11.4%
         22000 AOL Way
         Dulles, Virginia 20166
FMR Corp.                                                        6,613,200 (4)              11.0%
         82 Devonshire Street
         Boston, Massachusetts  02109
Paul Rosenberg                                                   5,759,985 (5)               9.6%
         600 North 4th Street
         Philadelphia, PA 19123
Daniel Borislow                                                  1,956,109                   3.2%
Seth Tobias                                                      4,637,491 (6)               7.7%
George P. Farley                                                 1,579,249 (7)               2.6%
Gary W. McCulla                                                  1,174,719                   1.9%
Edward B. Meyercord, III                                           806,131                   1.3%
Emanuel J. DeMaio                                                  663,178                   1.1%
Gabriel Battista                                                   670,000 (8)               1.1%
Harold First                                                        84,004                      *
Ronald R. Thoma                                                     97,934                      *
All current directors and executive officers as                  4,387,689 (9)               7.3%
a group           (12 persons)



* Less than 1%

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Furthermore, the information as to numbers and percentages of shares owned generally does not reflect, and has not been adjusted for, any shares that may be issued upon exercise of the non-transferable share purchase rights that were distributed to holders of shares, options and warrants of record on December 31, 1998. Such holders of record received one such non-transferable right for every 20 shares of Common Stock held or underlying options or warrants on the record date.

(2) Massachusetts Financial Services Company ("MFS"), an investment adviser, filed an amendment to a Schedule 13G with the Commission on February 11, 1999 (the "MFS 13G"), in which it reported beneficial ownership of 7,848,200 shares, 6,471,100 of which are also beneficially owned by MFS Series Trust II-MFS Emerging Growth Fund, an investment company, and 1,377,100 of which are also owned by certain non-reporting entities as well as MFS. The foregoing information is derived from the MFS 13G.

(3) The foregoing information is derived from the Schedule 13G filed by America Online, Inc. on January 15, 1999.

(4) The foregoing information is derived from the Schedule 13G filed by FMR Corp. on March 10, 1999.

(5)      The   foregoing  information  is derived from the Schedule 13D filed by
         Paul Rosenberg, the Rosenberg Family Limited Partnership, PBR, Inc. and the New Millennium Charitable Foundation on January 12, 1999.

(6) The foregoing information is derived from the Schedule 13G filed by Seth Tobias on February 16, 1999.

(7) Includes 1,200,000 shares held by the D&K Charitable Foundation, of which Mr. Farley serves as a director.

(8) Does not include 1,000,000 shares of Common Stock that could be acquired upon exercise of options granted to Mr. Battista that have not yet vested.

(9) Does not include an aggregate of 830,000 shares of Common Stock that could be acquired upon exercise of options by certain executive officers that have not yet vested.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and certain officers and persons who are the beneficial owners of more than 10 percent of the Common Stock are required to report their ownership of the Common Stock, options and certain related securities and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to report in this proxy statement any failure to file by such dates in 1998. The Company believes that all of the required filings have been made in a timely manner. In making this statement, the Company has relied on copies of the reporting forms received by it.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         On January 5, 1999, Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer, resigned as a director and officer of the Company and its subsidiaries. As outlined below, the Company entered into various agreements and engaged in various transactions with Mr. Borislow and certain entities in which he or his family has an interest.

         The Company paid $1.0 million to Mr. Borislow, assigned certain automobiles to him, and continued certain of his health and medical benefits and director and officer insurance. The Company also agreed that, so long as Mr. Borislow owns beneficially at least two percent (2%) of the common stock (on a fully diluted basis), Mr. Borislow and trusts for the benefit of his children would be entitled to: registration rights with respect to their shares of Common Stock, the right to require the Company to use a portion of proceeds from any public or private sale of debt securities, excluding borrowings from a commercial bank or other financial institution, by the Company to repurchase debt securities of the Company owned by Mr. Borislow or the trusts for the benefit of his children and the right to require the Company to use the proceeds from the exercise of stock options or rights to repurchase Common Stock owned by Mr. Borislow or the trusts for the benefit of his children. The Company also agreed that, so long as Mr. Borislow had such beneficial ownership, the Company would not, without the prior written consent of Mr. Borislow and subject to certain exceptions: (a) engage in certain significant corporate transactions, including the sale or encumbrance of substantially all of its assets, mergers and consolidations and certain material acquisitions, or, (b) for a period of 18 months from the agreement date, offer or sell any of its Common Stock unless and until Mr. Borislow and the trusts have sold or otherwise disposed of all of the shares of Common Stock held by him on the agreement date. In turn, Mr. Borislow terminated his employment with the Company and agreed not to compete with the Company for at least one year. Mr. Borislow also agreed to guarantee up to $20.0 million of the Company's obligations in connection with the Investment Agreement with AOL described in
Item 7 of this report.

        Effective December 31, 1998, the Company, in exchange for a total of 783,706 shares of Common Stock, (i) sold to Jimlew Capital, L.L.C., a company owned by Mr. Borislow, (a) all of the capital stock of Emergency Transportation Corporation (a wholly owned subsidiary of the Company, the primary asset of which is an interest in a jet airplane), valued at approximately $8.7 million, and (b) all of the real property constituting the Company's headquarters in New Hope, Pennsylvania, valued at approximately $2.0 million, and (ii) released Mr. Borislow from an obligation to the Company for borrowings representing approximately $4.7 million principal amount and interest at the rate of 6% per annum. Mr. Borislow agreed to lease to the Company a portion of the headquarters property at a base monthly rent of $12,500. The subsidiary stock and the real property were valued based on the book value of these assets, which the management of the Company believes approximated the fair market value of these assets on the date of exchange. The Common Stock exchanged for the assets was valued at its market value on the date of the exchanges. The Company had previously determined that it would be desirable to dispose of these assets and accordingly believed that the ownership of these assets was not required for the continued operation of the Company's business.

        During 1998, the following additional officers and directors had outstanding non-interest-bearing loans from the Company in the amounts indicated: Gary W. McCulla, $3,541,382; George P. Farley, $1,554,532; Aloysius
T. Lawn, IV, $1,293,506;  Emanuel J. DeMaio,  $821,906;  Harold First, $236,800;
and Ronald Thoma, $236,800. These loans were incurred in connection with the exercise of stock options or the holding of shares of Common Stock. The loans have since been repaid through delivery by the borrower to the Company of shares of Common Stock with a fair market value on date of payment equal to the outstanding amount of such loans.

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

          In the first quarter of 1999, the Company purchased from Mr. Borislow amd from two trusts for the benefit of Mr. Borislow's children $76,557,000 aggregate principal amount of the Company's 2002 Convertible Notes and 2004 Convertible Notes for $65.4 million in cash.

          On January 5, 1999, Gary W. McCulla entered into a letter agreement with the Company in connection with his separation from the Company as an officer. Pursuant to this agreement, he is entitled to receive payments aggregating $750,000 per year through January 5, 2001, and is eligible to receive certain health, medical and other benefits.

        On April 6, 1999, Emanuel J. DeMaio entered into a letter agreement with the Company providing for the termination of his employment with the Company as of May 14, 1999. Under this agreement, he is entitled to receive payments aggregating $400,000 per year for two years, and is eligible to receive certain health, medical and other benefits. The agreement also provides that Mr. DeMaio shall provide consulting services to the Company for a period of 18 months at a rate of two hundred dollars ($200) per hour.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3.  EXHIBITS:

EXHIBIT
NUMBER             DESCRIPTION
------------------------------

2.1 Plan of Reorganization between and among Tel-Save Holdings, Inc., a Delaware corporation, Tel-Save, Inc., a Pennsylvania corporation, Daniel Borislow and Paul Rosenberg, and Exhibits Thereto (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form S-1 (File No. 33-94940)).

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-4 (File No. 333-38943)).

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

10.1 Employment Agreement between the Company and Emanuel J. DeMaio (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 33-94940)).*

10.2 Employment Agreement between the Company and George P. Farley (incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the quarter ended September 30, 1997).*

10.3 Employment Agreement between the Company and Aloysius T. Lawn, IV dated October 13, 1998.*

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

10.20 Amendment No. 1, dated as of January 25, 1998, to the Telecommunications Marketing Agreement dated as of February 22, 1997 by and among the Company, Tel-Save, Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1997). +

10.21 Amendment No. 2, dated May 14, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q, dated August 14,
                 1998).+

10.22 Amendment No. 3, effective as of October 1, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, and an Amendment No. 2, dated May 14, 1998.++

10.23 Indenture dated as of September 9, 1997 between the Company and First Trust of

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

10.29 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.30 Stock Option Agreement, dated as of November 13, 1998,between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.31 Severance Agreement, dated as of December 31, 1998, between the Company and Daniel Borislow (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.32            Purchase   Agreement   regarding   the   stock   of   Emergency
                 Transportation Corporation, dated as of January 5, 1999, between the Company and Jimlew Capital, L.L.C. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.33 Exchange Agreement, dated as of December 31, 1998, among the Company, Tel-Save,Inc. and Mark Pavol, as Trustee of that certain D&K Grantor Retained Annuity Trust dated June 15, 1998 (incorporated by reference To Exhibit 10.7 to the Company's Current Report on Form 8-K dated January 20, 1999).

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

10.36 Amendment of Registration Rights Agreement dated as of March 18, 1999, by and among the Company, Daniel M Borislow, and Seth Tobias.

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

10.40 1998 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.41 Investment Agreement, dated as of December 31, 1998, as amended on February __, 1999, among the Company, America Online, Inc., and, solely for purposes of Sections 4.5, 4.6 and 7.3(g) thereof, Daniel Borislow, and solely for purposes of Section
                 4.12 thereof, Tel-Save, Inc. and the D&K Retained Annuity Trust dated June 15, 1998 by Mark Pavol, Trustee .

10.42 Registration Rights Agreement, dated as of January 5, 1999, between the Company and America Online, Inc.

10.43 Sublease Agreement, dated January ____, 1997, by and between Gemini Air Cargo, LLC and RMS International, Inc.

10.44 Sublease Agreement, dated as of January 20, 1999, by and between RMS International and Tel-Save, Inc.

10.45 Lease by and between Aetna Life Insurance Company and Potomac Financial Group, L.L.C .

10.46 Agreement, effective as of February 28, 1999, by and among the Company, Communication Telesystems International, d.b.a. WorldxChange Communications, Tel-Save, Inc., Mark Pavol, Roger
                 B. Abbott and Rosalind Abbott, and Edward Soren.

10.48            Letter  Agreement   between  the  Company  and  Emanuel  DeMaio
                 regarding Employment Agreement dated October 13, 1998.

10.49 Letter Agreement, dated as of January 5, 1999, between the Company and Gary R. McCulla amending Employment Agreement with Mr. McCulla. (1) *

10.50 Form of Indemnification Agreement, dated as of January 5, 1999, for each of George Vinall, Michael Ferzacca and Norris M. Hall,
                 III. (1)

10.51 Form of Non-Qualified Stock Option Agreement, dated as of December 16, 1998, for each of George Vinall, Michael Ferzacca and Norris M. Hall, III. (1) *


10.60 Employment Agreement, dated as of December 16, 1998, between the Company and Michael Ferzacca. (1) *

10.61 Employment Agreement, dated as of December 16, 1998, between the Company and Norris M. Hall, III. (1) *

10.62 Employment Agreement, dated as of December 16, 1998, between the Company and George Vinall. (1) *

10.63 Letter Agreement, dated as of December 30, 1998, between the Company and George Farley regarding Employment Agreement dated July 3, 1997. (1) *

21.1             Subsidiaries of the Company.

23.1             Consent of BDO Seidman, LLP.

27               Financial Data Schedule.

*                Management contract or compensatory plan or arrangement.

+ Confidential treatment previously has been granted for a portion of this exhibit.

++ Confidential treatment has been requested for portions of this exhibit.

(1)              Filed with this Amendment No. 2 on Form 10-K/A.





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

Date:    April 30, 1999                      TALK.COM  INC.

                                             By: /s/ Gabriel Battista
                                             ------------------------
                                             Gabriel Battista
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer, President
                                             and Director