Form 10-Q
period 1999-03-31
TEL SAVE COM INC
filed 1999-05-05
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ---------

COMMISSION FILE NUMBER 0 - 26728

                                  TALK.COM INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
        -----------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   23-2827736
                ------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

               12020 SUNRISE VALLEY DRIVE, RESTON, VIRGINIA 22091
          -------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES - ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 703-391-7500

                                TEL-SAVE.COM INC.
                                 6805 ROUTE 202
                          NEW HOPE, PENNSYLVANIA 18938
      ---------------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES X   NO
                                     ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13, OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT

                                  YES     NO
                                     ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

AS OF APRIL 26, 1999, 60,141,892 SHARES OF COMMON STOCK WERE ISSUED AND OUTSTANDING.

                                  TALK.COM INC.
                                    FORM 10-Q
                                 MARCH 31, 1999

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of March 31, 1999 and
                           December 31, 1998

                  Consolidated  Statements of Operations for the three
                           months ended March 31, 1999 and 1998

                  Consolidated  Statement  of   Stockholders'   Equity
                           (Deficit)  for the three months ended March
                           31, 1999

                  Consolidated  Statements of Cash Flows for the three
                           months ended March 31, 1999 and 1998

                  Notes    to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Signatures

PART I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                         TALK.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    1999          1998
------------------------------------------------------------------------------    ---------    -----------
ASSETS
CURRENT:
   Cash and cash equivalents                                                      $  31,064    $   3,063
   Marketable securities                                                                 --       89,649
   Accounts receivable, trade net of allowance for uncollectible accounts of
     $1,540 and $1,669, respectively                                                 43,152       46,587
   Advances to partitions and notes receivable                                        1,150        1,870
   Prepaid expenses and other current assets                                          6,893        8,600
-------------------------------------------------------------------------------   ---------    ---------
       TOTAL CURRENT ASSETS                                                          82,259      149,769
Property and equipment, net                                                          57,536       56,703
Intangibles, net                                                                      1,129        1,150
Other assets                                                                          7,577       64,938
-------------------------------------------------------------------------------   ---------    ---------
       TOTAL ASSETS                                                               $ 148,501    $ 272,560
===============================================================================   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:
   Margin account indebtedness                                                    $      --    $  49,621
   Accounts payable and accrued expenses:
      Trade and other                                                                40,578       64,794
      Partitions                                                                      4,908        4,380
      Interest and other                                                             15,758       17,913
-------------------------------------------------------------------------------   ---------    ---------
       TOTAL CURRENT LIABILITIES                                                     61,244      136,708
Convertible debt                                                                     94,285      242,387
Deferred revenue                                                                     26,550       28,400
Other liabilities                                                                        --        1,850
-------------------------------------------------------------------------------   ---------    ---------
       TOTAL LIABILITIES                                                            182,079      409,345
-------------------------------------------------------------------------------   ---------    ---------
COMMITMENTS AND CONTINGENCIES
Contingent redemption value of common stock                                          35,289           --
-------------------------------------------------------------------------------   ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares
     outstanding                                                                         --           --
   Common stock - $.01 par value, 100,000,000 shares authorized; 66,934,635
     and 66,934,635 issued, respectively                                                669          669
   Additional paid-in capital                                                       215,189      265,325
   Accumulated deficit                                                             (186,898)    (218,229)
   Treasury stock                                                                   (97,827)    (184,550)
-------------------------------------------------------------------------------   ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (68,867)    (136,785)
===============================================================================   ---------    ---------
       TOTAL LIABILITIES, CONTINGENCIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 148,501    $ 272,560
===============================================================================   =========    =========

                    See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                    ---------------------------
                                                                                       1999             1998
----------------------------------------------------------------------------------  ----------       ----------
SALES                                                                               $ 110,572         $  91,146
COST OF SALES                                                                          74,698            76,580
----------------------------------------------------------------------------------  ---------         ---------

GROSS PROFIT                                                                           35,874            14,566

GENERAL AND ADMINISTRATIVE EXPENSES                                                    10,139             9,628
PROMOTIONAL, MARKETING AND ADVERTISING
     EXPENSES - PRIMARILY AOL                                                          14,598            47,322
SIGNIFICANT OTHER CHARGES (INCOME)                                                     (1,218)           21,318
----------------------------------------------------------------------------------  ---------         ---------

OPERATING INCOME (LOSS)                                                                12,355           (63,702)

INVESTMENT AND OTHER INCOME (EXPENSE), NET                                                (21)           (4,814)
----------------------------------------------------------------------------------  ---------         ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                        12,334           (68,516)

PROVISION (BENEFIT) FOR INCOME TAXES                                                       --           (26,721)
----------------------------------------------------------------------------------  ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                                12,334           (41,795)

EXTRAORDINARY GAIN                                                                     18,997                --
----------------------------------------------------------------------------------  ---------         ---------

NET INCOME (LOSS)                                                                   $  31,331         $ (41,795)
==================================================================================  =========         =========

BASIC EPS:

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                             $    0.21         $   (0.65)
EXTRAORDINARY GAIN                                                                       0.32                --
----------------------------------------------------------------------------------  ---------         ---------

NET INCOME (LOSS)                                                                   $    0.53         $   (0.65)
==================================================================================  =========         =========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                                               58,909            64,153
==================================================================================  =========         =========

DILUTED EPS:

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                             $    0.20         $   (0.65)
EXTRAORDINARY GAIN                                                                       0.30                --
----------------------------------------------------------------------------------  ---------         ---------

NET INCOME (LOSS)                                                                   $    0.50         $   (0.65)
==================================================================================  =========         =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING - DILUTED             62,335            64,153
==================================================================================  =========         =========

                    See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                   COMMON STOCK         ADDITIONAL                     TREASURY STOCK
                             ------------------------    PAID-IN       ACCUMULATED -------------------------
                               SHARES       AMOUNT       CAPITAL         DEFICIT     SHARES       AMOUNT         TOTAL
                             -----------  -----------  -------------  ------------ -----------  ------------  ------------
Balance, January 1, 1999       66,935        $669       $265,325      $(218,229)    (12,949)    $(184,550)    $(136,785)
  Net income                       --          --             --         31,331          --           --        31,331
  AOL investment                   --          --         (3,730)            --       4,121       58,730        55,000
  Exercise of common stock
     options                       --          --         (9,788)            --       1,390       19,807        10,019
  Issuance of common stock
     for convertible debt          --          --         (1,329)            --         575        8,186         6,857
  Contingent redemption
     value of common stock         --          --        (35,289)            --          --           --       (35,289)
============================ ===========  ===========  =============  ============ ===========  ============  ============
Balance, March 31, 1999        66,935        $669       $215,189      $(186,898)     (6,863)    $(97,827)     $(68,867)
============================ ===========  ===========  =============  ============ ===========  ============  ============

                    See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                      1999            1998
--------------------------------------------------------------------------------  -------------  ---------------
Cash flows from operating activities:
   Net income (loss)                                                                $  31,331       $ (41,795)
   Adjustment to reconcile net income (loss) to net cash used in operating activities:
   Unrealized loss on securities                                                           --           4,739
   Provision for bad debts                                                                (79)           (230)
   Depreciation and amortization                                                        1,451           1,369
   Vested AOL warrants and amortization of prepaid AOL marketing costs                     --          35,839
   Purchased research and development                                                      --          21,034
   Deferred revenue                                                                    (1,850)         (1,850)
   Extraordinary gain                                                                 (18,997)             --
   Income tax benefit related to exercise of options and warrants                          --           8,443
   (Increase) decrease in:
     Accounts receivable, trade                                                         3,564         (10,042)
     Advances to partitions and notes receivable                                          720          (5,554)
     Prepaid expenses and other current assets                                          1,707         (58,115)
     Other assets                                                                         536             387
   Increase (decrease) in:
     Accounts and partition payables and accrued expenses                             (25,893)         14,762
     Other liabilities                                                                 (1,850)             --
--------------------------------------------------------------------------------    ---------       ---------
       Net cash used in operating activities                                           (9,360)        (31,013)
--------------------------------------------------------------------------------    ---------       ---------
Cash flows from investing activities:
   Acquisition of intangibles                                                              --            (285)
   Acquisition of ADS Holdings, Inc.                                                       --         (26,707)
   Capital expenditures                                                                (2,263)         (3,026)
   Securities sold short                                                                   --            (260)
   Due from broker                                                                         --          (6,058)
   Sale (purchase) of securities, net                                                  89,649        (382,018)
--------------------------------------------------------------------------------    ---------       ---------
       Net cash provided by (used in) investing activities                             87,386        (418,354)
--------------------------------------------------------------------------------    ---------       ---------
Cash flows from financing activities:
   Repayment of margin account indebtedness                                           (49,621)             --
   Proceeds from margin account indebtedness                                               --         161,967
   Acquisition of convertible debt                                                    (65,423)             --
   Proceeds from exercise of options and warrants                                      10,019           6,627
   AOL investment                                                                      55,000              --
   Acquisition of treasury stock                                                           --          (8,850)
--------------------------------------------------------------------------------    ---------       ---------
       Net cash (used in) provided by financing activities                            (50,025)        159,744
--------------------------------------------------------------------------------    ---------       ---------
Net increase (decrease) in cash and cash equivalents                                   28,001        (289,623)
Cash and cash equivalents, at beginning of period                                       3,063         316,730
================================================================================    =========       =========
Cash and cash equivalents, at end of period                                         $  31,064       $  27,107
================================================================================    =========       =========

                    See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basic Presentation

     The consolidated financial statements include the accounts of Talk.com Inc. and its wholly-owned subsidiaries, and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

     The consolidated financial statements and related notes thereto as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1998 was derived from the audited financial statements included in the Company's Form 10-K, as amended. These interim financial statements should be read in conjunction with that Form 10-K report. The interim results are not necessarily indicative of the results for any future periods.

2.   AOL Agreements

     The Company has negotiated a number of amendments to its marketing agreements with AOL based on the experience gained by the Company in the marketing and sale of telecom services to AOL subscribers during 1998. A substantial amendment to the AOL agreement in January 1999 in which the Company agreed to fixed quarterly payments ranging from $10 to $15 million during the exclusivity period of the agreement resulted in: the elimination of the Company's obligation to make bounty and profit-sharing payments to AOL; alteration of the terms of the online and offline marketing arrangements between the Company and AOL; extension of the term of the AOL agreement, including the long distance exclusivity period, until June 2003, although AOL can end the Company's long distance exclusivity period on or after June 30, 2000 by foregoing the fixed quarterly payments described above; elimination of AOL's rights to receive further common stock warrants based upon customers gained from the AOL subscriber base; AOL's contribution of up to $4.0 million per quarter for offline marketing; and establishment of the framework for the Company to offer additional services and products to AOL subscribers. The fixed payments to AOL are being amortized based on estimated benefits from the AOL subscriber base.

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of common stock of the Company for $55.0 million in cash and the surrender of rights to purchase
5,076,016 shares of common stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of Company common stock. See Note 4(a) for a discussion of certain reimbursement obligations of the Company in favor of AOL.

3.   Related Party Transactions

     On January 5, 1999, Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer, resigned as a director and officer of the Company. The Company entered into various agreements and engaged in various transactions with Mr. Borislow and certain entities in which he or his family had an interest.

     The Company paid $1.0 million to Mr. Borislow, assigned certain automobiles to him, and continued certain of his health and medical benefits and director and officer insurance. The Company also agreed that, as long as Mr. Borislow owns beneficially at least two percent (2%) of the common stock (on a fully diluted basis), Mr. Borislow and trusts for the benefit of his children would be entitled to: registration rights with respect to their shares of common stock;
the right to require the Company to use a portion of the proceeds from any public or private sale of debt securities, by the Company (excluding borrowings from commercial banks or other financial institutions) to repurchase debt securities of the Company owned by Mr. Borislow or the trusts for the benefit of his children (see Note 4 (b)); and the right to require the Company to use the proceeds from the exercise of stock options or share purchase rights to repurchase common stock owned by Mr. Borislow or the trusts for the benefit of his children. The Company also agreed that, as long as Mr. Borislow had such beneficial ownership, the Company would not, without the prior written consent of Mr. Borislow and subject to certain exceptions: (a) engage in certain significant corporate transactions, including the sale or encumbrance of substantially all of its assets, mergers and consolidations and certain material acquisitions, or, (b) for a period of 18 months from the agreement date, offer or sell any of its common stock unless and until Mr. Borislow and the trusts have sold or otherwise disposed of all the shares of common stock held by him on the agreement date. In turn, Mr. Borislow terminated his employment with the Company and agreed not to compete with the Company for at least one year. Mr. Borislow also agreed to guarantee up to $20.0 million of the Company's obligations in connection with the AOL investment discussed below.

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

     On March 18, 1999, the Company purchased from Mr. Borislow $11,477,000 aggregate principal amount of the Company's 2004 Convertible Notes for $10.0 million in cash.

4.   Stockholders' Equity

     (a)  Contingent Redemption Value of Common Stock

          On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL acquired 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of the Company's common stock as of March 31, 1999, the reimbursement amount would be approximately $35.3 million or, if the closing price on April 26, 1999, $19.6 million. At March 31, 1999, the Company recorded $35.3 million for the contingent redemption value of this common stock with a corresponding reduction in additional paid-in capital. AOL also has the right on termination of long distance exclusivity under the AOL marketing agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of common stock of the Company held by AOL for a minimum price of $36.3 million, which repurchase price can be paid in Company common stock. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has not advised the Company that it intends to sell any shares during the relevant period. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

     (b)  Restriction on Future Sales of Common Stock

          The Company is subject to certain restrictions under the terms of certain registration rights agreements that could affect the Company's ability to raise capital. Under these agreements, entered into by the Company for the benefit of Mr. Borislow and two trusts for the benefit of his children (the "Trusts"), the Company has agreed that as long as Mr. Borislow continues to own at least 2% of the Company's outstanding common stock, the Company will use up to 40% of the proceeds from the sale of any public or private debt securities, excluding borrowings from a commercial bank or financial institution, to repurchase the Company's Convertible Notes held by Mr. Borislow or the Trusts and that until June 2000, the Company will not sell any shares of common stock of the Company without the consent of Mr. Borislow (other than sales of common stock on exercise of options or rights as long as the proceeds are used to repurchase common stock of the Company held by Mr. Borislow or the Trusts). Mr. Borislow has agreed to subordinate his rights to require the Company to repurchase the Company's Convertible Notes held by him or the Trusts until the AOL escrow is fully funded.

                         TALK.COM INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following tables set forth for the periods indicated certain financial data as a percentage of sales:

                                                                                FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                            ------------------------------------
                                                                                 1999                 1998
                                                                                 ----                 ----
Sales                                                                            100.0%              100.0%
Cost of sales                                                                     67.6                84.0
                                                                                 -----               -----
Gross profit                                                                      32.4                16.0
General and administrative expenses                                                9.1                10.6
Promotional, marketing and advertising expenses - primarily AOL                   13.2                51.9
Significant other charges (income)                                                (1.1)               23.4
                                                                                 -----               -----
Operating income (loss)                                                           11.2               (69.9)
Investment and other income (expense), net                                          --                (5.3)
                                                                                 -----               -----
Income (loss) before income taxes                                                 11.2               (75.2)
Provision (benefit) for income taxes                                                --               (29.3)
                                                                                 -----               -----
Income (loss) before extraordinary gain                                           11.2               (45.9)
Extraordinary gain                                                                17.1                  --
                                                                                 -----               -----
Net income (loss)                                                                 28.3%              (45.9)%
                                                                                 =====               =====

                         TALK.COM INC. AND SUBSIDIARIES


 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

          Sales. Sales increased by 21.3% to $110.6 million in the first quarter of 1999 from $91.1 million in the first quarter of 1998. The increase in sales resulted from the Company's marketing directed at generating new customers under the AOL Agreement. This AOL-related sales increase offset a decrease in the Company's non-AOL sales, and reflected, to a lesser extent, the Company's focus on marketing under the AOL Agreement.

          Cost of Sales. Cost of sales decreased by 2.5% to $74.7 million in the first quarter of 1999 from $76.7 million in the first quarter of 1998. This decrease was primarily due to lower network usage costs for OBN services on a per call basis and lower partition costs due to the Company's decrease in non-AOL sales.

          Gross Margin. Gross margin increased to 32.4% in the first quarter of 1999 from 16.0% in the first quarter of 1998. The increase in gross margin was primarily due to lower network usage costs for OBN services and lower local and international access charges, in each case on a per call basis and lower partition costs due to the Company's decrease in non-AOL sales. The Company anticipates that gross margins will continue to increase; however, price competition continues to intensify for the Company's products and this trend can be expected to continue to put downward pressure on gross margins.

          Other Operating Expenses. General and administrative expenses increased by 5.3% to $10.1 million in the first quarter of 1999 from $9.6 million in the first quarter of 1998. The increase in general and administrative expenses was due primarily to the costs associated with hiring additional personnel to support the Company's continuing growth and increased fees for professional services. During the first quarter of 1999, the Company incurred $14.6 million of promotional, marketing and advertising expense to expand its online customer base. During the first quarter of 1998, the Company expensed $24.9 million related to the AOL Agreement, $10.9 million for the performance warrants issued to AOL on March 31, 1998 and $11.5 million of other AOL related marketing and advertising efforts. During the first quarter of 1999, the Company sold a division of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $1.2 million which was included in significant other charges (income). During the first quarter of 1998, the Company allocated $21.0 million of the acquisition cost of TSFL Holdings, Inc. to purchased research and development expense.

          Investment and Other Income (Expense), Net. Investment and other income (expense), net was $(21,000) in the first quarter of 1999 versus $(4.8) million in the first quarter of 1998. During the first quarter of 1999, investment and other income (expense), net consists primarily of investment income offset by interest expense related to the Company's convertible debt.

          Extraordinary gain. During the first quarter of 1999, the Company recorded an extraordinary gain of $19.0 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital was $21.0 million and $13.1 million at March 31, 1999 and December 31, 1998, respectively. This increase in working capital is primarily a result of the cash generated during the first quarter 1999 from the Company's income before extraordinary gain of $12.3 million, offset by $2.3 million the Company invested in capital equipment.

          The Company expended an aggregate of $126.0 million of cash, Company common stock and other consideration for the repurchase of Convertible Notes during the first quarter of 1999. The Company (a) purchased from Mr. Borislow and two trusts for the benefit of Mr. Borislow's children $76,557,000 aggregate principal amount of the Company's Convertible Notes for $65.4 million in cash;
(b) exchanged the $53.7 million remaining on the WorldxChange Notes to a trust for the benefit of Mr. Borislow's children for $62,545,000 aggregate principal amount of the Company's Convertible Notes and (c) purchased $9,000,000 aggregate principal amount of the Company's Convertible Notes for $6.9 million in Company common stock. As of March 31, 1999, the Company had reduced the principal amount outstanding of its Convertible Notes to $94.3 million ($66.9 million of 4 1/2% notes and $27.4 million of 5% notes) of which approximately $52.4 million continues to be held by one of such trusts.

          On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL acquired 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of the Company's common stock as of March 31, 1999, the reimbursement amount would be approximately $35.3 million or, if the closing price on April 26, 1999, $19.6 million. At March 31, 1999, the Company recorded $35.3 million for the contingent redemption value of this common stock with a corresponding reduction in additional paid-in capital. AOL also has the right on termination of long distance exclusivity under the AOL marketing agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of common stock of the Company held by AOL for a minimum price of $36.3 million, which repurchase price can be paid in Company common stock. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. AOL has not advised the Company that it intends to sell any shares during the relevant period. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

         The Company is subject to certain restrictions under the terms of certain registration rights agreements that could affect the Company's ability to raise capital. Under these agreements, entered into by the Company for the benefit of Mr. Borislow and two trusts for the benefit of his children (the "Trusts"), the Company has agreed that as long as Mr. Borislow continues to own at least 2% of the Company's outstanding common stock, the Company will use up to 40% of the proceeds from the sale of any public or private debt securities, excluding borrowings from a commercial bank or financial institution, to repurchase the Company's Convertible Notes held by Mr. Borislow or the Trusts and that until June 2000, the Company will not sell any shares of common stock of

                         TALK.COM INC. AND SUBSIDIARIES


the Company without the consent of Mr. Borislow (other than sales of common stock on exercise of options or rights as long as the proceeds are used to repurchase common stock of the Company held by Mr. Borislow or the Trusts). Mr. Borislow has agreed to subordinate his rights to require the Company to repurchase the Company's Convertible Notes held by him or the Trusts until the AOL escrow is fully funded.

          The Company generally does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

          The Company does not, and has not historically, required significant amounts of working capital for its day-to-day operations. The Company believes that its current cash position and the cash flow expected to be generated from operations, will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months. The Company believes that, assuming the current market price of its common stock, its cash flow from operations will be sufficient to fund any reimbursement amount in the event that AOL elects after May 31, 1999 to sell its shares of the Company's common stock at a price below $19 per share and that, alternatively, it has the ability to obtain the necessary financing to fund its obligations under the AOL Investment Agreement. Should the Company seek to raise additional capital, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

         YEAR 2000

          The "Year 2000 issue" refers to the potential harm from computer programs that identify dates by the last two digits of the year rather than using the full four digits. Such programs could fail due to misidentification of dates on or after January 1, 2000. If such a failure were to occur to the Company's internal computer-based systems or to the computer-based systems operated by third parties that are critical to the Company's operations, the Company could be unable to continue to provide telecommunications services, to sign up new customers or to bill existing customers for services. Such failures, if they occurred, would have a material adverse effect on the Company's business, results of operations and financial condition. However, because of the complexity of the issues, the number of parties involved and the fact that many of the issues are outside the Company's control, the Company cannot reasonably predict with certainty the nature or likelihood of such effects.

          The Company, using its internal staff, has conducted a review and test of most of the internal computer-based systems. Most of the Company's systems are relatively new. Much of the software used by the Company has been developed internally and is regularly modified and updated to meet the changing requirements of its business. The Company expects that its critical internal systems will be able to process relevant date information in the future to permit the Company to continue to provide its services without significant interruption or material adverse effect on its business, results of operations and financial condition. However, there can be no assurances that the Company will not experience unanticipated negative consequences caused by undetected errors or defects in the technology used in its internal systems.

          Notwithstanding the Company's expectation that its own systems will be able to process Year 2000 date information, the Company's business depends significantly on receiving uninterrupted services by other parties. The principal service suppliers to the Company include other switch-based long-distance providers, the local exchange carriers throughout the country and AOL. Other parties whose ability to deal with Year 2000 issues could affect the Company include the Company's partitions and the credit and debit card companies through which most of the Company's AOL customers are billed. The Company has made inquiry of some of these parties regarding their respective levels of preparedness for Year 2000 issues as they may affect the Company. The Company will continue to make such inquiries and will monitor the public disclosures of such companies regarding their Year 2000 status. So far, the responses to such inquiries have been generally non-committal regarding levels of preparedness or willingness to provide assurances to the Company. In almost all cases, the Company is not in a position to require either affirmative action or assurances by these parties regarding continued provision of services in the Year 2000. Accordingly, while the Company has not been advised by any of these other companies on which it depends that they do not expect to be ready for Year 2000 issues, the

                         TALK.COM INC. AND SUBSIDIARIES

Company does not believe it is in a position to project the likelihood of such parties' abilities to provide uninterrupted services to the Company. The Company has considered possible contingency plans. Although the Company has entered into multiple contracts with long-distance service providers to support its OBN network the failure of any of the significant suppliers to provide uninterrupted service to the Company would likely have a material adverse effect on the Company's business and its results of operations and financial condition.

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

                                    * * * * *

          Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed elsewhere herein, important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AOL, increased price competition for long distance services, failure of the marketing of long distance services under the AOL Agreement, attrition in the number of end users, and changes in government policy, regulation and enforcement. The Company undertakes no obligations to update its forward-looking statements.

PART II - OTHER INFORMATION

Item 2.       Changes in Securities

              ISSUANCES OF UNREGISTERED SECURITIES

              On January 5, 1999, Registrant, pursuant to an Investment Agreement between Registrant and America Online, Inc. ("AOL"), issued 4,121,372 shares of Registrant's common stock to AOL in exchange for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of Registrant's common stock pursuant to various warrants held by AOL.

              On February 5, 1999, in connection with the conversions of certain outstanding convertible notes of Registrant, Registrant issued to Donaldson, Lufkin & Jenrette an aggregate of 214,338 shares of Registrant's common stock in addition to the shares that were issuable upon such conversion in accordance with the terms of such convertible notes (the issuance of which conversion shares was registered).

              Each of the above  issuances was made by Registrant in reliance on
              Section 4(2) of the Securities Act of 1933.

Item 5.       Other Information

              Registrant announced on April 16, 1999, the change of its corporate name to Talk.com Inc., and the move of its principal executive offices to Reston, Virginia.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                    3.1  Certificate  of Ownership and Merger  merging  Talk.com
                         Inc.  into  Tel-Save.com, Inc.  (changing  the  name of
                         Registrant).
                    3.2  Composite  form of Amended and Restated  Certificate of
                         Incorporation  of Registrant,  as amended through April
                         26, 1999.
                    10.1 Letter  Agreement,  dated  as of April  6,  1999,  with respect  to  the  Employment  Agreement,  dated  as  of
                         October  13,  1999,   between  Registrant  and  Emanuel
                         DeMaio.
                    11   Computation of Net Income Per Share
                    27   Financial Data Schedule

(b)      Reports on Form 8-K

                    Since December 31, 1998, the Company has filed the following Current Report on Form 8-K:

                    Current Report on Form 8-K, dated January 20, 1999, reporting changes in the Chief Executive Officer and Chairman of the Board of Registrant, certain transactions between the outgoing Chief Executive Officer and related parties and Registrant, the signing of certain telecommunications services agreements, the execution of amendments to Registrant's agreements with America Online, Inc. ("AOL") and an investment by AOL in Registrant's common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 4, 1999              TALK.COM INC.
                                ---------------------------------
                                (Registrant)

                                      By: /s/ Gabriel Battista
                                         ---------------------------------------
                                         Gabriel Battista
                                         Chairman of the Board,
                                         Chief Executive Officer and President


                                       By: /s/ George P. Farley
                                         ---------------------------------------
                                         George P. Farley
                                         Chief Financial Officer and Treasurer


                                       By: /s/ Kevin R. Kelly
                                          --------------------------------------
                                          Kevin R. Kelly
                                          Controller