Form 10-Q
period 1999-06-30
TALK COM
filed 1999-08-13
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.
                              ---------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ---------

Commission file number 0 - 26728

                                  Talk.com Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   23-2827736
                    ---------------------------------------
                      (I.R.S. Employer Identification No.)

               12020 Sunrise Valley Drive, Reston, Virginia 22091
               ---------------------------------------------------
               (Address of principal executive offices - Zip code)

         Registrant's telephone number, including area code: 703-391-7500

               ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

                                     Yes   No
                                        ---
-
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 13, 1999, 61,291,568 shares of Common Stock were issued and outstanding.

                                  TALK.COM INC.
                                    FORM 10-Q
                                  JUNE 30, 1999

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements


             Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1998

             Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998

             Consolidated Statement of Stockholders' Equity (Deficit) for
                  the six months ended June 30, 1999

             Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1999 and 1998

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

PART II - OTHER INFORMATION

          Signatures

PART I - FINANCIAL INFORMATION
           ITEM 1. FINANCIAL STATEMENTS

                         TALK.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                               JUNE 30, 1999
                                                                                (UNAUDITED)      DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents                                                     $37,114               $   3,063
   Marketable securities                                                              --                  89,649
   Accounts  receivable,  trade, net of allowance for uncollectible  accounts
     of $1,342 and $1,669, respectively                                           46,016                  46,587
   Advances to partitions and notes receivable                                       288                   1,870
   Prepaid expenses and other current assets                                       8,488                   8,600
---------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                       91,906                 149,769
Property and equipment, net                                                       56,679                  56,703
Intangibles, net                                                                   1,109                   1,150
Other assets                                                                       6,436                  64,938
---------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                             $156,130                $272,560
=====================================================================================================================
LIABILITIES, CONTINGENCIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:
   Margin account indebtedness                                                   $    --                 $49,621
   Accounts payable and accrued expenses:
      Trade and other                                                             33,418                  64,794
      Partitions                                                                   5,293                   4,380
      Other                                                                       17,973                  17,913
---------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                  56,684                 136,708
Convertible debt                                                                  94,285                 242,387
Deferred revenue                                                                  24,700                  28,400
Other liabilities                                                                     --                   1,850
---------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                         175,669                 409,345
---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
Contingent redemption value of common stock                                       31,941                      --
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value,  5,000,000 shares  authorized;  no shares
     outstanding                                                                      --                      --
   Common stock - $.01 par value,  100,000,000 shares authorized;
     66,934,635  issued                                                              669                     669
   Additional paid-in capital                                                    209,119                 265,325
   Accumulated deficit                                                          (172,860)               (218,229)
   Treasury stock, at cost                                                       (88,408)               (184,550)
---------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (51,480)               (136,785)
=====================================================================================================================
       TOTAL LIABILITIES, CONTINGENCIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $156,130                $272,560
=====================================================================================================================

                   See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                               FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                        ENDED JUNE 30,
                                                         ----------------------------------  -------------------------------------
                                                              1999                 1998           1999              1998
-------------------------------------------------------------------------------------------  -------------------------------------
SALES                                                      $117,139             $111,098      $227,711           $202,244

COST OF SALES                                                73,418               93,058       148,116            169,638
----------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                 43,721               18,040        79,595             32,606

GENERAL AND ADMINISTRATIVE EXPENSES                           9,049               10,195        19,188             19,823

PROMOTIONAL, MARKETING AND ADVERTISING
     EXPENSES                                                21,193               37,617        35,791             84,939

SIGNIFICANT OTHER CHARGES (INCOME)                           (1,500)                 277        (2,718)            21,595
----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                      14,979              (30,049)       27,334            (93,751)

INVESTMENT AND OTHER INCOME (EXPENSE), NET                     (941)               1,004          (962)            (3,810)
----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                            14,038              (29,045)       26,372            (97,561)

PROVISION FOR INCOME TAXES                                       --               67,109            --             40,388
----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                      14,038              (96,154)       26,372          (137,949)
  EXTRAORDINARY GAIN                                             --                   --        18,997                 --
----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                          $ 14,038            $ (96,154)      $45,369          $(137,949)
==================================================================================================================================

BASIC EPS:

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                    $   0.23            $   (1.49)    $    0.44         $    (2.14)

EXTRAORDINARY GAIN                                               --                    --         0.32                 --
----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                          $   0.23            $   (1.49)    $    0.76         $    (2.14)
==================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                                          60,422               64,486        59,670             64,320
==================================================================================================================================

DILUTED EPS:

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                    $   0.22             $  (1.49)     $   0.42         $    (2.14)

EXTRAORDINARY GAIN                                               --                    --         0.30                 --
----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                          $   0.22             $  (1.49)     $   0.72          $   (2.14)
==================================================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON  EQUIVALENT SHARES
     OUTSTANDING - DILUTED                                   63,360               64,486        62,894             64,320
==================================================================================================================================


                   See accompanying notes to consolidated financial statements.

             TALK.COM INC. AND SUBSIDIARIESCONSOLIDATED STATEMENT OF
                         STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                    COMMON STOCK             ADDITIONAL                     TREASURY STOCK
                            ---------------------------       PAID-IN        ACCUMULATED    ----------------
                               SHARES         AMOUNT          CAPITAL          DEFICIT     SHARES        AMOUNT         TOTAL
                            ------------   ------------   --------------   -------------- ---------   ------------   -------------
 Balance, January 1, 1999     66,935          $669          $265,325        $(218,229)    (12,949)      $(184,550)     $(136,785)
  Net income                      --            --                --           45,369           --              --        45,369
  AOL investment                  --            --            (3,730)               --      4,121          58,730         55,000
  Exercise of common
     stock options                --            --           (19,207)               --      2,590          36,912         17,705
  Acquisition  of  treasury
     stock                        --            --                --                --       (639)         (7,686)        (7,686)
  Issuance of common
     stock for convertible
     debt                         --            --            (1,328)               --        575           8,186          6,858
  Contingent     redemption
     value of common stock        --            --           (31,941)               --          --              --       (31,941)
==================================================================================================================================
Balance, June 30, 1999        66,935         $669           $209,119       $ (172,860)   ( 6,302)       $(88,408)       $(51,480)
==================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         FOR THE SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                  -----------------------------
                                                                                    1999              1998
-----------------------------------------------------------------------------     -----------------------------
  Cash flows from operating activities:
    Net income (loss)                                                              $45,369          $(137,949)
    Adjustment to reconcile  net income  (loss) to net cash
       used in operating activities:
    Unrealized loss on securities                                                       --              2,850
    Provision for bad debts                                                           (232)             1,996
    Depreciation and amortization                                                    2,912              2,768
    Vested AOL warrants and amortization of prepaid AOL marketing costs                 --             49,513
    Purchased research and development                                                  --             21,034
    Deferred revenue                                                                (3,700)            (3,700)
    Extraordinary gain                                                             (18,997)                --
    Valuation allowance for deferred tax assets                                         --             40,388
    (Increase) decrease in:
      Accounts receivable, trade                                                       898            (14,943)
      Advances to partitions and notes receivable                                    1,582             14,834
      Prepaid expenses and other current assets                                        112             (7,918)
      Other assets                                                                   1,676            (38,026)
    Increase (decrease) in:
      Accounts and partition payables and accrued expenses                         (30,497)            13,581
      Other liabilities                                                             (1,850)            (1,587)
---------------------------------------------------------------------------  ---------------------------------
         Net cash used in operating activities                                      (2,727)           (57,159)
---------------------------------------------------------------------------  ---------------------------------
    Cash flows from investing activities:
      Capital expenditures                                                          (2,846)            (6,836)
      Sale (purchase) of securities, net                                            89,649           (361,157)
      Securities sold short                                                             --            (10,316)
      Due from broker                                                                   --              7,856
      Acquisition of intangibles                                                        --               (285)
      Acquisition of ADS Holdings, Inc.                                                 --            (26,707)
---------------------------------------------------------------------------- ---------------------------------
         Net cash provided by (used in) investing activities                        86,803           (397,445)
---------------------------------------------------------------------------- ---------------------------------
    Cash flows from financing activities:
      Repayment of margin account indebtedness                                     (49,621)                --
      Proceeds from margin account indebtedness                                         --            192,892
      Acquisition of convertible debt                                              (65,423)                --
      Proceeds from exercise of options and warrants                                17,705              8,490
      AOL investment                                                                55,000                 --
      Retirement of common stock                                                        --             (1,470)
      Acquisition of treasury stock                                                 (7,686)           (28,890)
---------------------------------------------------------------------------- ---------------------------------
        Net cash (used in) provided by financing activities                        (50,025)           171,022
---------------------------------------------------------------------------- ---------------------------------
    Net increase (decrease) in cash and cash equivalents                            34,051           (283,582)
    Cash and cash equivalents, at beginning of period                                3,063            316,730
==========================================================================   =================================
   Cash and cash equivalents, at end of period                                    $ 37,114          $ 33,148
==========================================================================   =================================

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

     The consolidated financial statements and related notes thereto as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1998 was derived from the audited financial statements included in the Company's Form 10-K, as amended. These interim financial statements should be read in conjunction with that Form 10-K report. The interim results are not necessarily indicative of the results for any future periods.

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

     The Company paid $1.0 million to Mr. Borislow, assigned certain automobiles to him, and continued certain of his health and medical benefits and director and officer insurance. The Company also agreed that, as long as Mr. Borislow owns at least two percent (2%) of the common stock (on a fully diluted basis), Mr. Borislow and trusts for the benefit of his children would be entitled to: registration rights with respect to their shares of common stock; the right to require the Company to use a portion of the proceeds from any public or private sale of debt securities by the Company (excluding borrowings from commercial banks or other financial institutions) to repurchase debt securities of the Company owned by Mr. Borislow or the trusts for the benefit of his children (see
Note 4 (b)); and the right to require the Company to use the proceeds from the exercise of stock options or share purchase rights to repurchase common stock owned by Mr. Borislow or the trusts for the benefit of his children. The Company also agreed that, as long as Mr. Borislow had such beneficial ownership, the Company would not, without the prior written consent of Mr. Borislow and subject to certain exceptions: (a) engage in certain significant corporate transactions, including the

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



sale or encumbrance of substantially all of its assets, mergers and consolidations and certain material acquisitions, or, (b) for a period of 18 months from the agreement date, offer or sell any of its capital stock unless and until Mr. Borislow and the trusts have sold or otherwise disposed of all the shares of common stock held by him on the agreement date. In turn, Mr. Borislow terminated his employment with the Company and agreed not to compete with the Company for at least one year. Mr. Borislow also agreed to guarantee up to $20.0 million of the Company's obligations in connection with the AOL investment discussed below.

     On January 5, 1999, the Company assigned to a trust for the benefit of Mr. Borislow's children the Company's interest in $53,700,000 principal amount of subordinated notes of Communication TeleSystems International d/b/a WorldxChange Communications, which were included in other assets at December 31, 1998, in exchange for $62,545,000 aggregate principal amount of the Company's 2002 Convertible Notes and 2004 Convertible Notes owned by the trust. The exchange rate was determined based on the Company's assessment of the fair values of the WorldxChange Notes and of the Company's Convertible Notes given in exchange, which assessment was supported by the opinion of an independent investment banking firm as to the fairness to the Company of the consideration received.

     On January 5, 1999, the Company, in open market transactions, purchased from two trusts for the benefit of Mr. Borislow's children $65,080,000 aggregate principal amount of the Company's 2002 Convertible Notes and 2004 Convertible Notes owned by the trusts for $55.4 million in cash.

     On March 18, 1999, the Company purchased from Mr. Borislow $11,477,000 aggregate principal amount of the Company's 2004 Convertible Notes for $10.0 million in cash with proceeds from the exercise of stock options pursuant to the agreements with Mr. Borislow as described above.

     During the three month period ended June 30, 1999, the Company purchased from Mr. Borislow approximately 639,000 shares of common stock for approximately $7.7 million with proceeds from the exercise of stock options pursuant to the agreements with Mr. Borislow as described above.

4.   Stockholders' Equity

     (a) Contingent Redemption Value of Common Stock

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL acquired 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The Company has the first right to purchase any of the 4,121,372 shares of common stock at the market value on the day that AOL notifies the Company of their intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of the Company's common stock as of June 30, 1999, the reimbursement amount would be approximately $31.9 million. At June 30, 1999, the Company recorded $31.9 million for the contingent redemption value of this common stock with a corresponding reduction in additional paid-in capital. AOL also has the right on termination of long distance exclusivity under the AOL marketing agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of common stock of the Company held by AOL for a minimum price of $36.3 million, which repurchase price can be paid in Company common stock, cash or a six-month note. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. Legal Proceedings

     On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. At this point, no classes have been certified. A motion to dismiss was recently granted as to certain officers of the Company and denied as to the Company. There are currently no officers of the Company who is a party to these actions. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorougly. The Company also is a party to certain legal actions arising in the ordinary course of business.

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

                         TALK.COM INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following tables set forth for the periods indicated certain financial data as a percentage of sales:

                                                                  FOR THE THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                  --------------------------
                                                                      1999          1998
                                                                     ------        ------
Sales                                                                100.0%        100.0%
Cost of sales                                                         62.7          83.8
                                                                     ------        ------
Gross profit                                                          37.3          16.2
General and administrative expenses                                    7.7           9.2
Promotional, marketing and advertising expenses                       18.1          33.8
Significant other charges (income)                                    (1.3)          0.2
                                                                     ------        ------
Operating income (loss)                                               12.8         (27.0)
Investment and other income (expense), net                            (0.8)          0.9
                                                                     ------        ------
Income (loss) before income taxes                                     12.0         (26.1)
Provision for income taxes                                              --          60.4
                                                                     ------        ------
Net income (loss)                                                     12.0%        (86.5)%
                                                                     ======        ======

                                                                  FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                      1999          1998
                                                                     ------        ------
Sales                                                                100.0%        100.0%
Cost of sales                                                         65.0          83.9
                                                                     ------        ------
Gross profit                                                          35.0          16.1
General and administrative expenses                                    8.5           9.8
Promotional, marketing and advertising expenses                       15.7          42.0
Significant other charges (income)                                    (1.2)         10.7
                                                                     ------        ------
Operating income (loss)                                               12.0         (46.4)
Investment and other income (expense), net                            (0.4)         (1.8)
                                                                     ------        ------
Income (loss) before income taxes                                     11.6         (48.2)
Provision for income taxes                                              --          20.0
                                                                     ------        ------
Income (loss) before extraordinary gain                               11.6         (68.2)
Extraordinary gain                                                     8.3            --
                                                                     ------        ------
Net income (loss)                                                     19.9%       (68.2)%
                                                                     ======        ======

                         TALK.COM INC. AND SUBSIDIARIES

  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Sales. Sales increased by 5.4% to $117.1million in the second quarter of 1999 from $111.1 million in the second quarter of 1998. The increase in sales primarily reflected an increase in the number of customers under the AOL Agreement. The AOL-related sales increase was partially offset by a decrease in the Company's non-AOL sales.

     Cost of Sales. Cost of sales decreased by 21.1% to $73.4 million in the second quarter of 1999 from $93.1 million in the second quarter of 1998. This decrease was primarily due to lower network usage costs for OBN services on a per minute basis and lower partition costs due to the Company's decrease in non-AOL sales.

     Gross Margin. Gross margin increased to 37.3% in the second quarter of 1999 from 16.2% in the second quarter of 1998. The increase in gross margin was primarily due to lower network usage costs for OBN services on a per minute basis and lower partition costs due to the Company's decrease in non-AOL sales. The Company anticipates continued gross margin improvement; however, price competition continues to intensify for the Company's products and this trend can be expected to continue to put downward pressure on gross margins.

     Other Operating Expenses. General and administrative expenses decreased by 11.2% to $9.0 million in the second quarter of 1999 from $10.2 million in the second quarter of 1998. The decrease in general and administrative expenses was due primarily to the elimination of general and administrative expenses of TSFL Holdings, Inc. (as discussed below) and decreased fees for professional services, offset by increased costs associated with hiring additional personnel to support the Company's continuing growth. During the second quarter of 1999, the Company incurred $21.2 million of promotional, marketing and advertising expense to expand its online customer base. During the second quarter of 1998, the Company incurred $37.6 million of promotional, marketing and advertising expense, including $8.5 million related to the AOL Agreement, $5.2 million for the performance warrants issued to AOL on June 30, 1998 and $23.9 million of other AOL related marketing and advertising efforts. During the second quarter of 1999, the Company sold the last remaining division of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $1.5 million, which was included in significant other charges (income).

     Investment and Other Income (Expense), Net. Investment and other income (expense), net was $(0.9) million in the second quarter of 1999 versus $1.0 million in the second quarter of 1998. During the second quarter of 1999, investment and other income (expense), net consists primarily of interest income offset by interest expense related to the Company's convertible debt.

                         TALK.COM INC. AND SUBSIDIARIES


   SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Sales. Sales increased by 12.6% to $227.7 million in the first six months of 1999 from $202.2 million in the first six months of 1998. The increase in sales primarily reflected an increase in the number of customers under the AOL Agreement. The AOL-related sales increase was partially offset by a decrease in the Company's non-AOL sales.

     Cost of Sales. Cost of sales decreased by 12.7% to $148.1 million in the first six months of 1999 from $169.6 million in the first six months of 1998. This decrease was primarily due to lower network usage costs for OBN services on a per minute basis and lower partition costs due to the Company's decrease in non-AOL sales.

     Gross Margin. Gross margin increased to 35.0% in the first six months of 1999 from 16.1% in the first six months of 1998. The increase in gross margin was primarily due to lower network usage costs for OBN services on a per minute basis and lower partition costs due to the Company's decrease in non-AOL sales.

     Other Operating Expenses. General and administrative expenses decreased by 3.2% to $19.2 million in the first six months of 1999 from $19.8 million in the first six months of 1998. The decrease in general and administrative expenses was due primarily to the elimination of general and administrative expenses of TSFL Holdings, Inc. (as discussed below) and decreased fees for professional services, offset by increased costs associated with hiring additional personnel to support the Company's continuing growth. During the first six months of 1999, the Company incurred $35.8 million of promotional, marketing and advertising expense to expand its online customer base. During the first six months of 1998, the Company incurred $84.9 million of promotional, marketing and advertising expense, including $33.4 million related to the AOL Agreement, $16.1 million for the performance warrants issued to AOL during the first six months of 1998 and $35.4 million of other AOL related marketing and advertising efforts. During the first six months of 1999, the Company sold TSFL Holdings, Inc. (formerly
Symetrics Industries, Inc.), resulting in a gain of $2.7 million which was included in significant other charges (income). During the first six months of 1998, the Company allocated $21.0 million of the acquisition cost of TSFL Holdings, Inc. to purchased research and development expense, which was included in significant other charges (income).

     Investment and Other Income (Expense), Net. Investment and other income (expense), net was $(1.0) million in the first six months of 1999 versus $(3.8) million in the first six months of 1998. During the first six months of 1999, investment and other income (expense), net consists primarily of interest income offset by interest expense related to the Company's convertible debt.

     Extraordinary gain. During the first six months of 1999, the Company recorded an extraordinary gain of $19.0 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

                         TALK.COM INC. AND SUBSIDIARIES




LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $35.2 million and $13.1 million at June 30, 1999 and December 31, 1998, respectively. This increase in working capital is primarily a result of the cash generated during the first six months 1999 from the Company's operations.

     The Company expended an aggregate of $126.0 million of cash, Company common stock and other consideration for the repurchase of Convertible Notes during the first six months of 1999. The Company (a) purchased from Mr. Borislow and two trusts for the benefit of Mr. Borislow's children $76,557,000 aggregate principal amount of the Company's Convertible Notes for $65.4 million in cash;
(b) exchanged the $53.7 million remaining on the WorldxChange Notes to a trust for the benefit of Mr. Borislow's children for $62,545,000 aggregate principal amount of the Company's Convertible Notes and (c) purchased $9,000,000 aggregate principal amount of the Company's Convertible Notes for $6.9 million in Company common stock. As of June 30, 1999, the Company had reduced the principal amount outstanding of its Convertible Notes to $94.3 million ($66.9 million of 4 1/2% notes and $27.4 million of 5% notes) of which approximately $52.4 million continues to be held by one of such trusts. The Company also purchased from Mr. Borislow approximately 639,000 shares of common stock for approximately $7.7 million during the first six months of 1999 with proceeds from the exercise of stock options pursuant to agreements with Mr. Borislow.

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL acquired 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The Company has the first right to purchase any of the 4,121,372 shares of common stock at the market value on the day that AOL notifies the Company of their intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of the Company's common stock as of June 30, 1999, the reimbursement amount would be approximately $31.9 million. At June 30, 1999, the Company recorded $31.9 million for the contingent redemption value of this common stock with a corresponding reduction in additional paid-in capital. AOL also has the right on termination of long distance exclusivity under the AOL marketing agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of common stock of the Company held by AOL for a minimum price of $36.3 million, which repurchase price can be paid in Company common stock, cash or a six-month note. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

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

                         TALK.COM INC. AND SUBSIDIARIES

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

     The Company does not, and has not historically, required significant amounts of working capital for its day-to-day operations. The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months. The Company believes that, assuming the current market price of its common stock, its cash flow from operations will be sufficient to fund any reimbursement amount in the event that AOL elects to sell its shares of the Company's common stock at a price below $19 per share and that, alternatively, it has the ability to obtain the necessary financing to fund its obligations under the AOL Investment Agreement. Should the Company seek to raise additional capital, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

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

     Notwithstanding the Company's expectation that its own systems will be able to process Year 2000 date information, the Company's business depends significantly on receiving uninterrupted services by other parties. The principal service suppliers to the Company include other switch-based long-distance providers, the local exchange carriers throughout the country and AOL. Other parties whose ability to deal with Year 2000 issues could affect the Company include the Company's partitions and the credit and debit card companies through which most of the Company's AOL customers are billed. The Company has made inquiry of some of these parties regarding their respective levels of preparedness for Year 2000 issues as they may affect the Company. The Company will continue to make such inquiries and will monitor the public disclosures of such companies regarding their Year 2000 status. So far, the responses to such inquiries have been generally non-committal regarding levels of preparedness or willingness to provide assurances to the Company. In almost all cases, the Company is not in a position to require either affirmative action or assurances by these parties regarding continued provision of services in the Year 2000. Accordingly, while the Company has not been advised by any of these other companies on which it depends that they do not expect to be ready for Year 2000 issues, the Company does not believe it is in a position to project the likelihood of such parties' abilities to provide uninterrupted services to the Company. The Company has considered possible contingency plans. Although the Company has entered into multiple contracts with long-distance service providers to support its OBN network, the failure of any of the significant suppliers to provide uninterrupted service to the Company would likely have a material adverse effect on the Company's business and its results of operations and financial condition.

                         TALK.COM INC. AND SUBSIDIARIES



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

                         TALK.COM INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. At this point, no classes have been certified. A motion to dismiss was recently granted as to certain officers of the Company and denied as to the Company. There are currently no officers of the Company who is a party to these actions. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously. The Company also is a party to certain legal actions arising in the ordinary course of business.

     The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

           10.1  Employment   Agreement  by  and  among  Vincent W. Talbert and
                 Talk.com Inc. and Talk.com Holding Corp. dated as of June 8, 1999.

           10.2 Indemnification Agreement by and between Vincent W. Talbert and Talk.com Inc. dated as of June 8, 1999.

           10.3  Non-Qualified Stock option Agreement  for  Vincent  W. Talbert.

           11    Computation of Net Income Per Share

           27    Financial Data Schedule

       (b) Reports on Form 8-K

       Since March 31, 1999, the Company has not filed any Current Reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 13, 1999        TALK.COM INC.
                                ---------------
                                (Registrant)



                                    By: /s/ Gabriel Battista
                                        --------------------
                                        Gabriel Battista
                                        Chairman of the Board,
                                        Chief Executive Officer and President


                                    By: /s/ Edward B. Meyercord, III
                                        --------------------
                                        Edward B. Meyercord, III
                                        Chairman Financial Officer and Treasurer


                                    By: /s/ Kevin R. Kelly
                                        --------------------
                                        Kevin R. Kelly
                                        Controller