Form 10-Q
period 1999-09-30
TALK COM
filed 1999-11-12
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.
                               ------------------

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------     ---------

COMMISSION FILE NUMBER 0 - 26728

                                  TALK.COM INC.
         --------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         --------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   23-2827736
         --------------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

               12020 SUNRISE VALLEY DRIVE, RESTON, VIRGINIA 20190
         --------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES - ZIP CODE)

                                  703-391-7500
         --------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         --------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

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

AS OF NOVEMBER 5, 1999, 64,670,445 SHARES OF COMMON STOCK WERE ISSUED AND OUTSTANDING.

                                  TALK.COM INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I   -  FINANCIAL INFORMATION

            Item 1. Financial Statements

                    Consolidated Balance Sheets as of September 30, 1999
                         and December 31, 1998

                    Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998

                    Consolidated Statement of Stockholders' Equity (Deficit) for
                         the nine months ended September 30, 1999

                    Consolidated Statements of Cash Flows for the nine
                         months ended September 30, 1999 and 1998

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

            Signatures

PART I - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                         TALK.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                                                        SEPTEMBER 30, 1999
                                                                                            (UNAUDITED)       DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents                                                                  $  43,552          $   3,063
   Marketable securities                                                                             --             89,649
   Accounts receivable, trade, net of allowance for uncollectible accounts
     of $3,729 and $1,669, respectively                                                          57,299             46,587
   Advances to partitions and notes receivable                                                    1,997              1,870
   Prepaid expenses and other current assets                                                     10,497              8,600
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                                     113,345            149,769
Property and equipment, net                                                                      56,987             56,703
Intangibles, net                                                                                  1,089              1,150
Other assets                                                                                      3,843             64,938
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                           $ 175,264          $ 272,560
====================================================================================================================================
LIABILITIES, CONTINGENCIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:
   Margin account indebtedness                                                                $      --          $  49,621
   Accounts payable and accrued expenses:
      Trade and other                                                                            35,559             64,794
      Partitions                                                                                  5,475              4,380
      Other                                                                                      21,770             17,913
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                                 62,804            136,708
Convertible debt                                                                                 84,985            242,387
Deferred revenue                                                                                 22,850             28,400
Other liabilities                                                                                    --              1,850
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                        170,639            409,345
------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
Contingent redemption value of common stock                                                      25,115                 --
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares
     outstanding                                                                                     --                 --
   Common stock - $.01 par value, 100,000,000 shares authorized; 66,934,635
     issued                                                                                         669                669
   Additional paid-in capital                                                                   205,372            265,325
   Accumulated deficit                                                                         (155,981)          (218,229)
   Treasury stock, at cost                                                                      (70,550)          (184,550)
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                     (20,490)          (136,785)
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES, CONTINGENCIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $ 175,264          $ 272,560
====================================================================================================================================



          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                        FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                  ---------------------------------    -----------------------------
                                                                         1999              1998             1999             1998
------------------------------------------------------------------------------------------------------------------------------------

SALES                                                                  $ 140,027        $ 122,525        $ 367,738        $ 324,769

COST OF SALES                                                             85,476           99,789          233,592          269,427
------------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                              54,551           22,736          134,146           55,342

GENERAL AND ADMINISTRATIVE EXPENSES                                       11,274           10,822           30,461           30,645

PROMOTIONAL, MARKETING AND ADVERTISING
     EXPENSES                                                             27,698          107,653           63,490          192,592

SIGNIFICANT OTHER CHARGES (INCOME)                                            --              308           (2,718)          21,903
------------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                   15,579          (96,047)          42,913         (189,798)

INVESTMENT AND OTHER INCOME (EXPENSE), NET                                  (933)           3,751           (1,895)             (59)
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                         14,646          (92,296)          41,018         (189,857)

PROVISION FOR INCOME TAXES                                                    --               --               --           40,388
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                   14,646          (92,296)          41,018         (230,245)

EXTRAORDINARY GAIN                                                         2,233           50,562           21,230           50,562
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                      $  16,879        $ (41,734)       $  62,248        $(179,683)
====================================================================================================================================

BASIC EPS:

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                $    0.24        $   (1.58)       $    0.68        $   (3.69)

EXTRAORDINARY GAIN                                                          0.04             0.87             0.35             0.81
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                      $    0.28        $   (0.71)       $    1.03        $   (2.88)
====================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                                  61,343           58,376           60,233           62,317
====================================================================================================================================

DILUTED EPS:

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                $    0.23        $   (1.58)       $    0.65        $   (3.69)

EXTRAORDINARY GAIN                                                          0.04             0.87             0.34             0.81
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                      $    0.27        $   (0.71)       $    0.99        $   (2.88)
====================================================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON  EQUIVALENT SHARES
     OUTSTANDING - DILUTED                                                63,480           58,376           63,093           62,317
====================================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         TALK.COM INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                     COMMON STOCK              ADDITIONAL                       TREASURY STOCK
                                 -----------------------        PAID-IN       ACCUMULATED   ------------------------
                                  SHARES         AMOUNT         CAPITAL         DEFICIT       SHARES         AMOUNT          TOTAL
                                 --------       --------       ----------     -----------   ---------      ---------         ------

Balance, January 1, 1999          66,935          $669          $265,325       $(218,229)    (12,949)      $(184,550)     $(136,785)
  Net income                          --            --                --          62,248          --             --          62,248
  AOL investment                      --            --            (3,730)             --       4,121         58,730          55,000
  Exercise of common stock
     options                          --            --           (29,780)             --       3,863         54,770          24,990
  Acquisition of treasury
     stock                            --            --                --              --        (639)        (7,686)         (7,686)
  Issuance of common stock
     for convertible debt             --            --            (1,328)             --         575          8,186           6,858
  Contingent redemption value
     of common stock                  --            --           (25,115)             --          --             --         (25,115)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999       66,935          $669          $205,372       $(155,981)     (5,029)      $(70,550)      $ (20,490)
====================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          FOR THE NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                    --------------------------------
                                                                                        1999              1998
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                  $62,248          $(179,683)
   Adjustment to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
   Provision for bad debts                                                              2,181              6,130
   Depreciation and amortization                                                        4,449              4,145
   Vested AOL warrants and amortization of prepaid AOL marketing costs                     --             71,665
   Purchased research and development                                                      --             21,034
   Deferred revenue                                                                    (5,550)            (5,550)
   Extraordinary gain                                                                 (21,230)           (50,562)
   Compensation charges                                                                    --              1,500
   Valuation allowance for deferred tax assets                                             --             40,388
   (Increase) decrease in:
     Accounts receivable, trade                                                       (12,772)           (14,207)
     Advances to partitions and notes receivable                                         (127)            20,794
     Prepaid expenses and other current assets                                         (1,896)            (4,741)
     Other assets                                                                       4,084            (67,578)
   Increase (decrease) in:
     Accounts and partition payables and accrued expenses                             (24,405)            35,485
     Other liabilities                                                                 (1,850)            (1,592)
--------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                              5,132           (122,772)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                (4,671)            (8,369)
   Sale (purchase) of securities, net                                                  89,649             26,942
   Securities sold short                                                                   --            (21,087)
   Due from broker                                                                         --             21,087
   Acquisition of intangibles                                                              --               (285)
   Acquisition of ADS Holdings, Inc.                                                       --            (26,707)
--------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                             84,978             (8,419)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of margin account indebtedness                                           (49,621)                --
   Proceeds from margin account indebtedness                                               --            107,323
   Acquisition of convertible debt                                                    (72,304)           (57,320)
   Proceeds from exercise of options and warrants                                      24,990             13,238
   AOL investment                                                                      55,000                 --
   Retirement of common stock                                                              --             (1,470)
   Acquisition of treasury stock                                                       (7,686)          (224,111)
--------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                          (49,621)          (162,340)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   40,489           (293,531)
Cash and cash equivalents, at beginning of period                                       3,063            316,730
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                         $  43,552          $  23,199
--------------------------------------------------------------------------------------------------------------------



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

     The consolidated financial statements and related notes thereto as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1998 was derived from the audited financial statements included in the Company's Form 10-K, as amended. These interim financial statements should be read in conjunction with that Form 10-K report. The interim results are not necessarily indicative of the results for any future periods.

2.   AOL Agreements

     The Company has negotiated a number of amendments to its marketing agreements with America Online Inc. ("AOL") based on the experience gained by the Company in the marketing and sale of telecom services to AOL subscribers during 1998. A substantial amendment to the AOL agreement in January 1999 in which the Company agreed to fixed quarterly payments ranging from $10 to $15 million during the exclusivity period of the agreement resulted in: the elimination of the Company's obligation to make bounty and profit-sharing payments to AOL; alteration of the terms of the online and offline marketing arrangements between the Company and AOL; elimination of AOL's rights to receive further common stock warrants based upon customers gained from the AOL subscriber base; AOL's contribution of up to $4.0 million per quarter for offline marketing; establishment of the framework for the Company to offer additional services and products to AOL subscribers; and extension of the term of the AOL agreement, including the long distance exclusivity period, until June 2003, although AOL can end the Company's long distance exclusivity period on or after June 30, 2000 by foregoing the fixed quarterly payments described above. The fixed payments to AOL are being amortized based on estimated benefits from the AOL subscriber base.

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

     The Company paid $1.0 million to Mr. Borislow, assigned certain automobiles to him, and continued certain of his health and medical benefits and director and officer insurance. The Company also agreed that, as long as Mr. Borislow owned beneficially and of record at least two percent (2%) of the common stock (on a fully diluted basis), Mr. Borislow and trusts for the benefit of his children would be entitled to: registration rights with respect to their shares of common stock; the right to require the Company to use a portion of the proceeds from any public or private sale of debt securities by the Company (excluding borrowings from commercial banks or other financial institutions) to repurchase debt securities of the Company owned by Mr. Borislow or the trusts for the benefit of his children; and the right to require the Company to use the proceeds from the exercise of stock options or share purchase rights to repurchase common stock owned by Mr. Borislow or the trusts for the benefit of his children (see Note 4 (b)). The Company also agreed that, as long as Mr. Borislow had such beneficial and record ownership,

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company would not, without the prior written consent of Mr. Borislow and subject to certain exceptions: (a) engage in certain significant corporate transactions, including the sale or encumbrance of substantially all of its assets, mergers and consolidations and certain material acquisitions, or, (b) for a period of 18 months from the agreement date, offer or sell any of its capital stock unless and until Mr. Borislow and the trusts have sold or otherwise disposed of all the shares of common stock held by them on the agreement date. In turn, Mr. Borislow terminated his employment with the Company and agreed not to compete with the Company for at least one year. Mr. Borislow also agreed to guarantee up to $20.0 million of the Company's obligations in connection with the AOL investment discussed below.

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

     On March 18, 1999, the Company purchased from Mr. Borislow $11,477,000 aggregate principal amount of the Company's 2004 Convertible Notes for $10.0 million in cash with proceeds from the exercise of stock options pursuant to the agreements with Mr. Borislow as described above. During the three month period ended June 30, 1999, the Company purchased from Mr. Borislow approximately 639,000 shares of common stock for approximately $7.7 million with proceeds from the exercise of stock options pursuant to the agreements with Mr. Borislow as described above. On September 30, 1999, the Company purchased from Mr. Borislow $9,300,000 aggregate principal amount of the Company's 2004 Convertible Notes for $6.9 million in cash with the proceeds from the exercise of stock options pursuant to agreements with Mr. Borislow.

4.   Stockholders' Equity

(a)  Contingent Redemption Value of Common Stock

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL acquired 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The Company has the first right to purchase any of the 4,121,372 shares of common stock at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of the Company's common stock as of September 30, 1999, the reimbursement amount would be approximately $25.1 million. At September 30, 1999, the Company recorded $25.1 million for the contingent redemption value of this common stock with a corresponding reduction in additional paid-in capital. As previously reported, the Company received a letter from AOL, dated August 25, 1999, stating that AOL did not intend to exercise its reimbursement rights under the Investment Agreement (to require the Company to reimburse AOL shortfalls on sales of the Company common stock that it acquired in January 1999) any earlier than December 31, 1999. AOL also has the right on termination of long distance

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exclusivity under the AOL marketing agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of common stock of the Company held by AOL for a minimum price of $36.3 million, which repurchase price can be paid in Company common stock, cash or a six-month note. AOL can end the Company's long distance exclusivity period on or after June 30, 2000 by foregoing certain fixed quarterly payments. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

(b)  Restriction on Future Sales of Common Stock

     As previously reported, the Company was subject to certain restrictions under a registration rights agreement between the Company and Mr. Borislow that could have affected the Company's ability to raise capital and engage in other types of financing transactions. Since Mr. Borislow currently holds less than 2% of the Company's outstanding common stock, these restrictions have been suspended and no longer apply to the Company. If at a later date Mr. Borislow's beneficial and record ownership of common stock equals or exceeds 2% solely as a result of Mr. Borislow receiving distributions of common stock from two existing trusts organized for the benefit of his children, then such restrictions would once again apply to the Company. In all events, under the terms of the registration rights agreement with Mr. Borislow, these restrictions, even if they should become applicable again to the Company, shall expire on June 30, 2000 and be of no further force and effect, regardless of the ownership by Mr. Borislow of shares of common stock.

5.   Legal Proceedings

     On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. At this point, no classes have been certified. A motion to dismiss was granted as to certain officers of the Company and denied as to the Company. There are currently no officers of the Company who are parties to these actions. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously. The Company also is a party to certain legal actions arising in the ordinary course of business.

     The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition of results of operations.

                         TALK.COM INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         The following tables set forth for the periods indicated certain financial data as a percentage of sales:



                                                           FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           --------------------------
                                                                1999        1998
                                                                ----        ----

Sales                                                          100.0%      100.0%
Cost of sales                                                   61.0        81.4
                                                               -----       -----
Gross profit                                                    39.0        18.6
General and administrative expenses                              8.1         8.8
Promotional, marketing and advertising expenses                 19.8        87.9
Significant other charges                                         --         0.3
                                                               -----       -----
Operating income (loss)                                         11.1       (78.4)
Investment and other income (expense), net                      (0.6)        3.1
                                                               -----       -----
Income (loss) before income taxes                               10.5       (75.3)
Provision for income taxes                                        --          --
                                                               -----       -----
Income (loss) before extraordinary gain                         10.5       (75.3)
Extraordinary gain                                               1.6        41.2
                                                               -----       -----
Net income (loss)                                               12.1%      (34.1)%
                                                               =====       =====


                                                             FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             --------------------------
                                                                1999         1998
                                                                ----         ----
Sales                                                          100.0%      100.0%
Cost of sales                                                   63.5        83.0
                                                               -----       -----
Gross profit                                                    36.5        17.0
General and administrative expenses                              8.3         9.4
Promotional, marketing and advertising expenses                 17.3        59.3
Significant other charges (income)                              (0.8)        6.7
                                                               -----       -----
Operating income (loss)                                         11.7       (58.4)
Investment and other income (expense), net                      (0.5)         --
                                                               -----       -----
Income (loss) before income taxes                               11.2       (58.4)
Provision for income taxes                                        --        12.5
                                                               -----       -----
Income (loss) before extraordinary gain                         11.2       (70.9)
Extraordinary gain                                               5.7        15.6
                                                               -----       -----
Net income (loss)                                               16.9%      (55.3)%
                                                               =====       =====


                         TALK.COM INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1998

         Sales. Sales increased by 14.3% to $140.0 million in the third quarter of 1999 from $122.5 million in the third quarter of 1998. The increase in sales primarily reflected an increase in the number of online customers. The increase in online sales was partially offset by a decrease in the Company's other sales.

         Cost of Sales. Cost of sales decreased by 14.3% to $85.5 million in the third quarter of 1999 from $99.8 million in the third quarter of 1998. This decrease was primarily due to lower network usage costs for services on the Company's OBN network on a per minute basis and lower partition costs due to the decrease in other sales, as noted above.

         Gross Margin. Gross margin increased to 39.0% in the third quarter of 1999 from 18.6% in the third quarter of 1998. The increase in gross margin was primarily due to lower network usage costs for OBN services on a per minute basis and lower partition costs due to the decrease in other sales, as noted above. The Company anticipates continued gross margin improvement; however, price competition continues to intensify for the Company's products and this trend can be expected to continue to put downward pressure on gross margins.

         Other Operating Expenses. General and administrative expenses increased by 4.2% to $11.3 million in the third quarter of 1999 from $10.8 million in the third quarter of 1998. The increase in general and administrative expenses was due primarily to increased costs associated with hiring additional personnel to support the Company's continuing growth, offset by the elimination of general and administrative expenses of TSFL Holdings, Inc. (as discussed below) and decreased fees for professional services. During the third quarter of 1999, the Company incurred $27.7 million of promotional, marketing and advertising expense to expand its online customer base. During the third quarter of 1998, the Company incurred $107.7 million of promotional, marketing and advertising expense, including $16.3 million related to the AOL Agreement, $5.9 million for the performance warrants issued to AOL on September 30, 1998 and $85.5 million of promotional, marketing and advertising expense to expand its online customer base.

         Investment and Other Income (Expense), Net. Investment and other income (expense), net was $(0.9) million in the third quarter of 1999 versus $3.8 million in the third quarter of 1998. During the third quarter of 1999, investment and other income (expense), net consists primarily of interest income offset by interest expense related to the Company's convertible debt.

         Extraordinary gain. During the third quarter of 1999, the Company recorded an extraordinary gain of $2.2 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

                         TALK.COM INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1998

         Sales. Sales increased by 13.2% to $367.7 million in the first nine months of 1999 from $324.8 million in the first nine months of 1998. The increase in sales primarily reflected an increase in the number of online customers. The increase in online sales was partially offset by a decrease in the Company's other sales.

         Cost of Sales. Cost of sales decreased by 13.3% to $233.6 million in the first nine months of 1999 from $269.4 million in the first nine months of 1998. This decrease was primarily due to lower network usage costs for services on the Company's OBN network on a per minute basis and lower partition costs due to the decrease in other sales, as noted above.

         Gross Margin. Gross margin increased to 36.5% in the first nine months of 1999 from 17.0% in the first nine months of 1998. The increase in gross margin was primarily due to lower network usage costs for OBN services on a per minute basis and lower partition costs due to the decrease in other sales, as noted above.

         Other Operating Expenses. General and administrative expenses decreased by 0.6% to $30.5 million in the first nine months of 1999 from $30.6 million in the first nine months of 1998. The decrease in general and administrative expenses was due primarily to the elimination of general and administrative expenses of TSFL Holdings, Inc. (as discussed below) and decreased fees for professional services, offset by increased costs associated with hiring additional personnel to support the Company's continuing growth. During the first nine months of 1999, the Company incurred $63.5 million of promotional, marketing and advertising expense to expand its online customer base. During the first nine months of 1998, the Company incurred $192.6 million of promotional, marketing and advertising expense, including $49.7 million related to the AOL Agreement, $22.0 million for the performance warrants issued to AOL during the first nine months of 1998 and $120.9 million of promotional, marketing and advertising expense to expand its online customer base. During the first nine months of 1999, the Company sold TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $2.7 million which was included in significant other charges (income). During the first nine months of 1998, the Company allocated $21.0 million of the acquisition cost of TSFL Holdings, Inc. to purchased research and development expense, which was included in significant other charges (income).

         Investment and Other Income (Expense), Net. Investment and other income (expense), net was $(1.9) million in the first nine months of 1999 versus $(59,000) in the first nine months of 1998. During the first nine months of 1999, investment and other income (expense), net consists primarily of interest income offset by interest expense related to the Company's convertible debt.

         Extraordinary gain. During the first nine months of 1999, the Company recorded an extraordinary gain of $21.2 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

                         TALK.COM INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $50.5 million and $13.1 million at September 30, 1999 and December 31, 1998, respectively. This increase in working capital is primarily a result of the cash generated during the first nine months 1999 from the Company's operations.

         The Company expended an aggregate of $132.9 million of cash, Company common stock and other consideration for the repurchase of an aggregate principal amount of $157.4 million of Convertible Notes during the first nine months of 1999. The Company (a) purchased from Mr. Borislow and two trusts for the benefit of Mr. Borislow's children $85,857,000 aggregate principal amount of the Company's Convertible Notes for $72.3 million in cash; (b) exchanged the $53.7 million remaining on the WorldxChange Notes to a trust for the benefit of Mr. Borislow's children for $62,545,000 aggregate principal amount of the Company's Convertible Notes and (c) purchased $9,000,000 aggregate principal amount of the Company's Convertible Notes for $6.9 million in Company common stock. As of September 30, 1999, the Company had reduced the principal amount outstanding of its Convertible Notes to $85.0 million ($66.9 million of 4 1/2% notes and $18.1 million of 5% notes). The Company also purchased from Mr. Borislow approximately 639,000 shares of common stock for approximately $7.7 million during the first six months of 1999 with proceeds from the exercise of stock options pursuant to agreements with Mr. Borislow.

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL acquired 4,121,372 shares of common stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of common stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The Company has the first right to purchase any of the 4,121,372 shares of common stock at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of the Company's common stock as of September 30, 1999, the reimbursement amount would be approximately $25.1 million. At September 30, 1999, the Company recorded $25.1 million for the contingent redemption value of this common stock with a corresponding reduction in additional paid-in capital. As previously reported, the Company received a letter from AOL, dated August 25, 1999, stating that AOL did not intend to exercise its reimbursement rights under the Investment Agreement (to require the Company to reimburse AOL shortfalls on sales of the Company common stock that it acquired in January 1999) any earlier than December 31, 1999. AOL also has the right on termination of long distance exclusivity under the AOL marketing agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of common stock of the Company held by AOL for a minimum price of $36.3 million, which repurchase price can be paid in Company common stock, cash or a six-month note. AOL can end the Company's long distance exclusivity period on or after June 30, 2000 by foregoing certain fixed quarterly payments. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

         As previously reported, the Company was subject to certain restrictions under a registration rights agreement between the Company and Mr. Borislow that could have affected the Company's ability to raise capital and engage in other types of financing transactions. Since Mr. Borislow currently holds less than 2% of the

                         TALK.COM INC. AND SUBSIDIARIES

Company's outstanding common stock, these restrictions have been suspended and no longer apply to the Company. If at a later date Mr. Borislow's beneficial and record ownership of common stock equals or exceeds 2% solely as a result of Mr. Borislow receiving distributions of common stock from two existing trusts organized for the benefit of his children, then such restrictions would once again apply to the Company. In all events, under the terms of the registration rights agreement with Mr. Borislow, these restrictions, even if they should become applicable again to the Company, shall expire on June 30, 2000 and be of no further force and effect, regardless of the ownership by Mr. Borislow of shares of common stock.

         The Company generally does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

         The Company does not, and has not historically, required significant amounts of working capital for its day-to-day operations. The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months. The Company also believes that, assuming the current market price of its common stock, its cash flow from operations will be sufficient to fund any reimbursement amount in the event that AOL elects to sell its shares of the Company's common stock at a price below $19 per share and that, alternatively, it has the ability to obtain the necessary financing to fund its obligations under the AOL Investment Agreement. Should the Company seek to raise additional capital, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

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

     Notwithstanding the Company's expectation that its own systems will be able to process Year 2000 date information, the Company's business depends significantly on receiving uninterrupted services by other parties. The principal service suppliers to the Company include other switch-based long-distance providers, the local exchange carriers throughout the country and AOL. Other parties whose ability to deal with Year 2000 issues could affect the Company include the Company's partitions and the credit and debit card companies through which most of the Company's online customers are billed. The Company has made inquiry of some of these parties regarding their respective levels of preparedness for Year 2000 issues as they may affect the Company. The Company will continue to make such inquiries and will monitor the public disclosures of such companies regarding their Year 2000 status. So far, the responses to such inquiries have been generally non-committal regarding levels of preparedness or willingness to provide assurances to the Company. In almost all cases, the Company is not in a position to require either affirmative action or assurances by these parties regarding continued provision of services in the Year 2000. Accordingly, while the Company has not been advised by any of these other companies on which it depends that they do not expect to be ready for Year 2000 issues, the Company does not believe it is in a position to project the likelihood of such parties' abilities to provide uninterrupted services to the Company. The Company has considered 14

                         TALK.COM INC. AND SUBSIDIARIES

possible contingency plans. Although the Company has entered into multiple contracts with long-distance service providers to support its OBN network, the failure of any of the significant suppliers to provide uninterrupted service to the Company would likely have a material adverse effect on the Company's business and its results of operations and financial condition.

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

                                    * * * * *

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed elsewhere herein, important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AOL, increased price competition for long distance services, failure of the marketing of long distance services under the AOL Agreement and its other marketing agreements, attrition in the number of end users, and changes in government policy, regulation and enforcement. The Company undertakes no obligations to update its forward-looking statements.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Company's Annual Meeting of Stockholders was held on November 10, 1999 ("Annual Meeting").
           (b)   Not applicable.
           (c) At the Annual Meeting, the stockholders of the Company considered and approved the following proposals:
                 (i) Election of Director. The following sets forth the nominee who was elected a director of the Company for the term expiring in the year indicated as well as the number of votes cast for, against or withheld.


                                                           VOTES
     TERM (YEAR EXPIRES)                NAME                    FOR                  AGAINST                WITHHELD
            2002                   Mark S. Fowler            45,389,023                  0                  6,032,671



                 (ii) At  the  Annual  Meeting  the  stockholders  approved  the appointment of BDO Seidman LLP as independent certified public accountants of the Company. The appointment received 51,299,558 votes in favor, 75,265 votes in opposition and 46,871 votes abstained from such.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 11     Computation of Net Income Per Share
                 27     Financial Data Schedule

           (b)   Reports on Form 8-K

                 Since June 30, 1999, the Company filed one Current Report on Form 8-K, which related to the Company's adoption of a shareholder rights plan and disclosed that the Company had received a letter from America Online, Inc. relating to its intent with respect to the Investment Agreement, as previously described in this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 12, 1999                      TALK.COM INC.
                                                --------------------------------
                                                        (Registrant)

                                           By:  /s/ Gabriel Battista
                                                --------------------------------
                                                Gabriel Battista
                                                Chief Executive Officer



                                           By:  /s/ Edward B. Meyercord, III
                                                --------------------------------
                                                Edward B. Meyercord, III
                                                Chief Financial Officer

                                           By:  /s/ Kevin R. Kelly
                                                --------------------------------
                                                Kevin R. Kelly
                                                Controller