Form 10-K
period 1999-12-31
TALK COM
filed 2000-03-23
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-26728

                                  TALK.COM INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        23-2827736
                --------                                        ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

 12020 SUNRISE VALLEY DRIVE, SUITE 250                            20191
            RESTON, VIRGINIA                                    (zip code)
(Address of principal executive offices)

                                 (703) 391-7500
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
             None                                    Not applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
        RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     As of March 20, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on March 20, 2000 of $14.78 per share as reported on the Nasdaq National Market, was approximately $967,913,861 (calculated by excluding solely for purposes of this form outstanding shares owned by directors and executive officers).

     As of March 20, 2000, the registrant had issued and outstanding 65,789,152 shares of its Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                  TALK.COM INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

ITEM NO.                                                                PAGE NO.

                                     PART I
 1.  Business                                                                  1
 2.  Properties                                                                8
 3.  Legal Proceedings                                                         8
 4.  Submission of Matters to a Vote of Security Holders                       8

                                     PART II
 5.  Market for Registrant's Common Equity and Related Stockholders Matters   10
 6.  Selected Consolidated Financial Data                                     11
 7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                               12
 8.  Financial Statements and Supplementary Data                              17
 9.  Changes in and Disagreements with Accountants and Financial Disclosure   38

                                    PART III
10.  Directors and Executive Officers of the Registrant                       38
11.  Executive Compensation                                                   38
12.  Security Ownership of Certain Beneficial Owners and Management           38
13.  Certain Relationships and Related Transactions                           38

                                     PART IV
14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K          38

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Talk.com Inc. through its subsidiaries, (the "Company" or "Talk.com") provides telecommunications services to residential and business customers throughout the United States, primarily to residential consumers through its e-commerce platform. The Company believes that it currently has the largest share of the e-commerce market for traditional long distance services. The Company's e-commerce platform is built around the Company's advanced online and web-enabled customer care, billing and information systems.

     The Company's telecommunication services offerings include long distance outbound service, inbound toll-free service and dedicated private line services for data. The Company has stated that it will continue to seek to leverage its e-commerce business platform to expand its customer base through existing and new marketing arrangements with new business partners and to build a diverse products and services portfolio, including non-telecommunications products and services. The Company markets its telecommunications services through its marketing agreements with various partners including America Online, Inc. ("AOL"), Prodigy Communications Corporation, Direct Merchants Bank, First USA Bank and CompuServe and on the Internet through its web site located at www.talk.com. The Company also sells its services on a wholesale basis.

     Talk.com carries a majority of its customers' calls over its own network. The Company's network includes Company-owned Lucent 5ESS-2000 switches located in selected areas throughout the United States. The network is further supported by agreements with major interexchange carriers that provide interconnections among the Company's switches and local carriers' switches, origination and termination of calls, overflow capacity, international long distance services and other services that the Company provides to its customers. The Company has also developed and integrated into its network sophisticated information and billing systems that allow the Company to manage its network efficiently and to provide its customers with high quality customer care and billing systems.

     Talk.com Holding Corp. (formerly, Tel-Save, Inc.), the Company's predecessor and now its principal operating subsidiary, was incorporated in Pennsylvania in May 1989. The Company was incorporated in June 1995. The address of the Company's principal current executive offices is 12020 Sunrise Valley Drive, Suite 250, Reston, Virginia 20190, and its telephone number is (703) 391-7500. The Company's web address is www.talk.com. Unless the context otherwise requires, references to the "Company" or to "Talk.com" refer to Talk.com Inc. and its subsidiaries.

SALES AND MARKETING

     The Company conducts its sales and marketing efforts both online, through its various partners and the Company's own web site located at www.talk.com, as well as through traditional channels, such as direct mail, telemarketing, independent resellers and partition arrangements.

     In  1999,  the  Company's  sales  and  marketing  efforts  focused  both on continuing the recruiting of AOL subscribers as customers of its telecommunications services under its 1997 marketing agreement with AOL and on establishing marketing agreements with new business partners such as Prodigy Communications Corporation, Wired Digital, Direct Sales International, Schoolcash.com, E*Trade, Direct Merchants Bank and First USA Bank. During 1998, the Company invested substantial sums for marketing under the AOL agreement to establish quickly its subscriber base of AOL customers as part of the Company's developing e-commerce strategy. Of the Company's approximately 1.5 million long distance online customers at the end of 1999, approximately 1.4 million were AOL subscribers and the others were customers obtained through the Company's own direct marketing or with its other marketing partners. At the end of 1998 virtually all of the Company's online customers were AOL subscribers.

     During 1999, the Company's marketing efforts were carried out primarily through online marketing initiatives and through a variety of direct marketing programs targeting the customers of its marketing partners as subscribers. In addition, for those customers that have not subscribed to the Company's services online or through direct mail, the Company has a program with AOL and certain of its other marketing partners for the referral of customers by such partners directly to the Company's telephone service centers.

     The Company maintains its own web site at www.talk.com as well as sites on the AOL online network to provide for customer sign-up and to provide customers and potential customers with information about the Company's products and services as well as billing information and customer service. The Company provides these services and features using the Company's web-enabled technologies that allow it to offer e-commerce customers:

     o    Detailed rate schedules and product and service related information.

     o    Online sign-up for the Company's telecommunications services.

     o    Credit card billing.

     o Real-time and 24 x 7 billing services and online information, providing customers with up to the hour billing information.

     With the development of the Company's advanced sign up and billing systems, customers can purchase the Company's telecommunications and other products or services while online on AOL's network or through the Company's own web site. The Company employs its own proprietary billing systems to enable online billing and credit card payment, eliminating the need for costly paper billing. The Company's billing system enables a customer to view his or her bill online or over the Internet on a real-time basis with the call detail and cost for most calls posted within minutes after a customer completes a call. The Company believes that its online billing systems provide it with a competitive advantage in the online market for telecommunications services.

     The Company's rights to market long distance and wireless telecommunications services on AOL on an exclusive basis expire on June 30, 2003. However, AOL may elect after June 30, 2000 to allow others to market long distance and wireless telecommunications services on AOL if AOL elects to forego the fixed annual payments from the Company under the AOL agreement (at least $60 million in the 12 months ending June 30, 2001). Under the agreement the Company is entitled to continue marketing its products and services on AOL through June 2003. Among the marketing rights available to the Company under the AOL agreement throughout the term of the agreement until June 2003 are the following:

     o AOL welcome screen advertisements, pop-up advertisements and other on-screen promotions and advertisements.

     o Direct mail to advertise the Company's products to AOL subscribers, other than subscribers who have elected not to receive telemarketing calls or other promotional materials through AOL.

     o    A  program  for  promoting   the   Company's   products  to  specified
          percentages of AOL subscribers who call AOL's customer inquiry centers.

     o The right (either exclusive or non-exclusive) to market and sell wireless, local (if the Company begins marketing it under the AOL agreement before the end of the long distance exclusivity period) and long distance and other products and services over the AOL online network.

     Because of significant marketing rights that would continue even were a termination of the exclusivity period under the AOL agreement to occur, the Company is unable to determine at this date whether the early termination of the exclusivity period and the release of the Company's obligation to make the fixed payments to AOL will be beneficial or detrimental to the Company's business. The Company believes that the exclusivity opportunity under the AOL agreement already has given the Company a valuable lead in marketing telecommunications services to AOL subscribers. However, the Company is unable to predict: (1) whether potential competitors of the Company will be willing to pay the substantial sums that the Company believes would be required to compensate AOL for foregoing the fixed payments to be paid by the Company during the long distance exclusivity period; or (2) whether potential competitors would be required, or otherwise be willing, to invest the substantial sums that the Company believes would be required to acquire a base of AOL customers for telecommunications services comparable to the Company's existing base of AOL subscribers.

     The Company continues to seek new marketing partners and arrangements to expand its opportunities to attract other customers to its services and the products and services that it offers to its expanding customer base. In 1999, the Company entered into several new marketing arrangements, including those with Prodigy Communications Corporation, First USA Bank and Direct Merchants Bank, under which the Company will offer its telecommunications services to their subscribers and customers. Also in 1999, as part of its efforts to expand the bundle of services available to its Internet customers, the Company introduced two new web based enhancements of the Company's core telecommunications services - access to on-line white and yellow pages through a private label relationship with InfoSpace.com, Inc. and a single click procedure for "reverse" look up of phone numbers that enables on-line customers to track and verify their billing information by identifying the name and address associated with the phone number called.

     In addition, the Company has gained approval from Internet Corporation for Assigned Names and Numbers (ICANN) and the necessary certification from Network Solutions, Inc. thereby enabling the Company to assign web domain names ending in .com, .net, and .org to its customers. The Company plans to waive the underlying fees required for domain name registration for customers who use the Company's telecommunications services. Customers who prefer domain names on an unbundled basis will be charged market rates.

     Late in 1999, the Company announced that it would commence leasing local lines for resale, specifically targeting small and medium-sized businesses, which would represent the first major expansion of the Company's portfolio of telecommunication services. In addition, the Company expects to offer local calling to consumers in 2000. The Company expects that it initially will offer the local service to customers reached through its various marketing agreements, bundling the local service with its existing long distance telecommunications service offerings.

     Talk.com also provides, as a declining portion of its business, telecommunications services through independent resellers, primarily to small and medium-sized businesses. Although the Company still serves many customers in this manner, such partitions no longer comprise a majority of the Company's business as they once did.

THE COMPANY'S NETWORK

     To provide its long distance telecommunications services to customers, the Company predominantly uses its own telecommunications network, One Better Net or "OBN". The Company generally uses OBN to provide services directly to its end users and partitions. As of December 31, 1999, the Company provisioned over OBN more than 90% of the lines using its services.

     Controlling its own network provides the Company with advantages compared to when the Company operated strictly as a reseller of the telecommunications services of other carriers, including lower costs of providing long distance services to its customers and greater control over those costs. This control allows the Company to manage its growth as a telecommunications service provider and to target its marketing efforts according to the overhead costs of delivering its services.

Structure of the Network

     The Company's network is comprised of equipment and facilities that is either owned or leased by the Company and contracts for certain telecommunications services that the Company maintains with a variety of other carriers. The Company owns, operates and maintains five Lucent 5ESS-2000 switches in its network. These switches are generally considered extremely reliable and feature the Digital Networking Unit--SONET technology. The Digital Networking Unit is a switching interface that is designed to increase the reliability of the 5ESS-2000 and to provide much greater capacity in a significantly smaller footprint.

     The switches are connected to each other by connection lines and digital cross-connect equipment that the Company owns or leases. See "Service Agreements with Other Carriers." The Company also has installed lines to connect its OBN switches to switches owned by various local telecommunications service carriers. The Company is responsible for maintaining these lines and has entered into a contract with GTE with respect to the monitoring, servicing and maintenance of this equipment.

     The access charges that the Company pays to local exchange carriers to connect customers to the Company's network represent a substantial portion of the total cost of providing long distance services over OBN. As a result of regulatory changes and the increasing competitiveness of the local service market, it is expected that access charges will decrease, but there is no assurance that this will occur. In any event, savings from any such decreases may be offset by universal service contributions imposed on carriers, including the Company. See "Competition" and "Regulation".

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

     The Company has continued to expand the capacity of OBN to meet increased demand and believes that such capacity may be further expanded at reasonable cost to meet the Company's needs in the foreseeable future, including expansion resulting from the Company's growth of its business partnerships and its own web site.

Service Agreements with Other Carriers

     The Company historically obtained services from AT&T through multiple contract tariffs. With the deployment of OBN, the Company requires fewer such services from that carrier to sell its services. Instead of relying exclusively on AT&T, the Company has entered into contracts with various other long distance and local carriers of telecommunications services for both its OBN and reselling operations. These services enable the Company to:

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

     In February 1999, the Company entered into a new Master Carrier Agreement with AT&T. The agreement, which has since been amended from time to time, provides the Company with a variety of services, including transmission facilities to connect the OBN switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. Consistent with the Company's desire to expand the sources of its network services, the new contract eliminated a requirement for the Company to purchase the majority of its requirements for these services from AT&T and replaced it with a requirement for the Company to purchase minimum dollar amounts of services from AT&T during the term of the agreement. The Company does not anticipate any difficulty in satisfying these minimum requirements.

Information and Billing Services

     In connection with its online billing area under its agreement with AOL, the Company developed advanced online billing and information systems. In March 1999, the Company began providing its non-AOL customers with online access to billing information through its website (www.talk.com), which enables customers to view their billing information and call detail within minutes of completing a call. The Company believes this online service provides the most current information to customers offered by any telecommunications company. The Company also acquires billing and customer care services from other carriers and third party vendors.

     The Company provides to each partition computerized management systems that control order processing, accounts receivable, billing and status information in a streamlined fashion. Furthermore, when applicable, the systems interface with third party billing systems for order processing and billing services. Enhancements and additional features are provided as needed.

     The information functions of the system are designed to provide easy access to all information about an end user, including volume and patterns of use, which information can be used to identify emerging end user trends and to respond with services to meet end users' changing needs. Such information also allows the Company and its partitions to identify unusual or declining use by an individual end user, which may indicate fraud or that an end user is switching its service to a competitor. FCC rules, however, may limit the Company's use of customer proprietary network information. See "Regulation."

COMPETITION

     Competition is intense in the long distance industry, even as the market continues to expand. Based on published FCC estimates, toll service revenues of U.S. long distance carriers have grown from $38.8 billion in 1984 to $88.6 billion in 1997. Although the Company believes that it has the human and technical resources to compete effectively, the Company's success will depend upon its continued ability to profitably provide high quality, high value services at prices generally competitive with, or lower than, those of its competitors.

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

     The long distance market is subject to pricing pressure. The major carriers have targeted price plans at residential customers (the Company's primary target market under its various marketing agreements and its internet offering) with significantly simplified rate structures and with bundles of wireless services and local services with long distance, which may lower overall long distance prices. Competition is fierce for the small to medium-sized businesses that the Company also serves. Additional pricing pressure may come from the introduction of new technologies, such as an internet telephony, which seek to provide voice communications at a cost below that of traditional circuit-switched long distance service. Reductions in prices charged by competitors may have a material adverse effect on the Company.

     The Company also competes on the basis of the quality of customer service that it provides to end users. The Company believes that its online and web-enabled billing and information systems have been an important factor in attracting customers and will be an important factor in determining the success of its overall e-commerce initiatives. There can be no assurance that competitors will not develop online billing and information systems that are comparable to the Company's systems.

     The entry of the Bell operating companies ("BOCs") into the long distance market may further heighten competition. Under the Telecommunications Act of 1996, the BOCs were authorized to provide long distance service that originates outside their traditional services areas, and may gain authority to provide long distance service that originates within their region after satisfying certain market opening conditions. The Federal Communications Commission, the Department of Justice and state regulators have been working with the BOCs to ensure they satisfy the conditions. As of late 1999, certain BOCs' have entered the long distance market in some states, including Bell Atlantic in New York State. BOC entry into the long distance market means new competition from well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services, internet access and cable television, with long distance telephone services. While the Telecommunications Act includes certain safeguards against anti-competitive conduct by the BOCs, it is impossible to predict whether such safeguards will be adequate or what effect such conduct would have on the Company. Because of the BOCs' name recognition in their existing markets, the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of interpretations of the Telecommunications Act favorable to the BOCs, it may be more difficult for other providers of long distance services, such as the Company, to compete.

     Consolidation and alliances across geographic regions (e.g., Bell Atlantic/Nynex/GTE and SBC/Pacific Telesis Group/SNET/Ameritech) and in the long distance market (e.g., MCI/WorldCom/Sprint domestically and AT&T/British Telecom internationally) and across industry segments (e.g., AT&T/TCI/Media One) may also intensify competition from significantly larger, well-capitalized carriers. Such consolidation and alliances are providing some of the Company's competitors with the capacity to offer a "bundle" of services, including local, long distance and wireless telephone service, as well as Internet access and cable television service.

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

     The Company's online marketing and provision of telecommunications services has been widely imitated by competitors on the Internet, and through their own web site offerings, numerous competitors now offer, over the Internet and on their own web sites, or through links from other web sites sign-up and billing and automatic payment through a credit card. The Company believes that its real-time, online billing system is unique in the marketplace and currently gives the Company a competitive advantage in the e-commerce market for telecommunications services. There can be no assurance, however, that potential competitors will not develop comparable billing and information systems. Any new telecommunications services, such as wireless and local services, offered by the Company would face the same competitive pressures that affect the Company's existing services. The Company faces competition not only from other providers of presubscribed long distance service, but also from dial-around long distance service and prepaid long distance calling cards.

     One of the Company's principal competitors, AT&T, is also a major supplier of services to the Company. The Company links some of its switching equipment with transmission facilities and services purchased or leased from AT&T and resells services obtained from AT&T. The Company also utilizes AT&T and AT&T's College and University Systems to provide certain billing services.

REGULATION

     The Company's provision of communications services is subject to government regulation. The Federal Communications Commission regulates interstate and international telecommunications, while the states regulate telecommunications that originate and terminate within the same state. Changes in existing regulations could have a material adverse effect on the Company.

     The Company's marketing of telecommunications services over the Internet, directly or with its current marketing partners, the Company's other current and past direct marketing efforts, and the marketing efforts of the Company's partitions all require compliance with relevant federal and state regulations that govern the sale of telecommunications services. The FCC and some states have rules that prohibit switching a customer from one long distance carrier to another without the customer's express consent and specify how that consent must be obtained and verified. Most states also have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. While directed at curbing abusive marketing practices, unless carefully designed and enforced, such rules can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as the Company.

     Restrictions on the marketing of telecommunications services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized conversion of a customer's preselected telecommunications carrier) and "cramming" (the unauthorized provision of additional telecommunications services). The Telecommunications Act of 1996 strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements for the verification of orders for telecommunications services and establishing additional financial penalties for slamming. The FCC continues to review its rules and determine whether sales of telecommunications services made over the Internet must also be verified through a telephone call or other off-line method. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. The constraints of federal and state regulation, as well as increased FCC, FTC and state enforcement attention, could limit the scope and the success of the Company's and its partitions' marketing efforts and subject them to enforcement action.

     The FCC has granted interstate long distance service authority to Bell Atlantic under Section 271 of the Telecommunications Act of 1996 from the State of New York. Other Regional Bell operating companies shall seek to obtain similar authority on a state-by-state basis. These actions may increase competition within the affected states.

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

     Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunications carriers such as the Company. For example, the FCC rules that restrict the use of "customer proprietary network information" (information that a carrier obtains about its customers through their use of the carrier's services) may make it more difficult for the Company to market additional telecommunications services (such as local and wireless), as well as other services and products, to its existing customers, if and when the Company begins to offer such services and products.

     The FCC requires the Company and other providers of telecommunications services to contribute to the universal service fund, which helps to subsidize the provision of local telecommunications services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The Company's mandatory contributions to the universal service fund could increase over time, and some of the Company's potential competitors (such as providers of internet telephony) are not currently, and in the future may not be, required to contribute to the universal service fund.

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

     The vast majority of the states require the Company to apply for certification to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing its rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. State regulatory authorities may also place burdensome requirements on telecommunications companies seeking transfers of control for licenses and the like.

     The Company's partitions are also subject to the same federal and state regulations as the Company, and any change in those regulations, or any enforcement action, could adversely affect the partitions and their demand for the Company's services. Actions taken by partitions may also expose the Company to investigations or enforcement actions by government authorities. To the extent that the Company makes additional telecommunications service offerings, the Company may encounter additional regulatory constraints.

EMPLOYEES

     As of December 31, 1999, the Company employed 861 persons. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company leases an approximately 5,000 square foot facility in Reston, Virginia, that serves as the Company's headquarters and is where a majority of the Company's executives and marketing personnel are located. The Company owns an approximately 24,000 square foot facility in New Hope, Pennsylvania where the Company's finance, legal and programming personnel are located. The Company also leases properties in the cities in which switches for its OBN network have been installed.

     With respect to the Company's customer service operations, the Company owns a 32,000 square foot facility located in Clearwater, Florida.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information required by Item 4 of this Form 10-K is incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1999.

EXECUTIVE OFFICERS

     The executive officers of the Company as of March 20, 2000 were as follows:

                 NAME                        AGE                                 POSITION
----------------------------------------    -------    ----------------------------------------------------------------
Gabriel Battista                              55       Chairman of the Board, Chief Executive Officer, President
                                                       and Director
Michael Ferzacca                              42       Executive Vice President - Sales
Janet C. Kirschner                            46       Controller
Aloysius T. Lawn, IV                          41       Executive Vice President - General Counsel and Secretary
Edward B. Meyercord, III                      34       Executive Vice President - Chief Financial Officer and Treasurer
Vincent W. Talbert                            32       Executive Vice President - Marketing
George Vinall                                 44       Executive Vice President - Business Development


GABRIEL BATTISTA. Mr. Battista joined the Company as its President, Chairman and Chief Executive Officer in January of 1999. Prior to joining the Company, Mr. Battista served as Chief Executive Officer of Network Solutions Inc., an Internet domain name registration company. Prior to joining Network Solutions, Mr. Battista served both as CEO and as President and Chief Operating Officer of Cable & Wireless, Inc., a telecommunications provider. His career also included management positions at US Sprint, GTE Telenet and General Electric Information Services. Mr. Battista serves as a director of Axent Technologies, Inc., Capitol College, Systems & Computer Technology Corporation (SCT), Online Technologies Group, Inc. (OTG) and VIA Net.works.

MICHAEL FERZACCA. Mr. Ferzacca joined the Company in January of 1999. He was formerly Executive Vice President, Sales and Marketing for Pacific Gateway Exchange (a telecommunications company) before joining the Company. Prior to that, Mr. Ferzacca served in various roles at Cable & Wireless USA, a telecommunications provider, including manager of the Alternative Channels Division and Co-Chief Operating Officer.

JANET C. KIRSCHNER. Mrs. Kirschner joined the Company in November 1999. Prior to joining the company, Mrs. Kirschner spent 16 years in corporate accounting with Bell Atlantic as a director in senior level positions, including corporate tax, internal auditing, financial systems implementation and business controls. Before her tenure with Bell Atlantic, she served six years as a manager and senior accountant for PriceWaterhouseCoopers, formerly Coopers & Lybrand. Mrs. Kirschner is a Certified Public Accountant.

ALOYSIUS T. LAWN, IV. Mr. Lawn joined the Company in January 1996 and currently serves as Executive Vice President - General Counsel and Secretary. Prior to joining Talk.com, from 1985 through 1995, Mr. Lawn was an attorney in private practice.

EDWARD B. MEYERCORD, III. Mr. Meyercord currently serves as the Executive Vice President - Chief Financial Officer and Treasurer of the Company. He joined the Company in September of 1996 as the Executive Vice President, Marketing and Corporate Development. Prior to joining the Company, Mr. Meyercord served as Vice President in the Global Telecommunications Corporate Finance Group at Salomon Brothers, Inc., based in New York and prior to Salomon Brothers he worked in the corporate finance department at Paine Webber Incorporated.

VINCENT W. TALBERT. Mr. Talbert joined the Company in the spring of 1999. Before joining the Company, Mr. Talbert was Senior Vice President of Internet marketing for First USA Bank where he was both the co-founder and co-leader of the Internet Marketing Group. Prior to First USA, Mr. Talbert worked for Citibank in its Credit Card Division.

GEORGE VINALL. Mr. Vinall joined the Company in January of 1999 as Executive Vice President - Business Development. Prior to joining the Company, he served as President of International Protocol LLC, a telecommunication consulting business, as General Manager of Cable & Wireless Internet Exchange, an international internet service provider, and as Vice President, Regulatory & Government Affairs of Cable and Wireless North America, a telecommunications provider.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.01 par value per share ("Common Stock"), is traded on the Nasdaq National Market under the symbol "Talk". High and low quotations listed below are actual closing sales prices as quoted on the Nasdaq National Market:

COMMON STOCK                                          PRICE RANGE OF COMMON STOCK
------------                                          ---------------------------
                                                       HIGH                  LOW
                                                       ----                  ---
1998
First Quarter                                         30                    19 1/4
Second Quarter                                        24 5/16               13 9/16
Third Quarter                                         19 3/8                 9 1/16
Fourth Quarter                                        19 3/8                 4 23/32

1999
First Quarter                                         19 5/8                 8 1/16
Second Quarter                                        14 1/4                 9 7/8
Third Quarter                                         12 29/32               8 11/16
Fourth Quarter                                        18 15/16              11 1/8

2000
First Quarter (through March 20, 2000)                20 1/8                14 1/16

     As of March 17, 2000, there were approximately 379 record holders of Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends generally to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                   1999         1998         1997          1996        1995
                                                                   ----         ----         ----          ----        ----
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME DATA:
    Sales                                                        $ 516,548    $ 448,600    $ 304,768    $ 232,424   $ 180,102
    Cost of sales                                                  320,751      361,957      294,484      200,597     156,121
    Gross profit                                                   195,797       86,643       10,284       31,827      23,981
    General and administrative expenses                             42,696       41,939       34,650       10,039       6,280
    Promotional, marketing and advertising                          96,264      210,552       60,685           --          --
    Significant other charges (income)                              (2,718)      91,025           --           --          --
    Operating income (loss)                                         59,555     (256,873)     (85,051)      21,788      17,701
    Investment and other income (expense), net                      (1,856)     (11,175)      50,715       10,585         331
    Income (loss) before provision (benefit) for income             57,699     (268,048)     (34,336)      32,373      18,032
    Provision (benefit) for income taxes (1)(2)                         --       40,388      (13,391)      12,205       7,213
    Income (loss) before extraordinary gain (1)                     57,699     (308,436)     (20,945)      20,168      10,819
    Extraordinary gain (from extinguishments of debt)               21,230       87,110           --           --          --
    Net income (loss)(1)                                         $  78,929    $(221,326)   $ (20,945)   $  20,168   $  10,819
    Income (loss) before extraordinary gain per share -
      Basic (1)                                                  $    0.94    $   (5.20)   $   (0.33)   $    0.38   $    0.34
    Extraordinary gain per share - Basic                         $    0.35    $    1.47           --           --          --

    Net income (loss) per share - Basic (1)                      $    1.29    $   (3.73)   $   (0.33)   $    0.38   $    0.34
    Weighted average common shares outstanding - Basic              61,187       59,283       64,168       52,650      31,422
    Income (loss) before extraordinary gain
      per share - Diluted (1)                                    $    0.90    $   (5.20)   $   (0.33)   $    0.35   $    0.32
    Extraordinary gain per share - Diluted                       $    0.33    $    1.47           --           --          --

    Net income (loss) per share - Diluted (1)                    $    1.23    $   (3.73)   $   (0.33)   $    0.35   $    0.32
    Weighted average common and common equivalent shares
      outstanding - Diluted                                         64,415       59,283       64,168       57,002      33,605

                                                                                   AT DECEMBER 31,
                                                                   1999         1998         1997          1996        1995
                                                                   ----         ----         ----          ----        ----
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital                                                  $  87,125    $  13,061    $ 634,788    $ 175,597   $  38,171
Total assets                                                       215,008      272,560      814,891      257,008      71,388
Convertible debt                                                    84,985      242,387      500,000           --          --
Total stockholders' equity (deficit)                                40,103     (136,785)     222,828      230,720      41,314

----------

(1) For the period ended September 19, 1995, Talk.com Holding Corp., the predecessor corporation to the Company ("Predecessor Corporation") elected to report as an S corporation for federal and state income tax purposes.
     Accordingly, the Predecessor Corporation's stockholders included their respective shares of the Company's taxable income in their individual income tax returns. The pro forma income taxes reflect the taxes that would have been accrued if the Company had elected to report as a C corporation.

(2) The provision for income taxes in 1998 represents a valuation allowance for deferred tax assets recorded in prior periods and current tax benefits that may result from the 1998 loss. The Company provided the valuation allowances in view of the loss incurred in 1998, the uncertainties resulting from intense competition in the telecommunications industry and the lack of any assurance that the Company will realize any tax benefits.
     The Company has continued to provide a valuation allowance against its deferred tax assets at December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of sales:

                                                                  1999               1998               1997
                                                                  ----               ----               ----
Sales                                                            100.0%             100.0%             100.0%
Cost of sales                                                     62.1               80.7               96.6
                                                                 -----              -----              -----
Gross profit                                                      37.9               19.3                3.4
General and administrative expenses                                8.3                9.3               11.4
Promotional, marketing and advertising expenses                   18.6               46.9               19.9
Significant other charges (income)                                (0.5)              20.3                 --
                                                                 -----              -----              -----
Operating income (loss)                                           11.5              (57.2)             (27.9)
Investment and other income (expense), net                        (0.4)              (2.5)              16.6
                                                                 -----              -----              -----
Income (loss) before income taxes                                 11.1              (59.7)             (11.3)
Provision (benefit) for income taxes                                --                9.0               (4.4)
                                                                 -----              -----              -----
Income (loss) before extraordinary gain                           11.1              (68.7)              (6.9)
Extraordinary gain                                                 4.1               19.4                 --
                                                                 -----              -----              -----
Net income (loss)                                                 15.2%             (49.3)%             (6.9)%
                                                                 =====              =====              =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Sales. Sales increased by 15.1% to $516.5 million in 1999 from $448.6 million in 1998. The increase in sales primarily reflected an increase in the number of online customers. The increase in online sales was partially offset by a decrease in the Company's other sales. The Company has increased the number of agreements it has with marketing partners, which have significantly contributed to the rate of growth in the online business. Online sales could be affected adversely by the intense competition in this industry and have continued to be affected adversely by the PIC freezes implemented by the local telephone companies. There can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

     A significant percentage of the Company's revenues in 1999 and 1998 were derived from long distance telecommunications services provided to customers who were obtained under the AOL agreement. While the Company's rights to market exclusively under the AOL agreement do not expire until June 30, 2003, AOL has the right to elect to permit others to market long distance telecommunications services after June 30, 2000 to AOL's subscribers and forego its rights to fixed annual payments from the Company, which would be at least $60 million in the 12 months ending June 30, 2001. Notwithstanding any such AOL election, the Company's rights to continue to market its services to AOL subscribers on a non-exclusive basis, but with significant marketing rights, would continue until June 30, 2003. The Company is unable to predict what the consequences of such a termination of its exclusive rights, with the corresponding release from the fixed payments, would be. The Company believes that it could retain a substantial portion of its existing base and continue to attract new customers by continuing to be competitive on service and price. The Company also would continue to market its services to the AOL subscribers and to continue its efforts to expand its non-AOL base of online customers. However, a significant decline in its AOL subscribers that is not offset by growth in non-AOL subscribers could have a significant effect on the Company's results of operations and cash flow.

     Cost of Sales. Cost of sales decreased by 11.4% to $320.8 million in 1999 from $362.0 million in 1998. This decrease was primarily due to lower network usage costs for services on the Company's OBN network on a per minute basis and lower partition costs due to the decrease in other sales, as noted above.

     Gross Margin. Gross margin increased to 37.9% in 1999 from 19.3% in 1998. The increase in gross margin was primarily due to lower network usage costs for OBN services on a per minute basis, lower partition costs due to the decrease in other sales, as noted above, and lower bad debt expense.

     General and Administrative Expenses. General and administrative expenses increased by 1.8% to $42.7 million in 1999 from $41.9 million in 1998, but decreased as a percentage of sales. The increase in general and administrative expenses was due primarily to increased costs associated with hiring additional personnel to support the Company's continuing growth, offset in part by the elimination of general and administrative expenses of TSFL Holdings, Inc. (as discussed below) and decreased fees for professional services.

     Promotional, Marketing, and Advertising Expenses. During 1999, the Company incurred $96.3 million of promotional, marketing and advertising expense to expand its online customer base. During 1998, the Company incurred $210.6 million of promotional, marketing and advertising expense, including $49.7 million related to the AOL Agreement, $22.0 million for the performance warrants issued to AOL during 1998, and $138.9 million of promotional, marketing and advertising expense to expand its online customer base.

     Significant Other Charges (Income). During 1999, the Company sold the business units of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $2.7 million which was included in significant other charges (income). During 1998, the Company allocated $21.0 million of the acquisition cost of TSFL Holdings, Inc. to purchased research and development expense, which was included in significant other charges (income).

     Investment and Other Income (Expense), Net. Investment and other income (expense), net was $(1.9) million in 1999 versus $(11.2) in 1998. During 1999, investment and other income (expense), net consists primarily of interest income offset by interest expense related to the Company's convertible debt.

     Extraordinary Gain. During 1999, the Company recorded an extraordinary gain of $21.2 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

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

     Promotional, Marketing and Advertising Expense -- Primarily AOL. During 1998 the Company incurred $210.6 million of expenses to expand its online customer base. These expenses included $49.7 million for online advertising under the AOL Agreement, $22.0 million for the value of performance warrants granted to AOL for net customer gains and $138.9 for offline advertising. During 1997, the Company incurred $60.7 million that consisted of $35.9 million for exclusivity under the AOL Agreement, $13.2 million for production of advertising, $7.9 million for online advertising for the fourth quarter of 1997, $1.2 million representing the value of performance warrants paid to AOL for net customer gains and $2.5 million for other advertising.

     Significant Other Charges. Significant other charges consist of $91.0 million of expenses incurred in the fourth quarter of 1998 related to changes in the Company's basic business operations.

     In January 1999, the Company negotiated substantial amendments to the AOL and CompuServe agreements that, among other things, reduced the amount of online advertising to which the Company was entitled to over the remaining term of the agreement and eliminated payments and issuance of warrants to AOL for customer gains and profit sharing payments to AOL. The Company agreed to fixed quarterly payments ranging from $10 - $15 million during the exclusivity period of the agreement and AOL agreed to contribute up to $4.0 million per quarter for offline marketing. As a result of the amendment, the Company wrote off prepaid AOL, CompuServe and other marketing-related expenses of $37.6 million.

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

     Provision for Income Taxes. The Company had recorded net deferred tax assets at December 31, 1997 and March 31,1998 primarily representing net operating loss carry-forwards and other temporary differences because the Company believed that no valuation allowance was required for these assets due to future reversals of existing taxable temporary differences and expectation that the Company will generate taxable income in future years. In June 1998, the Company decided to make substantial marketing and advertising expenditures to establish a broad base of online customers from AOL's membership. As discussed above, these expenditures led to a significant loss for 1998. In view of these losses, the uncertainties resulting from intense competition in the telecommunications industry and the lack of any assurance that the Company will realize any of the tax benefits, the Company decided in June 1998 to provide a 100% valuation allowance for the previously recorded deferred tax benefits and to provide a 100% valuation allowance for the current and future tax benefits resulting from the 1998 loss. Valuation allowances of approximately $115.0 million were included in provision for income taxes, for the year ended December 31, 1998.

     Extraordinary Gain. During 1998, the Company recorded an extraordinary gain of $87.1 million in connection with the acquisition of the Company's convertible debt at a discount.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $87.1 million and $13.1 million at December 31, 1999 and 1998, respectively. This increase in working capital is primarily a result of the cash generated from the Company's operations and the exercise of stock options. In addition the Company received $11.1 million in 2000 in connection with the exercise of outstanding Common Stock rights prior to their expiration in February 2000.

     The Company expended an aggregate of $132.9 million and $429.9 million of cash, Common Stock and other consideration for the repurchased outstanding securities during 1999 and 1998 respectively. During 1999 the Company repurchased an aggregate principal amount of $157.4 million of Convertible Notes. The Company (a) purchased from Daniel Borislow, the Company's former Chairman and Chief Executive Officer, and two trusts for the benefit of Mr. Borislow's children $85,857,000 aggregate principal amount of the Company's Convertible Notes for $72.3 million in cash; (b) exchanged the $53.7 million remaining on certain WorldxChange Notes payable to the Company with a trust for the benefit of Mr. Borislow's children for $62,545,000 aggregate principal amount of the Company's Convertible Notes and (c) purchased $9,000,000 aggregate principal amount of the Company's Convertible Notes for $6.9 million in Common Stock. As of December 31, 1999, the Company had reduced the principal amount outstanding of its Convertible Notes to $85.0 million ($66.9 million of 4 1/2% notes and $18.1 million of 5% notes). During 1999 the Company also purchased from Mr. Borislow approximately 639,000 shares of Common Stock for approximately $7.7 million with proceeds from the exercise of stock options pursuant to agreements with Mr. Borislow. During 1998, the Company repurchased approximately
18.8 million shares for an aggregate of $265.1 million ($239.9 million cash and $25.2 million in other consideration) and repurchased approximately $257.6 million principal amount of the Company's Convertible Notes for approximately $164.8 million ($86.3 million in cash, $69.5 million in Common Stock and $9.0 million in other consideration).

     The Company invested $6.5 million in capital equipment during 1999.

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring 4,121,372 shares of Common Stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of Common Stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of Common Stock as of March 20, 2000, the reimbursement amount would be approximately $20.3 million. AOL also has the right, on termination of the Company's long distance exclusivity under its marketing agreement with AOL to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares Common Stock for $36.3 million, which repurchase price can be paid in Common Stock, cash or a quarterly amortizing, two-year promissory note of the Company. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

     As previously reported, the Company was subject to certain restrictions under a registration rights agreement between the Company and Mr. Borislow that could have affected the Company's ability to raise capital and engage in other types of financing transactions. As of December 31, 1999, Mr. Borislow and the two trusts for the benefit of Mr. Borislow's children, which have the ability to distribute Common Stock to Mr. Borislow, held in the aggregate less than 2% of the outstanding Common Stock. Accordingly, the Company believes that the restrictions no longer apply to the Company.

     The Company generally does not have a significant concentration of credit risk with respect to accounts receivable due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

     The Company does not, and has not historically, required significant amounts of working capital for its day-to-day operations. The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash requirements for at least the next twelve months. The Company also believes that, assuming the current market price of its Common Stock, its cash flow from operations will be sufficient to fund any reimbursement amount in the event that AOL elects to sell its shares of Common Stock at a price below $19 per share and that, alternatively, it has the ability to obtain the necessary financing to fund its obligations under the AOL Investment Agreement. Should the Company seek to raise additional capital, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

     YEAR 2000

     The "Year 2000 issue" refers to the potential harm from computer programs that fail due to misidentification of dates after January 1, 2000. The Company did not encounter any disruptions in service or operations as a result of Year 2000 computer programming. The Company did not separately identify costs incurred in connection with its Year 2000 compliance activities. The Company did not believe such costs to be significant because they generally have been incurred in the normal course of internally modifying and updating the Company's software programs. Future expenditures are not expected to be significant and will be funded out of operating cash flows.


                                    * * * * *

     Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. Important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AOL, increased price competition for long distance services, failure of the marketing of long distance services under its agreement with its various marketing partners, attrition in the number of end users, and changes in government policy, regulation and enforcement. The Company undertakes no obligation to update its forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         TALK.COM INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent  Certified Public Accountants                          18
Consolidated balance sheets as of December 31, 1999 and 1998                 19
Consolidated statements of operations for the years ended December
   31, 1999, 1998 and 1997                                                   20
Consolidated statements of stockholders' equity (deficit) for the years
   ended December 31, 1999, 1998 and 1997                                    21
Consolidated statements of cash flows for the years ended December
   31, 1999, 1998 and 1997                                                   22
 Notes to consolidated financial statements                                23-37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Talk.com Inc.

     We have audited the accompanying consolidated balance sheets of Talk.com Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talk.com Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

BDO Seidman, LLP

New York, New York
February 7, 2000

                         TALK.COM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                     December 31,
                                                                             ----------------------------
                                                                                1999                1998
                                                                                ----                ----
                                  Assets
Current:
   Cash and cash equivalents                                                 $  78,937          $   3,063
   Marketable securities                                                            --             89,649
   Accounts receivable, trade, net of allowance for uncollectible               59,501             46,587
   Advances to partitions and notes receivable                                   3,600              1,870
   Prepaid expenses and other current assets                                     8,855              8,600
---------------------------------------------------------------------------- ---------          ---------
       Total current assets                                                    150,893            149,769
Property and equipment, net                                                     57,335             56,703
Intangibles, net                                                                 1,068              1,150
Other assets                                                                     5,712             64,938
---------------------------------------------------------------------------- ---------          ---------
       Total assets                                                          $ 215,008          $ 272,560
---------------------------------------------------------------------------- ---------          ---------
Liabilities, Contingent Redemption Value of Common Stock and
  Stockholders' Equity (Deficit)
Current:
   Margin account indebtedness                                               $      --          $  49,621
   Accounts payable and accrued expenses:
      Trade                                                                     47,965             64,794
      Partitions                                                                 1,676              4,380
      Taxes and other                                                           14,127             17,913
---------------------------------------------------------------------------- ---------          ---------
       Total current liabilities                                                63,768            136,708
Convertible debt                                                                84,985            242,387
Deferred revenue                                                                21,000             28,400
Other liabilities                                                                   --              1,850
---------------------------------------------------------------------------- ---------          ---------
       Total liabilities                                                       169,753            409,345
---------------------------------------------------------------------------- ---------          ---------
Commitments and Contingencies

Contingent redemption value of common stock                                      5,152                 --
---------------------------------------------------------------------------- ---------          ---------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no
     shares outstanding                                                             --                 --
   Common stock - $.01 par value, 300,000,000 shares authorized;                   670                669
   Additional paid-in capital                                                  208,453            265,325
   Deficit                                                                    (139,300)          (218,229)
   Treasury stock                                                              (29,720)          (184,550)
---------------------------------------------------------------------------- ---------          ---------
       Total stockholders' equity (deficit)                                     40,103           (136,785)
---------------------------------------------------------------------------- ---------          ---------
       Total liabilities, contingent redemption value of common stock and
         stockholders' equity (deficit)                                      $ 215,008          $ 272,560
---------------------------------------------------------------------------- ---------          ---------

          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                        1999               1998               1997
                                                                        ----               ----               ----
Sales                                                                $ 516,548          $ 448,600          $ 304,768
Cost of sales                                                          320,751            361,957            294,484
                                                                     ---------          ---------          ---------
Gross profit                                                           195,797             86,643             10,284
General and administrative expenses                                     42,696             41,939             34,650
Promotional, marketing and advertising expenses                         96,264            210,552             60,685
Significant other charges (income)                                      (2,718)            91,025                 --
                                                                     ---------          ---------          ---------
Operating income (loss)                                                 59,555           (256,873)           (85,051)
Investment and other income (expense), net                              (1,856)           (11,175)            50,715
                                                                     ---------          ---------          ---------
Income (loss) before provision (benefit) for income taxes               57,699           (268,048)           (34,336)
Provision (benefit) for income taxes                                        --             40,388            (13,391)
                                                                     ---------          ---------          ---------
Income (loss) before extraordinary gain                                 57,699           (308,436)           (20,945)
Extraordinary gain from extinguishment of debt                          21,230             87,110                 --
                                                                     ---------          ---------          ---------
Net income (loss)                                                    $  78,929          $(221,326)         $ (20,945)
                                                                     =========          =========          =========
Income (loss) before extraordinary gain per share - Basic            $    0.94          $   (5.20)         $   (0.33)
Extraordinary gain per share - Basic                                      0.35               1.47                 --
                                                                     ---------          ---------          ---------
Net income (loss) per share - Basic                                  $    1.29          $   (3.73)         $   (0.33)
                                                                     =========          =========          =========
Weighted average common shares
     outstanding - Basic                                                61,187             59,283             64,168
                                                                     =========          =========          =========
Income (loss) before extraordinary gain per share - Diluted          $    0.90          $   (5.20)         $   (0.33)
Extraordinary gain per share - Diluted                                    0.33               1.47                 --
                                                                     ---------          ---------          ---------
Net income (loss) per share - Diluted                                $    1.23          $   (3.73)         $   (0.33)
                                                                     =========          =========          =========
Weighted average common and common equivalent shares
     outstanding - Diluted                                              64,415             59,283             64,168
                                                                     =========          =========          =========

          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                            COMMON STOCK         ADDITIONAL                    TREASURY STOCK
                                      ----------------------      PAID-IN    ACCUMULATED  -----------------------
                                        SHARES       AMOUNT       CAPITAL      DEFICIT      SHARES       AMOUNT        TOTAL
                                      ---------    ---------    -----------  -----------  -----------  ----------   -----------
Balance, January 1, 1997                 62,238    $     622    $ 210,616    $  24,042         (428)   $  (4,560)   $ 230,720
  Net loss                                   --           --           --      (20,945)          --           --      (20,945)
  Issuance of warrants to AOL                --           --       21,200           --           --           --       21,200
  Issuance of common stock for
     acquired businesses                    141            1        2,217           --           --           --        2,218
  Exercise of common stock warrants       2,662           27       11,977           --           --           --       12,004
  Exercise of common stock options        2,209           22        9,318           --           --           --        9,340
  Purchase of common stock warrants          --           --       (4,400)          --           --           --       (4,400)
  Issuance of common stock options
     for compensation                        --           --       13,372           --           --           --       13,372
  Acquisition of treasury stock              --           --           --           --       (3,520)     (71,959)     (71,959)
  Issuance of treasury stock for
     acquired businesses                     --           --        1,999           --          340        3,626        5,625
  Income tax benefit related to
     exercise of common stock
     options and warrants                    --           --       25,653           --           --           --       25,653
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1997               67,250          672      291,952        3,097       (3,608)     (72,893)     222,828
    Net loss                                 --           --           --     (221,326)          --           --     (221,326)
    Issuance of warrants to AOL              --           --       33,086           --           --           --       33,086
    Exercise of common stock
      warrants                               --           --       (3,620)          --          250        5,052        1,432
    Exercise of common stock options         --           --      (41,493)          --        2,853       55,550       14,057
    Exercise of AOL warrants                 --           --       (7,693)          --          381        7,693           --
    Retirement of common stock             (315)          (3)      (1,467)          --           --           --       (1,470)
    Acquisition of treasury stock            --           --           --           --      (18,809)    (265,054)    (265,054)
    Issuance of common stock and
      options for compenstion                --           --       (3,123)          --          895       13,224       10,101
    Issuance of common stock for
      convertible debt                       --           --       (2,317)          --        5,089       71,878       69,561
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1998               66,935          669      265,325     (218,229)     (12,949)    (184,550)    (136,785)
    Net income                               --           --           --       78,929           --           --       78,929
    AOL investment                           --           --       (3,730)          --        4,121       58,730       55,000
    Exercise of common stock options         --           --      (47,313)          --        6,773       95,600       48,287
    Exercise of common stock rights          38            1          651           --           --           --          652
    Acquisition of treasury stock            --           --           --           --         (639)      (7,686)      (7,686)
    Issuance of common stock for
      convertible debt                       --           --       (1,328)          --          574        8,186        6,858
    Contingent redemption value of
      common stock                           --           --       (5,152)          --           --           --       (5,152)
                                       --------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1999               66,973    $     670    $ 208,453    $(139,300)      (2,120)   $ (29,720)   $  40,103
                                      =========    =========    =========    =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------------
                                                                                   1999            1998            1997
                                                                               -------------    -----------    -------------
Cash flows from operating activities:
   Net income (loss)                                                            $  78,929        $(221,326)     $ (20,945)
   Adjustment to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
   Unrealized loss on securities                                                       --               --          1,865
   Provision for bad debts                                                          3,480             (235)         1,579
   Depreciation and amortization                                                    5,956            5,499          5,429
   Vested AOL warrants and amortization of prepaid AOL marketing costs                 --           71,665         58,185
   Charge for customer acquisition costs                                               --               --         11,550
   Significant other charges                                                           --           55,034             --
   Write-off of intangibles                                                            --               --         23,032
   Realization of deferred revenue                                                 (7,400)          (7,400)            --
   Compensation charges                                                                --            8,402         13,372
   Income tax benefit related to exercise of options and warrants                      --               --         25,653
   Valuation allowance for deferred tax assets                                         --           40,388             --
   Extraordinary gain from extinguishment of debt                                 (21,230)         (87,110)            --
   Increase (decrease) in:
     Accounts receivable, trade                                                   (16,256)          (1,250)       (26,048)
     Advances to partitions and notes receivable                                   (1,730)          24,241        (12,700)
     Prepaid AOL marketing costs                                                       --               --       (100,564)
     Prepaid expenses and other current assets                                       (254)         (23,712)       (38,259)
     Other assets                                                                   2,215          (49,127)       (20,769)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                        (23,457)          56,419          9,608
     Deferred revenue                                                                  --               --         35,800
     Other liabilities                                                             (1,850)          (1,302)            --
---------------------------------------------------------------------------     ---------        ---------      ---------
       Net cash provided by (used in) operating activities                         18,403         (129,814)       (33,212)
---------------------------------------------------------------------------     ---------        ---------      ---------
Cash flows from investing activities:
   Acquisition of intangibles                                                          --             (285)        (9,293)
   Acquisition of Symetrics Industries, Inc.                                           --          (26,707)            --
   Capital expenditures, net                                                       (6,506)         (16,928)       (28,876)
   Securities sold short                                                               --          (21,087)        17,700
   Due from broker                                                                     --           21,087        (20,220)
   Sale (purchase) of marketable securities, net                                   89,649          122,620        (62,377)
---------------------------------------------------------------------------     ---------        ---------      ---------
       Net cash provided by (used in) investing activities                         83,143           78,700       (103,066)
---------------------------------------------------------------------------     ---------        ---------      ---------
Cash flows from financing activities:
   Repayment of margin account indebtedness                                       (49,621)              --             --
   Proceeds from margin account indebtedness                                           --           49,621             --
   Proceeds from sale of convertible debt                                              --               --        500,000
   Acquisition of convertible debt                                                (72,304)         (86,301)            --
   Proceeds from exercise of options and warrants                                  48,287           15,489         21,344
   Purchase of common stock warrants                                                   --               --         (4,400)
   AOL investment                                                                  55,000               --             --
   Retirement of common stock                                                          --           (1,470)            --
   Proceeds from exercise of common stock rights                                      652               --             --
   Acquisition of treasury stock                                                   (7,686)        (239,892)       (71,959)
---------------------------------------------------------------------------     ---------        ---------      ---------
       Net cash (used in) provided by financing activities                        (25,672)        (262,553)       444,985
---------------------------------------------------------------------------     ---------        ---------      ---------
Net increase (decrease) in cash and cash equivalents                               75,874         (313,667)       308,707
Cash and cash equivalents, beginning of year                                        3,063          316,730          8,023
---------------------------------------------------------------------------     ---------        ---------      ---------
Cash and cash equivalents, end of year                                          $  78,937        $   3,063      $ 316,730
---------------------------------------------------------------------------     ---------        ---------      ---------

          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     (a)  Business

     Talk.com Inc., a Delaware corporation, together with its consolidated subsidiaries (the "Company"), provides telecommunications services, primarily long distance, throughout the United States to increasing numbers of residential customers and to small and medium-sized businesses. The Company's long distance service offerings include outbound service, inbound toll-free 800 service and dedicated private line services for data. The Company sells these services through its relationships with marketing partners, its web site located at www.talk.com, as well as through partitions, which are independent marketing companies.

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

     (c)  Recognition of revenue

     The Company recognizes revenue upon completion of telephone calls by end users. Allowances are provided for estimated uncollectible usage.

     (d)  Cash and cash equivalents

     The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.

     (e)  Marketable securities

     Securities bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are carried at market. Unrealized holding gains and losses (determined by specific identification) on investments classified as "trading securities" are included in earnings.

     (f)  Advances to partitions and notes receivable

     The Company made advances to partitions to support their marketing activities. The advances are secured by partition assets, including contracts with end users and collections thereon.

     (g)  Property and equipment and depreciation

     Property and equipment are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

     Buildings and building improvements                           39 years
     Switching equipment                                           15 years
     Equipment and other                                           5-7 years

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (h)  Intangibles and amortization

     Intangibles  of  $1,068,000  and  $1,150,000 at December 31, 1999 and 1998,
respectively, represent goodwill arising from a business acquisition. Amortization is computed on a straight-line basis over the estimated useful life of the intangible, which is 15 years.

     (i)  Deferred revenue

     Deferred revenue is recorded for a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. and is amortized over the five-year term of the agreement. This agreement is terminable by either party on thirty days notice. Termination by either party would accelerate recognition of the deferred revenue.

     (j)  Long-lived assets

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as of January 1, 1996. Certain of the Company's long-lived assets were considered impaired at December 31, 1998 (Note 3). There was no additional impairment as of December 31, 1999.

     (k)  Income taxes

     Since 1998, the Company has provided a full valuation allowance for deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes (Note 10).

     (l)  Net income (loss) per share

     Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and conversion of convertible debt.

     The computation of basic net income per share is based on the weighted average number of common shares outstanding during the period. In 1999, diluted earnings per share also includes the effect of 3,195,076 common shares, issuable upon exercise of common stock options and warrants.

     All references in the consolidated financial statements with regard to average number of Common Stock and related per share amounts have been calculated giving retroactive effect to stock splits.

     (m)  Financial instruments and risk concentration

     Financial instruments that potentially subject the Company to concentrations of credit risk are cash investments for which the Company believes no significant concentration of credit risk exists with respect to these cash investments and marketable securities.

     The carrying values of accounts receivable, advances to partitions and notes receivable, accounts payable and accrued expenses approximate fair values. Convertible debt is recorded at face amount but such debt has traded in the open market at substantial discounts to face amount (Note 6). At December 31, 1999 the market value of the convertible debt was approximately 83% of face amount.

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (n)  Stock-based compensation

     The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" (Note 10).

     (o)  Comprehensive income

     The Company has no items of comprehensive income or expense. Accordingly, the Company's comprehensive income and net income are equal for all periods presented.

     (p)  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company anticipates that the new standard will have no effect on its financial statements.

NOTE 2 -- AOL AGREEMENTS

     In conjunction with the initial Telecommunications Marketing Agreement (the "AOL Agreement") with AOL, the Company paid AOL a total of $100 million and issued two warrants to purchase shares of the Company's stock. The first warrant (the "First Warrant") provided for the purchase, at an exercise price of $15.50 per share, of up to 5,000,000 shares. The second warrant (the "Second Warrant") provided for the purchase, at an exercise price of $14.00 per share, of up to 7,000,000 shares, which was to vest, based on the number of subscribers to the Company's service. With the Second Warrant, as vesting occurred, the fair value of the incremental vested portion of the warrant was charged to expense in the consolidated statement of operations. In 1998, the Company issued a warrant to purchase 1,000,000 shares (the "Further Warrant") to AOL in exchange for a one year extension of the AOL Agreement. As of December 31, 1997 the Second Warrant was vested as to approximately 120,000 shares and $1,200,000 was charged to expense in the 1997 consolidated statement of operations.

     The $100 million cash payment, the $20.0 million value of the First Warrant and $0.6 million of agreement related costs was accounted for as follows: (i) $35.9 million was charged to expense ratably over the period from the signing of the initial AOL agreement to December 31, 1997, as payment for certain exclusivity rights for that period; (ii) $13.2 million was treated as production of advertising costs and was charged to expense on October 9, 1997, which was the Commercial Launch Date; and (iii) $71.5 million, the balance of the cash payment and the value of the First Warrant and the initial AOL agreement related costs, represents the combined value of advertising and exclusivities which extend over the term of the AOL Agreement and was recognized ratably after the Commercial Launch Date as advertising services were received. For the year ended December 31, 1997, the Company recognized $57.0 million of expense, related to items discussed above, which is included in promotional, marketing and advertising expenses.

     The Company has negotiated a number of amendments to its agreements with AOL based on the experience gained by the Company in the marketing and sale of telecommunications services to AOL subscribers since the inception of the agreements. A substantial amendment to the AOL agreement in January 1999 in which the Company agreed to fixed quarterly payments ranging from $10 to $15 million during the long distance exclusivity period of the agreement resulted in: the elimination of the Company's obligation to make bounty and profit-sharing payments to AOL; altering of the terms of the online and offline marketing arrangements between the Company and AOL; extension of the term of the AOL agreement, including the exclusivity period, until June 2003, although AOL can end the Company's long distance exclusivity period on or after June 2000 by foregoing the fixed

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

quarterly payments described above; elimination of AOL's rights to receive further warrants to purchase Common Stock based upon customers gained from the AOL subscriber base; AOL's contribution of up to $4.0 million per quarter for offline marketing; and establishment of the framework for the Company to offer additional services and products to AOL subscribers. In 1998, as a result of the January 1999 amendment, the Company wrote off $37.6 million of prepaid AOL, CompuServe and other marketing-related expenses, included in significant other charges (Note 3).

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of Common Stock of the Company for $55.0 million in cash and the surrender of rights to purchase
5,076,016 shares of Common Stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of Common Stock. (Notes 9 and 10).

NOTE 3 -- SIGNIFICANT OTHER CHARGES (INCOME)

     Significant other income in 1999 includes a gain of $2.7 million on the sale of certain business units of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.).

     Significant other charges in 1998 includes $91.0 million of expenses incurred in the fourth quarter of 1998 related to changes in the Company's basic business operations.

     As discussed in Note 2 above, the Company negotiated substantial amendments to its agreements with AOL which, among other things, reduced the amount of online advertising to which the Company was entitled to over the remaining term of the agreement and eliminated payments and issuance of warrants to AOL for customer gains and profit sharing payments to AOL. The Company agreed to fixed quarterly payments ranging from $10 - $15 million per quarter during the exclusivity period of the agreement and AOL agreed to contribute up to $4.0 million per quarter for offline marketing. As a result of the amendments, the Company wrote off prepaid AOL, CompuServe and other marketing-related expenses of $37.6 million.

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

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

NOTE 4 -- MAJOR PARTITIONS

     During 1997, one Partition accounted for approximately 13% of the Company's total sales. There were no Partitions that accounted for more than 10% of the Company's total sales in 1999 or 1998.

NOTE 5 -- PROPERTY AND EQUIPMENT

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                 1999                  1998
                                                              ---------------------------------
                                                                       (IN THOUSANDS)

         Land                                                 $      80            $       80
         Buildings and building improvements                      2,801                 2,639
         Switching equipment                                     53,101                50,481
         Equipment and other                                     14,791                11,067
                                                               --------              --------
                                                                 70,773                64,267
         Less: Accumulated depreciation                         (13,438)               (7,564)
                                                               ---------             ---------
                                                                $57,335               $56,703
                                                                =======               =======

NOTE 6 -- CONVERTIBLE DEBT

     In September 1997, the Company sold $300 million of 4 1/2% Convertible Subordinated Notes that mature on September 15, 2002 (the "2002 Convertible Notes"). Interest on the 2002 Convertible Notes is due and payable semiannually on March 15 and September 15 of each year. The 2002 Convertible Notes are convertible, at the option of the holder thereof, at any time after December 9, 1997 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $24.5409 per share, as adjusted for the dilutive effect of the exercise of rights pursuant to the Company's rights offering (Note 9). The 2002 Convertible Notes are redeemable, in whole or in part, at the Company's option, at any time on or after September 15, 2000 at 101.80% of par prior to September 14, 2001 and 100.90% of par thereafter. During 1999 and 1998, the Company reacquired $80,650,000 and $152,458,000, respectively, principal amount of the 2002 Convertible Notes and $66,892,000 principal amount remained outstanding at December 31, 1999.

     In  December  1997,  the  Company  sold  $200  million  of  5%  Convertible
Subordinated Notes that mature on December 15, 2004 (the "2004 Convertible Notes"). Interest on the 2004 Convertible Notes is due and payable semiannually on June 15 and December 15 of each year. The 2004 Convertible Notes are convertible, at the option of the holder thereof, at any time after March 5, 1998 and prior to maturity, unless previously redeemed, into shares of the Company's Common Stock at a conversion price of $25.3835 per share, as adjusted for the dilutive effect of the exercise of rights pursuant to the Company's rights offering (Note 9). The 2004 Convertible Notes are redeemable, in whole or in part at the Company's option, at any time on or after December 15, 2002 at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter. During 1999 and 1998, the Company reacquired $76,752,000 and $105,155,000, respectively, face amount of the 2004 Convertible Notes and $18,093,000 principal amount remained outstanding at December 31, 1999.

     The 2002 Convertible Notes and 2004 Convertible Notes that were reacquired by the Company in 1998 were reacquired at an $87.1 million discount from face amount. This amount is reported as an extraordinary gain in the consolidated statement of operations.

     During 1999, the Company (a) purchased from Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer until he resigned on January 5, 1999, and two trusts for the

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

benefit of Mr. Borislow's children, $85,857,000 aggregate principal amount of the Company's Convertible Notes for $72.3 million in cash; (b) exchanged the remaining $53.7 million principal amount of subordinated notes of Communication TeleSystems International d/b/a WorldxChange Communications, which were included in other assets at December 31, 1998, to a trust for the benefit of Mr. Borislow's children for $62,545,000 aggregate principal amount of the Company's Convertible Notes and (c) purchased $9,000,000 aggregate principal amount of the Company's Convertible Notes for $6.9 million in Common Stock.

     The 2002 Convertible Notes and 2004 Convertible Notes that were reacquired by the Company during 1999 were reacquired at a $21.2 million discount from face amount. This amount is reported as an extraordinary gain in the consolidated statement of operations.

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

     Effective December 31, 1998, the Company, in exchange for a total of 783,706 shares of Common Stock, (i) sold to Jimlew Capital, L.L.C., a company owned by Mr. Borislow, (a) all of the capital stock of Emergency Transportation Corporation (a wholly owned subsidiary of the Company, the primary asset of which was an interest in a jet airplane), valued at approximately $8.7 million, and (b) all of the real property constituting the Company's facilities in New Hope, Pennsylvania, valued at approximately $2.0 million, and (ii) released Mr. Borislow from an obligation for approximately $4.7 million borrowed from the Company. Mr. Borislow agreed to lease to the Company a portion of the headquarters property at a base monthly rent of $12,500. The Company had previously determined that it would be desirable to dispose of these assets and accordingly believed that the ownership of these assets was not required for the continued operation of the Company's business. The subsidiary stock and the real property were valued based on the book value of these assets, which the management of the Company believes approximated the fair market value of these assets on the date of exchange. The Common Stock exchanged for the assets was valued at its market value on the date of the exchanges. On January 6, 2000, the Company repurchased the real property constituting the Company's facilities in New Hope, Pennsylvania for $2.5 million.

     Effective December 31, 1998, the Company, in exchange for a total of 498,435 shares of Common Stock and $10,007,000 aggregate principal amount of the Company's Convertible Notes, released certain officers, directors and employees from obligations for approximately $9.8 million and $9.0 million, respectively, borrowed from the Company.

     Also during 1999, in addition to the transactions between the Company and Mr. Borislow or the trusts for his children involving the 2002 and 2004 Convertible Notes, which transactions are described in Note 6 and

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

included in this Note by this reference, the Company purchased from Mr. Borislow approximately 639,000 shares of Common Stock for approximately $7.7 million with proceeds from the exercise of stock options by other employees pursuant to the agreements with Mr. Borislow as described above.

     At December 31, 1998, executive officers of the Company had outstanding loans from the Company of $4,237,000 which were repaid during the first quarter of 1999.

NOTE 8 -- LEGAL PROCEEDINGS

     On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. At this point, no classes have been certified. A motion to dismiss was recently granted as to certain officers of the Company and denied as to the Company. There are currently no officers of the Company who are a party to these actions. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously. The Company also is a party to certain legal actions arising in the ordinary course of business.

     The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE 9 -- STOCKHOLDERS' EQUITY

     (a)  Stock Splits

     On January 3, 1997, the Company's Board of Directors approved a two-for-one split of the Common Stock in the form of a 100% stock dividend. The additional shares resulting from the stock split were distributed on January 31, 1997 to all stockholders of record at the close of business on January 17, 1997. This stock split has been reflected in the financial statements for all periods presented.

     (b)  Authorized Shares

     During 1997, the Board of Directors and stockholders approved the increase in the number of authorized shares of the Common Stock to 300,000,000 shares.

     (c)  Contingent Redemption Value of Common Stock

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL acquired 4,121,372 shares of Common Stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of Common Stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The Company has the first right to purchase any of the 4,121,372 shares of Common Stock at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of Common Stock as of December 31, 1999, the reimbursement amount would be approximately $5.2 million. At December 31, 1999, the Company recorded $5.2 million for the contingent redemption value of this Common Stock with a corresponding reduction in additional paid-in capital. AOL also has the right on termination of long distance exclusivity under the AOL marketing

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of Common Stock of the Company held by AOL for an aggregate price of $36.3 million, which repurchase price can be paid in Common Stock, cash or a quarterly amortization, two-year promissory note of the Company. AOL can end the Company's long distance exclusivity period on or after June 30, 2000 by foregoing certain fixed quarterly payments. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

     (d)  Restriction on Future Sales of Common Stock

     As previously reported, the Company was subject to certain restrictions under a registration rights agreement between the Company and Mr. Borislow that could have affected the Company's ability to raise capital and engage in other types of financing transactions. As of December 31, 1999, Mr. Borislow and the two trusts for the benefit of Mr. Borislow's children, which have the ability to distribute Common Stock to Mr. Borislow, held less than an aggregate of 2% of the outstanding Common Stock. Accordingly, the Company believes that the restrictions no longer apply to the Company.

     (e)  Stockholders Rights Plan

     On August 19, 1999, the Company adopted a Stockholders Rights Plan designed to deter coercive takeover tactics and prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders.

     Under the terms of the plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Common Stock of the Company held as of the close of business on August 30, 1999. Until the rights become exercisable, Common Stock issued by the Company will also have one right attached. Each right will entitle holders to buy one three-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $55. Each right will thereafter entitle the holder to receive upon exercise Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right.

     The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of Common Stock or announces a tender or exchange offer which would result in such person or group owning 20% or more of Common Stock, or if the Board of Directors declares that a 15% or more stockholder has become an "adverse person" as defined in the plan.

     The Company, except as otherwise provided in the plan, will generally be able to redeem the rights at $0.001 per right at any time during a ten-day period following public announcement that a 20% position in the Company has been acquired or after the Company's Board of Directors declares that a 15% or more stockholder has become an "adverse person." The rights are not exercisable until the expiration of the redemption period. The rights will expire on August 19, 2009, subject to extension by the Board of Directors.

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10 -- STOCK OPTIONS, WARRANTS AND RIGHTS

     (a)  Stock Options

     The Company has non-qualified stock option agreements with most of its key employees.

     In 1997, 1998 and 1999, the Company granted certain employees and non-employee directors of the Company 2,801,000, 5,535,000 and 3,549,500, respectively, non-qualified options to purchase shares of Common Stock. These options generally become exercisable from one to three years from the date of the grant. In 1997, the Company recognized $13,371,785 of compensation expenses related to the grant of options and the purchase by an executive officer of shares of Common Stock of the Company's stock at prices below the quoted market price at date of grant and purchase date, respectively. In 1998, the Company recognized $3.3 million of compensation expenses relating to the grant of 650,000 options to purchase shares of the Company's Common Stock at prices below the quoted market price at the dates of grant or issuance and the issuance of 135,000 shares of the Company's stock.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999, respectively: no dividends paid for all years; expected volatility of 55.8% in 1997, 65% in 1998 and 108% in 1999; weighted average risk-free interest rates of 5.49% for 1997, 4.59% for 1998, 5.38% for the first six months of 1999, and 5.85% for the latter six months of 1999; and expected lives of 1 to 10 years.

     Under the  accounting  provisions of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below.

                                                                      YEAR ENDED
                                                                  DECEMBER 31, 1999
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                    1999               1998                1997
NET INCOME (LOSS):
    As reported                                    $78,929          $(221,326)           $(20,945)
    Pro forma                                      $68,851          $(244,487)           $(30,942)

BASIC EARNINGS (LOSS) PER SHARE:
    As reported                                    $  1.29          $   (3.73)           $  (0.33)
    Pro forma                                      $  1.13          $   (4.12)           $  (0.48)

DILUTED EARNINGS (LOSS) PER SHARE:
    As reported                                    $  1.23          $   (3.73)           $  (0.33)
    Pro forma                                      $  1.07          $   (4.12)           $  (0.48)

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The  following  tables  contain   information  on  stock  options  for  the
three-year period ended December 31, 1999:

                                                                               EXERCISE            WEIGHTED
                                                            OPTIONS          PRICE RANGE            AVERAGE
                                                            SHARES            PER SHARE          EXERCISE PRICE
                                                        ----------------    ---------------     -------------------
Outstanding, December 31, 1996                              8,983,800         $ .32-$12.00           $ 6.54
Granted                                                     2,801,000         $5.67-$22.06           $16.02
Exercised                                                  (2,208,812)        $ .32-$12.78           $ 4.25
Cancelled                                                    (690,000)        $5.67-13.25            $11.98
                                                            ---------         ------------           ------

Outstanding, December 31, 1997                              8,885,988         $ .32-$22.06           $ 9.26
Granted                                                     5,535,000         $5.75-$10.44           $ 7.18
Exercised                                                  (2,853,178)        $ .32-13.63            $ 4.93
Cancelled                                                  (1,337,000)        $5.75-17.50            $13.01
                                                            ---------         ------------           ------

Outstanding, December 31, 1998                             10,230,810         $4.08-$14.00           $ 7.34
Granted                                                     3,549,500         $8.75-$17.25           $11.63
Exercised                                                  (6,773,378)        $4.08-12.78            $ 7.13
Cancelled                                                    (158,000)        $5.75-11.69            $ 9.67
                                                            ---------         ------------           ------

Outstanding, December 31, 1999                              6,848,932         $4.58-$17.25           $ 9.72
                                                            =========         ============           ======
                                                                               EXERCISE              WEIGHTED
                                                            OPTIONS          PRICE RANGE             AVERAGE
        EXERCISABLE AT:                                     SHARES            PER SHARE           EXERCISE PRICE
                                                        ----------------    ---------------     -------------------
        1997                                                3,866,987         $ .32-$14.50            $7.24
        1998                                                4,571,475         $4.08-$12.78            $7.39
        1999                                                2,541,095         $4.58-$14.00            $7.67
                                                                                                     WEIGHTED
                                                                                                     AVERAGE
        OPTIONS GRANTED:                                                                            FAIR VALUE
                                                                                                -------------------
        1997                                                                                           $6.99
        1998                                                                                           $4.83
        1999                                                                                           $9.71

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                 $4.58-$7.00      $7.01-$10.00         $10.01-$13.00      $13.01-$17.25
                                                -------------    --------------       ---------------    ---------------
OUTSTANDING OPTIONS:
Number outstanding at December 31, 1999             1,767,617         1,595,315           2,543,000             943,000
Weighted-average remaining
  Contractual life (years)                               3.68              8.33                6.53                9.86
Weighted-average exercise price                 $        6.17     $        9.03       $       10.51       $       15.38
EXERCISABLE OPTIONS:
Number outstanding at December 31, 1999             1,483,450           604,312             433,333              20,000
Weighted-average exercise price                 $        6.25     $        9.00       $       10.37       $       14.00

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (b)  AOL Warrants

     On January 5, 1999, after the repurchase from AOL of warrants to purchase 5,076,016 shares of Common Stock, warrants to purchase 2,721,984 shares of Common Stock were held by AOL and were outstanding and currently exercisable, with exercise prices from $14.00 to $22.25 and a weighted average exercise price of $17.03. AOL has the right, commencing on termination of the long distance exclusivity under the AOL marketing agreement up until January 5, 2003, to require the Company to repurchase all or any portion of these warrants at prices (the "Put Prices") ranging from $10.45 to $16.82 per warrant ($36,324,002 aggregate amount). In the event AOL requires repurchase of the warrants, the Company at its election may pay AOL in cash or in shares of Common Stock based on the then current market price for such stock. The Company may also elect to issue a 10% two-year note for a defined portion of the repurchase price. The Company can require AOL to exercise its warrants at any time the market price of Common Stock equals or exceeds two times the then call amount for such warrants. The call amount of a warrant is the Put Price for the warrant increased at a semi-annually compounded rate of 5% on January 5, 1999 and on each six month anniversary thereafter. The Company has certain reimbursement obligations in the event that it requires AOL to exercise its warrants.

     (c)  Other Warrants

     At December 31, 1996, the Company had warrant agreements with certain partitions and the underwriter for its IPO. All warrants were issued with exercise prices equal to or above the market price of the underlying stock at the date of the grant. These warrants are accounted for based on their fair value. At December 31, 1996, 3,712,000 warrants were outstanding with exercise prices ranging from $4.67 to $5.73 and an average weighted exercise price of $5.00 and 600,000 which were currently exercisable at a weighted exercise price of $5.73. The remaining warrants were exercisable over a one to two year period beginning in January 1997. In January 1997, 800,000 of these warrants were purchased by the Company and recorded as a reduction in additional paid-in capital and 2,662,000 warrants were exercised. The 250,000 warrants issued to the underwriter for the Company's IPO that were outstanding at December 31, 1997 were exercised in 1998.

     (d)  Rights

     The Board of Directors had approved an offering of up to 3,523,285 shares of its Common Stock, $.01 par value, to holders of record of Common Stock and holders of record of options or warrants to purchase Common Stock at the close of business on December 31, 1998. The shares were offered pursuant to nontransferable rights to subscribe for and purchase shares of Common Stock at a price of $17.00 per share. Holders of record on the record date, were eligible to receive one such nontransferable right for every 20 shares of Common Stock or underlying options or warrants held on the record date, as applicable. As of December 31, 1999, 38,325 rights totaling $651,525 were exercised, and 652,547 rights totaling $11,093,299 were exercised in 2000. These rights expired on February 12, 2000.

NOTE 11 -- INCOME TAXES

     The Company reports the effects of income taxes under SFAS No. 109, "Accounting for Income Taxes". The objective of income tax reporting is to recognize (a) the amount of taxes payable or refundable for the current year and
(b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Under SFAS No. 109, the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Realization of deferred tax assets is determined on a more-likely-than-not basis.

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

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     During 1998, the Company continued to incur significant promotional, marketing and advertising expenses attributable to its efforts to increase the customer base. Moreover, competitive factors intensified during the period making gains in subscriber base more costly and more time consuming. Accordingly, the Company provided a valuation allowance against its deferred tax assets at December 31, 1998. The valuation allowance also eliminated the net deferred tax asset that had been recognized in previous periods. The valuation allowance increased the net loss for the period by approximately $40.4 million. The Company has continued to provide a valuation allowance against its deferred tax assets at December 31, 1999.

     The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------------
                                                                       1999                1998               1997
                                                                       ----                ----               ----
                                                                                      (IN THOUSANDS)
Current:
     Federal                                                        $     --             $     --          $     --
     State and local                                                      --                   --                --
                                                                    --------             --------          --------

Total current:                                                            --                   --                --

Deferred:
     Federal                                                              --               34,140           (11,111)
     State and local                                                      --                6,248            (2,280)
                                                                    --------             --------          --------

Total deferred                                                            --               40,388           (13,391)
                                                                    --------             --------          --------
                                                                    $     --             $ 40,388          $(13,391)
                                                                    ========             ========          ========

     A reconciliation of the Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------------
                                                          1999                        1998                        1997
                                                -------------------------    -----------------------    --------------------------
                                                                                 (IN THOUSANDS)
Federal income taxes computed at the
   statutory rate                               $ 27,625            35.0%    $(63,328)       (35.0)%    $(12,018)       (35.0)%
Increase (decrease):
State income taxes less Federal benefit            3,157             4.0       (7,780)        (4.3)       (1,482)        (4.3)
Valuation  allowance for deferred tax assets
   existing at beginning of year                      --              --       40,388         22.3            --           --
Valuation  allowance  changes  affecting the
   provision for income taxes                    (31,000)          (39.3)      68,612         37.9            --           --
Other                                                218              .3        2,496          1.4           109           .3
                                                --------            ----     --------         ----      --------         ----

Total provision (benefit) for income taxes      $     --              --     $ 40,388         22.3%     $(13,391)       (39.0)%
                                                ========            ====     ========         ====      ========         ====

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Deferred tax (assets) liabilities at December 31, 1999, 1998 and 1997 are comprised of the following elements:

                                                                            YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                           1999                   1998
                                                                       -----------            ------------
                                                                                 (IN THOUSANDS)
         Net operating loss carryforwards                              $ (71,000)             $ (65,000)
         Deferred revenue taxable currently                               (8,000)               (11,000)
         Compensation for options granted below market price              (1,000)                (6,000)
         Allowance for uncollectible accounts                             (3,000)                (7,000)
         Federal and state taxes resulting from
             cash to accrual basis for tax reporting                          --                     --
         Warrants issued for compensation                                 (9,000)               (18,000)
         Depreciation and amortization                                     8,000                  5,000
         Accruals not currently deductible                                (2,000)                (5,000)
         Unrealized loss on investments                                       --                 (3,000)
         Net capital loss carryforwards                                   (8,000)                (5,000)
                                                                       ---------              ---------

         Deferred tax (assets) liabilities, net                          (94,000)              (115,000)
         Less valuation allowance                                         94,000                115,000
                                                                       ---------              ---------
         Net deferred tax                                              $      --              $      --
                                                                       =========              =========


     The Company has net operating loss carryforwards for tax purposes and other deferred tax benefits that are available to offset future taxable income. Only a portion of the net operating loss carryforwards are attributable to operating activities. The remainder of the net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options.

     In accounting for income taxes, the Company recognizes the tax benefits from current stock option deductions after utilization of net operating loss carryforwards from operations (i.e., net operating loss carryforwards determined without deductions for exercised stock options) to reduce income tax expense. Because stock option deductions are not recognized as an expense for financial reporting purposes, the tax benefit of stock option deductions must be credited to additional paid-in capital with an offsetting income tax expense recorded in the statement of operations.

     The Company's deferred tax asset related to operations, net capital loss carryforwards and exercised stock options amounted to $70.0 million, $8.0 million and $16.0 million, respectively at December 31, 1999.

     At December 31, 1999, a valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

     Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss carryforwards in years subsequent to a more than 50% cumulative change in ownership. A more than 50% cumulative change in ownership occurred on August 31, 1998, resulting in annual limitations of approximately $42.0 million on the utilization of net operating loss carry forwards as of that date. Of the Company's net operating loss carryforwards of $183.1 million at December 31, 1999, $68.6 million are subject to this annual limitation subsequent to 1999. The remaining net operating loss carryforwards of $114.5 million are not subject to this limitation.

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12 -- STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                   1999               1998                1997
                                                              ---------------    ----------------    ---------------
                                                                                 (IN THOUSANDS)
Supplemental disclosure of cash flow information:
Cash paid for interest                                              $4,218            $28,695              $915

     During 1999, the Company issued 574,482 shares of Common Stock with a value of approximately $6.9 million (Note 6), in connection with the repurchase of the Company's Convertible Notes.

     Also, during 1999, the Company assigned to a trust for the benefit of Mr. Borislow's children the Company's interest in $53,700,000 principal amount of subordinated notes of Communications TeleSystems International d/b/a WorldXChange Communications, in exchange for $62,545,000 aggregate principal amount of the Company's Convertible Notes (Note 6).

     In  addition,   the  Company  recorded  $5.2  million  for  the  contingent redemption value of the AOL warrant with a corresponding reduction in additional paid in capital.

     During 1998, the Company, in exchange for a total of 783,706 shares of Common Stock, sold certain assets to Mr. Borislow and released Mr. Borislow from an obligation borrowed from the Company (Note 7). The Company also, in exchange for a total of 498,435 shares of Common Stock and $10,007,000 aggregate principal amount of the Company's Convertible Notes, released certain officers, directors and employees from obligations borrowed from the Company (Note 7). In connection with the repurchase of the Company's Convertible Notes, the Company issued 5,084,483 shares of Common Stock with a value of approximately $69.5 million.

     During 1997, the Company recorded an asset of $20,000,000 in connection with the issuance of warrants to AOL (Note 2). In connection with the acquisition of Compco in 1997, the Company issued 339,982 shares of Common Stock with a value of $5,625,000.

NOTE 13 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            FIRST          SECOND           THIRD          FOURTH
                                                           QUARTER         QUARTER         QUARTER         QUARTER
                                                         ------------    ------------    -------------   ------------
                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                        1999

Sales                                                     $110,572         $117,139         $140,027         $148,811
Gross profit                                                35,874           43,721           54,551           61,652
Operating income                                            12,355           14,979           15,579           16,642
Income before extraordinary gain                            12,334           14,038           14,646           16,682
Net income                                                  31,331           14,038           16,879           16,682
Income before extraordinary gain per share -
   Diluted                                                    0.20             0.22             0.23             0.25
Net income per share - Diluted                                0.50             0.22             0.27             0.25

                        1998

Sales                                                     $ 91,146         $111,098         $122,525         $123,831
Gross profit                                                14,566           18,040           22,736           31,301
Operating loss                                             (63,702)         (30,049)         (96,047)         (67,075)
Loss before extraordinary gain                             (41,795)         (96,154)         (92,296)         (78,191)
Net loss                                                   (41,795)         (96,154)         (41,734)         (41,643)
Loss before extraordinary gain per share - Diluted
                                                             (0.65)           (1.49)           (1.58)           (1.56)
Net loss per share - Diluted                                 (0.65)           (1.49)           (0.71)           (0.83)

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 14 - EMPLOYEE BENEFIT PLANS

     During 1999, the Company established an Employee Savings Plan that permits eligible employees to contribute funds on a pre-tax basis. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 6% of their compensation (subject to Internal Revenue Code limitations). The Plan allows employees to choose among a variety of investment alternatives. The Company does not contribute to the Plan. No administration costs were incurred during 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10 THROUGH 13

     Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2000 which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Form 10-K relates.


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

                         TALK.COM INC. AND SUBSIDIARIES

                              INDEX TO S-X SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants ..........                 40
Schedule II -- Valuation & Qualifying Accounts ..............                 41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Talk.com Inc.

     The audits referred to in our report dated February 7, 2000, relating to the consolidated financial statements of Talk.com Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 1999. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

     In our opinion, the financial statement Schedule II -- Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

New York, New York
February 7, 2000

                         TALK.COM INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT             ADDITIONS
                                              BEGINNING OF        CHARGED TO COSTS      DEDUCTIONS FOR       BALANCE AT END
       DESCRIPTION DEDUCTIONS                    PERIOD             AND EXPENSES          WRITE-OFFS           OF PERIOD
----------------------------------------    -----------------    -------------------    ----------------    -----------------
YEAR ENDED DECEMBER 31, 1999:
Reserve and allowances deducted from
   asset accounts:
Allowance for uncollectible accounts            $ 1,669               $25,538               $(22,196)              $ 5,011
                                                =======               ========              ========               =======

YEAR ENDED DECEMBER 31, 1998:
Reserve and allowances deducted
   from asset accounts:
Allowance for uncollectible accounts            $ 2,419               $20,593               $(21,343)              $ 1,669
                                                =======               =======               ========               =======

YEAR ENDED DECEMBER 31, 1997:
Reserve and allowances deducted
   from asset accounts:
Allowance for uncollectible accounts            $   987               $ 9,784               $ (8,352)             $ 2,419
                                                =======               =======               ========              =======

(3) EXHIBITS:

EXHIBIT
NUMBER                                 DESCRIPTION

3.1 Composite form of Amended and Restated Certificate of Incorporation of the Company, as amended through April 26, 1999 (incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarter ended March 31, 1999).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-94940)).

3.3 Certificate of Designation of Series A Junior Participating Preferred Stock of Company dated August 27, 1999 (incorporated by reference to Exhibit A to Exhibit 1 to the Company's registration statement on Form 8-A (File No. 000-26728)).

10.1 Employment Agreement between the Company and Aloysius T. Lawn, IV dated October 13, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).*

10.2 Employment Agreement between the Company and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).*

10.3 Indemnification Agreement between the Company and Aloysius T. Lawn, IV (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4 Indemnification Agreement between the Company and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.5 Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 33-94940)).*

10.6     Telecommunications  Marketing  Agreement  by  and  among  the  Company,
         Tel-Save, Inc. and America Online, Inc., dated February 22, 1997 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1996).+

10.7 Amendment No. 1, dated as of January 25, 1998, to the Telecommunications Marketing Agreement dated as of February 22, 1997 by and among the Company, Tel-Save, Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1997).+

10.8 Amendment No. 2, dated May 14, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998 (incorporated by reference to Exhibit
         10.1 to the Company's  quarterly  report on Form 10-Q, dated August 14,
         1998).+

10.9 Amendment No. 3, effective as of October 1, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, and an Amendment No. 2, dated May 14, 1998 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).+

10.10 Letter dated August 25, 1999 from America Online, Inc. to the Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 27, 1999).

10.11 Indenture dated as of September 9, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 333-39787)).

10.12 Indenture dated as of December 10, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.13 Employment Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.14 Indemnification Agreement, dated as of December 28, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.15 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.16 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.17 Severance Agreement, dated as of December 31, 1998, between the Company and Daniel Borislow (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.18 Exchange Agreement, dated as of December 31, 1998, among the Company, Tel-Save, Inc. and Mark Pavol, as Trustee of that certain D&K Grantor Retained Annuity Trust dated June 15, 1998 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.19 Modification of the Exchange Agreement, dated ___________, 1999, by and among the Company, Tel-Save, Inc. and Mark Pavol (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.20 Registration Rights Agreement, dated as of December 31, 1998, among the Company, Daniel Borislow, Mark Pavol, as Trustee of that certain D&K Grantor Retained Annuity Trust, dated June 15, 1998 and the Trustee of that certain D&K Grantor Retained Annuity Trust II (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.21 Amendment of Registration Rights Agreement dated as of March 18, 1999, by and among the Company, Daniel M. Borislow, and Seth Tobias
         (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.22 Amendment of Registration Rights Agreement dated as of March 18, 1999, by and among the Company and Mark Pavol (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.23 1998 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.24 Investment Agreement, dated as of December 31, 1998, as amended on February 22, 1999, among the Company, America Online, Inc., and, solely for purposes of Sections 4.5, 4.6 and 7.3(g) thereof, Daniel Borislow, and solely for purposes of Section 4.12 thereof, Tel-Save, Inc. and the D&K Retained Annuity Trust dated June 15, 1998 by Mark Pavol, Trustee (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

10.25 Registration Rights Agreement, dated as of January 5, 1999, between the Company and America Online, Inc. (incorporated by reference to Exhibit
         10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.26 Sublease Agreement, dated January ___, 1997, by and between Gemini Air Cargo, LLC and RMS International, Inc. (incorporated by reference to
         Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.27 Sublease Agreement, dated as of January 20, 1999, by and between RMS International and Tel-Save, Inc. (incorporated by reference to Exhibit
         10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.28 Lease by and between Aetna Life Insurance Company and Potomac Financial Group, L.L.C. (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

10.29 Agreement, effective as of February 28, 1999, by and among the Company, Communication Telesystems International, d.b.a. WorldxChange Communications, Tel-Save, Inc., Mark Pavol, Roger B. Abbott and Rosalind Abbott, and Edward Soren (incorporated by reference to Exhibit
         10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.30 Form of Indemnification Agreement, dated as of January 5, 1999, for each of George Vinall, Michael Ferzacca and Norris M. Hall, III (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.31 Form of Non-Qualified Stock Option Agreement, dated as of December 16, 1998, for each of George Vinall, Michael Ferzacca and Norris M. Hall, III (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).*

10.32 Employment Agreement, dated as of December 16, 1998, between the Company and Michael Ferzacca (incorporated by reference to Exhibit
         10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).*

10.33 Employment Agreement, dated as of December 16, 1998, between the Company and Norris M. Hall, III (incorporated by reference to Exhibit
         10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).*

10.34 Employment Agreement, dated as of December 16, 1998, between the Company and George Vinall (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).*

10.35 Rights Agreement dated as of August 19, 1999 by and between the Company and First City Transfer Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's registration statement on Form 8-A (File No. 000-26728)).

10.36 Employment Agreement by and among Vincent W. Talbert, the Company and Talk.com Holding Corp. dated as of June 8, 1999 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1999).*

10.37 Indemnification Agreement by and between Vincent W. Talbert and the Company dated as of June 8, 1999 (incorporated by reference to Exhibit
         10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1999).

10.38 Non-Qualified Stock Option Agreement by and between Vincent W. Talbert and the Company dated as of June 8, 1999 (incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1999).*

10.39 Employment Agreement by and between Janet C. Kirschner and the Company dated as of October 14, 1999.*

10.40 Indemnification Agreement by and between Janet C. Kirschner and the Company dated as of October 14, 1999.

10.41 Non-Qualified Stock Option Agreement by and between Janet C. Kirschner and the Company dated as of October 14, 1999.*

11.1     Net Income Per Share Calculation.

21.1     Subsidiaries of the Company.

23.1     Consent of BDO Seidman, LLP.

27       Financial Data Schedule.
---------
*    Management contract or compensatory plan or arrangement.
+ Confidential treatment previously has been granted for a portion of this exhibit.

(b)  Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 22, 2000

                                          TALK.COM INC.

                                          By: /s/ Gabriel Battista
                                             -----------------------------------
                                             Gabriel Battista
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer, President
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE                                            TITLE                                      DATE


/s/ Gabriel Battista                                 Chairman of the Board                          March 22, 2000
------------------------------------                 of Directors, Chief Executive Officer and
Gabriel Battista                                     Director (Principal Executive Officer)


/s/ Edward B. Meyercord, III                         Chief Financial Officer                        March 22, 2000
------------------------------------                 (Principal Financial Officer)
Edward B. Meyercord, III


/s/ Janet C. Kirschner                               Controller (Principal Accounting Officer)      March 22, 2000
------------------------------------
Janet C. Kirschner


/s/ Mark S. Fowler                                   Director                                       March 22, 2000
------------------------------------
Mark S. Fowler


/s/ Arthur J. Marks                                  Director                                       March 22, 2000
------------------------------------
Arthur J. Marks


/s/ Ronald R. Thoma                                  Director                                       March 22, 2000
------------------------------------
Ronald R. Thoma