Form 10-K/A
period 1999-12-31
TALK COM
filed 2000-04-28
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

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


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                   1999         1998         1997          1996        1995
                                                                   ----         ----         ----          ----        ----
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME DATA:
    Sales                                                        $ 516,548    $ 448,600    $ 304,768    $ 232,424   $ 180,102
    Cost of sales                                                  320,751      361,957      294,484      200,597     156,121
    Gross profit                                                   195,797       86,643       10,284       31,827      23,981
    General and administrative expenses                             42,696       41,939       34,650       10,039       6,280
    Promotional, marketing and advertising                          96,264      210,552       60,685           --          --
    Significant other charges (income)                              (2,718)      91,025           --           --          --
    Operating income (loss)                                         59,555     (256,873)     (85,051)      21,788      17,701
    Investment and other income (expense), net                      (1,856)     (11,175)      50,715       10,585         331
    Income (loss) before provision (benefit) for income taxes       57,699     (268,048)     (34,336)      32,373      18,032
    Provision (benefit) for income taxes (1)(2)                         --       40,388      (13,391)      12,205       7,213
    Income (loss) before extraordinary gain (1)                     57,699     (308,436)     (20,945)      20,168      10,819
    Extraordinary gain (from extinguishments of debt)               21,230       87,110           --           --          --
    Net income (loss)(1)                                         $  78,929    $(221,326)   $ (20,945)   $  20,168   $  10,819
    Income (loss) before extraordinary gain per share -
      Basic (1)                                                  $    0.94    $   (5.20)   $   (0.33)   $    0.38   $    0.34
    Extraordinary gain per share - Basic                         $    0.35    $    1.47           --           --          --

    Net income (loss) per share - Basic (1)                      $    1.29    $   (3.73)   $   (0.33)   $    0.38   $    0.34
    Weighted average common shares outstanding - Basic              61,187       59,283       64,168       52,650      31,422
    Income (loss) before extraordinary gain
      per share - Diluted (1)                                    $    0.90    $   (5.20)   $   (0.33)   $    0.35   $    0.32
    Extraordinary gain per share - Diluted                       $    0.33    $    1.47           --           --          --

    Net income (loss) per share - Diluted (1)                    $    1.23    $   (3.73)   $   (0.33)   $    0.35   $    0.32
    Weighted average common and common equivalent shares
      outstanding - Diluted                                         64,415       59,283       64,168       57,002      33,605

                                                                                   AT DECEMBER 31,
                                                                   1999         1998         1997          1996        1995
                                                                   ----         ----         ----          ----        ----
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital                                                  $  87,125    $  13,061    $ 634,788    $ 175,597   $  38,171
Total assets                                                       215,008      272,560      814,891      257,008      71,388
Convertible debt                                                    84,985      242,387      500,000           --          --
Total stockholders' equity (deficit)                                40,103     (136,785)     222,828      230,720      41,314

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

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring 4,121,372 shares of Common Stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of Common Stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of Common Stock as of March 20, 2000, the reimbursement amount would be approximately $20.3 million. AOL also has the right, on termination of the Company's long distance exclusivity under its marketing agreement with AOL to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares Common Stock for $36.3 million, which repurchase price can be paid in Common Stock or cash or (provided that some portion of the repurchase price may be payable in a quarterly amortizing, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrant being repurchased). The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

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

BDO Seidman, LLP

New York, New York
February 7, 2000

                         TALK.COM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                     December 31,
                                                                             ----------------------------
                                                                                1999                1998
                                                                                ----                ----
                                  Assets
Current:
   Cash and cash equivalents                                                 $  78,937          $   3,063
   Marketable securities                                                            --             89,649
   Accounts receivable, trade, net of allowance for uncollectible
     of $5,011 and $1,669, respectively                                         59,501             46,587
   Advances to partitions and notes receivable                                   3,600              1,870
   Prepaid expenses and other current assets                                     8,855              8,600
---------------------------------------------------------------------------- ---------          ---------
       Total current assets                                                    150,893            149,769
Property and equipment, net                                                     57,335             56,703
Intangibles, net                                                                 1,068              1,150
Other assets                                                                     5,712             64,938
---------------------------------------------------------------------------- ---------          ---------
       Total assets                                                          $ 215,008          $ 272,560
---------------------------------------------------------------------------- ---------          ---------
Liabilities, Contingent Redemption Value of Common Stock and
  Stockholders' Equity (Deficit)
Current:
   Margin account indebtedness                                               $      --          $  49,621
   Accounts payable and accrued expenses:
      Trade                                                                     47,965             64,794
      Partitions                                                                 1,676              4,380
      Taxes and other                                                           14,127             17,913
---------------------------------------------------------------------------- ---------          ---------
       Total current liabilities                                                63,768            136,708
Convertible debt                                                                84,985            242,387
Deferred revenue                                                                21,000             28,400
Other liabilities                                                                   --              1,850
---------------------------------------------------------------------------- ---------          ---------
       Total liabilities                                                       169,753            409,345
---------------------------------------------------------------------------- ---------          ---------
Commitments and Contingencies

Contingent redemption value of common stock                                      5,152                 --
---------------------------------------------------------------------------- ---------          ---------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no
     shares outstanding                                                             --                 --
   Common stock - $.01 par value, 300,000,000 shares authorized;
     66,972,960 and 66,934,635 shaares issued, respectively                        670                669
   Additional paid-in capital                                                  208,453            265,325
   Deficit                                                                    (139,300)          (218,229)
   Treasury stock                                                              (29,720)          (184,550)
---------------------------------------------------------------------------- ---------          ---------
       Total stockholders' equity (deficit)                                     40,103           (136,785)
---------------------------------------------------------------------------- ---------          ---------
       Total liabilities, contingent redemption value of common stock and
         stockholders' equity (deficit)                                      $ 215,008          $ 272,560
---------------------------------------------------------------------------- ---------          ---------


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

     (k)  Income taxes


     Since 1998, the Company has provided a full valuation allowance for deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes (Note 11).


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

     (c)  Contingent Redemption Value of Common Stock

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL acquired 4,121,372 shares of Common Stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of Common Stock pursuant to various warrants held by AOL. Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The Company has the first right to purchase any of the 4,121,372 shares of Common Stock at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of Common Stock as of December 31, 1999, the reimbursement amount would be approximately $5.2 million. At December 31, 1999, the Company recorded $5.2 million for the contingent redemption value of this Common Stock with a corresponding reduction in additional paid-in capital. AOL also has the right on termination of long distance exclusivity under the AOL marketing

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of Common Stock of the Company held by AOL for an aggregate price of $36.3 million, which repurchase price can be paid in Common Stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being repurchased). AOL can end the Company's long distance exclusivity period on or after June 30, 2000 by foregoing certain fixed quarterly payments. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. Mr. Borislow has agreed to guarantee up to $20,000,000 of the Company's reimbursement obligations under the Investment Agreement with AOL.

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

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The  following  tables  contain   information  on  stock  options  for  the
three-year period ended December 31, 1999:


                                                                               EXERCISE            WEIGHTED
                                                            OPTIONS          PRICE RANGE            AVERAGE
                                                            SHARES            PER SHARE          EXERCISE PRICE
                                                        ----------------    ---------------     -------------------
Outstanding, December 31, 1996                              8,983,800         $ .32-$12.00           $ 6.54
Granted                                                     2,801,000         $5.67-$22.06           $16.02
Exercised                                                  (2,208,812)        $ .32-$12.78           $ 4.25
Cancelled                                                    (690,000)        $5.67-$13.25           $11.98
                                                            ---------         ------------           ------

Outstanding, December 31, 1997                              8,885,988         $ .32-$22.06           $ 9.26
Granted                                                     5,535,000         $5.75-$10.44           $ 7.18
Exercised                                                  (2,853,178)        $ .32-$13.63           $ 4.93
Cancelled                                                  (1,337,000)        $5.75-$17.50           $13.01
                                                            ---------         ------------           ------

Outstanding, December 31, 1998                             10,230,810         $4.08-$14.00           $ 7.34
Granted                                                     3,549,500         $8.75-$17.25           $11.63
Exercised                                                  (6,773,378)        $4.08-$12.78           $ 7.13
Cancelled                                                    (158,000)        $5.75-$11.69           $ 9.67
                                                            ---------         ------------           ------

Outstanding, December 31, 1999                              6,848,932         $4.58-$17.25           $ 9.72
                                                            =========         ============           ======
                                                                               EXERCISE              WEIGHTED
                                                            OPTIONS          PRICE RANGE             AVERAGE
        EXERCISABLE AT:                                     SHARES            PER SHARE           EXERCISE PRICE
                                                        ----------------    ---------------     -------------------
        1997                                                3,866,987         $ .32-$14.50            $7.24
        1998                                                4,571,475         $4.08-$12.78            $7.39
        1999                                                2,541,095         $4.58-$14.00            $7.67
                                                                                                     WEIGHTED
                                                                                                     AVERAGE
        OPTIONS GRANTED:                                                                            FAIR VALUE
                                                                                                -------------------
        1997                                                                                           $6.99
        1998                                                                                           $4.83
        1999                                                                                           $9.71


     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                 $4.58-$7.00      $7.01-$10.00         $10.01-$13.00      $13.01-$17.25
                                                -------------    --------------       ---------------    ---------------
OUTSTANDING OPTIONS:
Number outstanding at December 31, 1999             1,767,617         1,595,315           2,543,000             943,000
Weighted-average remaining
  Contractual life (years)                               3.68              8.33                6.53                9.86
Weighted-average exercise price                 $        6.17     $        9.03       $       10.51       $       15.38
EXERCISABLE OPTIONS:
Number outstanding at December 31, 1999             1,483,450           604,312             433,333              20,000
Weighted-average exercise price                 $        6.25     $        9.00       $       10.37       $       14.00

                         TALK.COM INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (b)  AOL Warrants

     On January 5, 1999, after the repurchase from AOL of warrants to purchase 5,076,016 shares of Common Stock, warrants to purchase 2,721,984 shares of Common Stock were held by AOL and were outstanding and currently exercisable, with exercise prices from $14.00 to $22.25 and a weighted average exercise price of $17.03. AOL has the right, commencing on termination of the long distance exclusivity under the AOL marketing agreement up until January 5, 2003, to require the Company to repurchase all or any portion of these warrants at prices (the "Put Prices") ranging from $10.45 to $16.82 per warrant ($36,324,002 aggregate amount). In the event AOL requires repurchase of the warrants, the Company at its election may pay AOL in cash or in shares of Common Stock based on the then current market price for such stock. The Company may also elect to issue a 10% two-year note for a defined portion of the repurchase price if the repurchase price exceeds the then current valuation of the warrants being repurchased. The Company can require AOL to exercise its warrants at any time the market price of Common Stock equals or exceeds two times the then call amount for such warrants. The call amount of a warrant is the Put Price for the warrant increased at a semi-annually compounded rate of 5% on January 5, 1999
and  on  each  six  month  anniversary  thereafter.   The  Company  has  certain
reimbursement obligations in the event that it requires AOL to exercise its warrants.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following sets forth certain biographical information, present occupation and business experience for the past five years for each of the nominees for election as a director and the continuing Class I and Class III directors.

CLASS I: DIRECTORS WHOSE TERMS EXPIRE IN 2001

GABRIEL BATTISTA, AGE 55. Mr. Battista became a director and the Chairman of the Board, Chief Executive Officer and President of the Company on January 5, 1999. Prior to joining the Company, Mr. Battista served as Chief Executive Officer of Network Solutions Inc., an Internet domain name registration company. Prior to joining Network Solutions, Mr. Battista served from 1995 to 1996 as CEO and from 1991 to 1995 as President and Chief Operating Officer of Cable & Wireless, Inc., the nation's largest telecommunications provider exclusively serving businesses. His career also includes management positions at US Sprint, GTE Telenet and General Electric Information Services, Mr. Battista also serves as a director of Axent Technologies, Inc., Capitol College, Systems & Computer Technology Corporation (SCT) and Online Technologies Group, Inc. (OTG).

RONALD R. THOMA, AGE 62. Mr. Thoma currently serves as Executive Vice President of Crown Cork and Seal Company, Inc. where he has been employed since 1955. Mr. Thoma has served as a director of the Company since 1995.

CLASS II: DIRECTOR WHOSE TERM EXPIRES IN 2000

ARTHUR J. MARKS, AGE 55, has been a director of the Company since August 1999. He has been a General Partner of New Enterprise Associates, a venture capital firm, since 1984. Mr. Marks serves as a director of three publicly traded software companies, Object Design Inc., Epicor Software Corp. and Progress Software Corp., as well as a number of privately-held companies.

CLASS III: DIRECTOR WHOSE TERM EXPIRES IN 2002

MARK S. FOWLER, AGE 57, has been a director of the Company since September 1999. From 1981 to 1987 he was the Chairman of the Federal Communications Commission. From 1987 to 1994, Mr. Fowler was Senior Communications Counsel at Latham & Watkins, a law firm. From 1991 to 1994, he was the founder, Chairman and CEO of PowerFone Holdings Inc., a telecommunications company. In 1994, he founded and since then has served as Chairman of UniSite, a developer of antenna sites for use by multiple wireless operators. Mr. Fowler is also a founder and serves as Chairman of the Board of Directors of AssureSat, Inc., an operator of telecommunications satellites.

COMPENSATION OF DIRECTORS

The Company currently pays non-employee directors an annual retainer of $10,000. The Compensation Committee approved grants of options to purchase 30,000 shares of Common Stock under the 1998 Long Term Incentive Plan at the market value on the date of grant to Mr. Marks and Mr. Fowler, non-employee directors who were elected to fill vacancies on the Board in August and September of 1999, respectively. Non-employee directors are reimbursed for reasonable expenses incurred in connection with attendance at Board meetings or meetings of committees thereof.

EXECUTIVE OFFICERS

The required information is set forth at the end of Part I of this 10-K. In addition, the following sets forth certain biographical information for the two new officers.

KENNETH G. BARITZ. Mr. Baritz became President of the Company in April, 2000. Prior to joining the Company, he served as Chairman and Chief Executive Officer of Access One, a telecommunications service provider, from June, 1997 through April, 2000. Prior to joining Access One, Mr. Baritz was Chairman/Chief Executive Officer of AMNEX, Inc., a telecommunications company, from January 1994 to March 1997, and a director from October 1992 through March 1997.

KEVIN GRIFFO. Mr. Griffo became the Executive Vice President of the Company in April, 2000. Prior to joining the Company, he served as President and Chief Operating Officer of Access One, a telecommunications service provider, from January, 1998 through April, 2000. Prior to joining Access One, Mr. Griffo was employed by AMNEX, Inc., a telecommunications company, from January 1995 to December 1997, holding various positions including Chief Operating Officer and President of AMNEX's Telecommunications Division. Prior to joining AMNEX, he was a southeastern regional Vice President for LDDS WorldCom, a long-distance carrier, from August 1992 to December 1994.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and certain officers and persons who are the beneficial owners of more than 10 percent of the Common Stock are required to report their ownership of the Common Stock, options and certain related securities and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to report in this proxy statement any failure to file by such dates in 1999. The Company believes that all of the required filings have been made in a timely manner. In making this statement, the Company has relied on copies of the reporting forms received by it.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth information for the fiscal years ended December 31, 1999, 1998 and 1997 as to the compensation paid by the Company to the Chief Executive Officer for services rendered and the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG TERM
                                                          ANNUAL COMPENSATION                       COMPENSATION
                                                          -------------------                       ------------
                                                                                                     SECURITIES
                                                                                                     UNDERLYING
NAME AND                                                                                            OPTIONS/SARS
PRINCIPAL POSITION                          YEAR         SALARY (1)          BONUS (1)                 (2)(3)
------------------                          ----         ----------          ---------                 ------
GABRIEL BATTISTA, Chairman,
Chief Executive Officer
and President...............................1999          $1,500,000 (4)     $  750,000                    --
                                            1998                  --         $3,000,000 (5)         1,650,000
                                            1997                  --                 --                    --

MICHAEL FERZACCA,
Executive Vice President - Sales............1999          $  300,000         $  250,000                    --
                                            1998          $       --         $1,313,125 (6)           350,000
                                            1997          $       --         $       --                    --
ALOYSIUS T. LAWN, IV,
Executive Vice President - .................1999          $  233,269         $  150,000               210,000
General Counsel and Secretary               1998          $  150,000         $  120,336 (7)            50,000
                                            1997          $  150,000         $    5,929 (7)                --
EDWARD B. MEYERCORD, III,
Executive Vice President -
Chief Financial Officer
and Treasurer...............................1999          $  225,385         $  150,000               450,000
                                            1998          $  200,000         $  128,338 (7)                --
                                            1997          $  210,000         $  150,000                    --
GEORGE VINALL,
Executive Vice President -
Business Development........................1999          $  200,000         $  150,000                    --
                                            1998          $       --         $  175,000 (8)           240,000
                                            1997          $       --         $       --                    --

----------
(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table.

(2) As adjusted to reflect a three-for-two stock split in the form of a stock dividend effective as of March 15, 1996 and a two-for-one stock split in the form of a stock dividend effective as of January 31, 1997.

(3) Consists of options to purchase the Common Stock granted pursuant to the Plan. In 1998, Mr. Battista was granted options that vest over three years to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $10.4375 per share, and options that vested immediately upon execution of the employment agreement to purchase an additional 650,000 shares at an exercise price of $7.00 per share. In 1998, Mr. Ferzacca was granted options that vest over three years to purchase 350,000 shares of the Company's Common Stock at an exercise price of $8.5625 per share. In 1999, Mr. Lawn was granted options that vest over three years to purchase 210,000 shares of the Company's Common Stock at an exercise price of $9.88 per share, and in 1998, was granted options to purchase 50,000 shares at an exercise price of $5.75 per share. In 1999, Mr. Meyercord, III was granted options that vest over three years to purchase 450,000 shares of the Company's Common Stock at an exercise price of $15.94 per share. In 1998, Mr. Vinall was granted options that vest over three years to purchase 240,000 shares of the Company's Common Stock at an exercise price of $8.5625 per share.

(4) Mr. Battista's salary for 1999 included a prepayment of $1,000,000 representing a $500,000 salary for both the years 2000 and 2001.

(5) Mr. Battista received a cash sign-on bonus of $3,000,000, which was paid in December 1998.

(6) Mr. Ferzacca received a cash sign-on bonus of $200,000 and 130,000 shares of the Company's common stock with a fair market price per share on the date of grant of $8.5625 and an aggregate value of $1,113,125, which was paid and issued, respectively in December 1998.

(7) Bonus paid in shares of Common Stock and in-kind property valued in each case at the then current market value.

(8) Mr. Vinall received a cash sign-on bonus of $175,000, which was paid in December 1998.

STOCK OPTION GRANTS

     The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1999 to the Named Executives.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                     POTENTIAL REALIZABLE
                                                       PERCENT OF TOTAL                                  VALUE AT ASSUME
                                NUMBER OF SECURITIES     OPTIONS/SARS     EXERCISE                   ANNUAL RATES OF STOCK
                                     UNDERLYING           GRANTED TO      PRICE PER                        OPTION TERM (2)
                                     OPTIONS/SARS        EMPLOYEES IN       SHARE      EXPIRATION          ---------------
             NAME                      GRANTED (1)            1999        ($SHARES)       DATE           5%($)         10%($)
             ----                      -----------            ----        ---------       ----           -----         ------
Gabriel Battista..............             --                  --             --                --          --            --
Michael Ferzacca..............             --                  --             --                --          --            --
Aloysius T. Lawn, IV..........        210,000                 5.9           9.88             4/1/09 $1,304,831   $ 3,306,697
Edward B. Meyercord, III......        450,000                12.8          15.94           11/1/09  $4,511,061   $11,431,915
George Vinall.................             --                  --             --                --          --            --

----------
(1) All options to Named Executive Officers in 1999 were granted under the Plan.

(2) Disclosure of the 5% and 10% assumed annual compound rates of stock appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future common stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

     The following table sets forth further information concerning the 1999 year-end value of unexercised in-the-money options held by each of the Named Executives.



      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                     NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                         OPTIONS/SARS        IN-THE-MONEY OPTIONS/SARS AT
                                                                     AT FISCAL YEAR-END (#)     FISCAL YEAR-END($)(1)
                                                                     ----------------------     ---------------------
                                        SHARES
                                       ACQUIRED        VALUE             EXERCISABLE/                EXERCISABLE/
                NAME                  ON EXERCISE     REALIZED          UNEXERCISABLE               UNEXERCISABLE
                ----                  -----------     --------          -------------               -------------
Gabriel Battista....................         --            --         983,333/666,667      $9,424,998/$4,875,002
Michael Ferzacca....................         --            --         116,667/233,333      $1,071,878/$2,143,747
Aloysius T. Lawn, IV................         --            --          50,000/210,000        $600,000/$1,652,700
Edward B. Meyercord, III............    800,000    $5,793,800               0/450,000                $0/$814,500
George Vinall.......................         --            --          80,000/160,000        $735,000/$1,470,000

----------
(1) Calculated as the difference between the exercise/base price of the options/SARs and a year-end fair market value of the underlying securities equal to $17.75.

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

     In the event of certain transactions (including an acquisition of the Company's assets, a merger into another entity or a transaction that results in the Company's Common Stock no longer being required to be registered under the Securities and Exchange Act of 1934), Mr. Battista will receive an additional bonus of $1,000,000 if the price per share for the Company's Common Stock in such transaction was less than or equal to $20.00 per share, or $3,000,000 if the consideration is greater than $20.00 per share. In addition, upon a change in control of the Company, all of Mr. Battista's options immediately vest.



     Edward B. Meyercord, III entered into a five-year employment agreement with the Company effective as of September 5, 1996. Under the contract, Mr. Meyercord is entitled to a minimum annual base salary of $300,000 for each year.


     Michael Ferzacca entered into a three-year employment agreement with the Company effective as of December 28, 1998. Under the contract, Mr. Ferzacca is entitled to minimum annual base salary of $300,000 for each year. Mr. Ferzacca was granted an option to purchase 350,000 shares of the Common Stock of the Company at an exercise price of $8 9/16 per share.

     Aloysius T. Lawn entered into a two-year employment agreement with the Company effective as of December 1, 1998. Under the contract, Mr. Lawn is entitled to a minimum annual base salary of $250,000 for each year. Mr. Lawn was granted an option to purchase 50,000 shares of the Common Stock of the Company at an exercise price of $5.75 per share.

     George Vinall entered into a three-year employment agreement with the Company effective as of December 28, 1998. Under the contract, Mr. Vinall is entitled to a minimum annual base salary of $250,000 for each year. Mr. Vinall was granted an option to purchase 240,000 shares of the Common Stock of the Company at an exercise price of $8 9/16 per share.

     Each of the agreements for Messrs. Ferzacca, Lawn and Vinall provide for immediate vesting of options in event of a "change in control" (as defined in the agreements) and provide for severance benefits in the event employment is terminated by the Company without cause prior to the end of the term.

     Each of the above-described agreements require each of the executives to maintain the confidentiality of Company information and assign inventions to the Company. In addition, each of such executive officers has agreed that such person will not compete with the Company by engaging in any capacity in any business that is competitive with the business of the Company during the term of his respective agreement and thereafter for specified periods.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of April 26, 2000 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named below and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                                        NUMBER OF              PERCENT OF
                                                                         SHARES                  SHARES
                                                                      BENEFICIALLY            BENEFICIALLY
NAME OF BENEFICIAL OWNER OR IDENTITY OF GROUP                           OWNED(1)                  OWNED
                                                                        --------                  -----
Massachusetts Financial Services Company.................             7,309,000(2)                  11.1%
     500 Boylston Street
     Boston, Massachusetts 02116
America Online, Inc......................................             6,843,356(3)                   9.9%
     22000 AOL Way
     Dulles, Virginia 20166
FMR Corp.................................................             3,270,825(4)                   4.9%
     82 Devonshire Street
     Boston, Massachusetts 02109
Legg Mason, Inc..........................................             5,997,900(7)(9)                9.1%
     100 Light Street
     P.O. Box 1476
     Baltimore, MD 21203
Paul Rosenberg...........................................             5,759,985(5)                   8.7%
     650 N.E. 5th Avenue
     Boca Raton, Fl 33432
Geocapital, LLC..........................................             3,966,560(7)                   6.0%
     767 Fifth Avenue, 45th Floor
     New York , New York 10153
Gabriel Battista.........................................             1,003,334(8)                   1.5%
Edward B. Meyercord, III.................................               106,131                        *
Aloysius T. Lawn, IV.....................................               198,650(8)                     *
Michael Ferzacca.........................................                66,667(8)                     *
George Vinall............................................                80,000(8)                     *
Ronald R. Thoma..........................................                97,934(8)                     *
Arthur J. Marks..........................................                25,000(6)                     *
Mark S. Fowler...........................................                20,000                        *
All directors and executive officers as a group
(12 persons)..............................................             1,766,957                      2.5%

----------
*    Less than 1%

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

     (2) Massachusetts Financial Services Company ("MFS"), an investment adviser, filed an amendment to a Schedule 13G with the Commission on June 15, 1999 (the "MFS 13G"), in which it reported beneficial ownership of 7,309,000 shares, 6,471,100 of which are also beneficially owned by MFS Series Trust II-MFS Emerging Growth Fund, an investment company, and 837,900 of which are also owned by certain non-reporting entities as well as MFS. The foregoing information is derived from the MFS 13G.

     (3) The foregoing information is derived from the Schedule 13G filed by America Online, Inc. on January 15, 1999.

     (4) The foregoing information is derived from Schedule 13D filed by FMR Corp. on December 10, 1999.

     (5) The foregoing information is derived from the Schedule 13D filed by Paul Rosenberg, the Rosenberg Family Limited Partnership, PBR, Inc. and the New Millennium Charitable Foundation on January 12, 1999.

     (6) Excludes 69,241 shares of Common Stock held by Valhalla Capital Management, a general partnership of which Mr. Mark's spouse serves as general partner. Also excludes shares of Common Stock held in various client accounts managed by Mr. Mark's spouse. Mr. Marks disclaims beneficial ownership of such shares of Common Stock.

     (7) The foregoing information was provided to the Company.

     (8) Includes shares of Common Stock that could be acquired upon exercise of vested options.

     (9) Includes 5,500,000 shares of Common Stock beneficially owned by Legg Mason Special Investment Trust and 497,900 shares beneficially owned by Legg Mason Capital Management, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

       None.


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

10.38 Non-Qualified Stock Option Agreement by and between Vincent W. Talbert and the Company dated as of June 8, 1999 (incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1999).*

10.39 Employment Agreement by and between Janet C. Kirschner and the Company dated as of October 14, 1999.*++


10.40 Indemnification Agreement by and between Janet C. Kirschner and the Company dated as of October 14, 1999.++


10.41 Non-Qualified Stock Option Agreement by and between Janet C. Kirschner and the Company dated as of October 14, 1999.*++


11.1     Net Income Per Share Calculation.


21.1     Subsidiaries of the Company.++

23.1     Consent of BDO Seidman, LLP.++

27       Financial Data Schedule.++

---------
*    Management contract or compensatory plan or arrangement.
+ Confidential treatment previously has been granted for a portion of this exhibit.

++   Previously filed with this 10-K.

(b)  Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 28, 2000


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