Form 10-Q
period 2000-03-31
TALK COM
filed 2000-05-15
CIK 948545

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[  ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM TO _____

COMMISSION FILE NUMBER 0 - 26728

                                  TALK.COM INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                          23-2827736
(State of incorporation)                    (I.R.S. Employer Identification No.)


         12020 SUNRISE VALLEY DRIVE, SUITE 250, RESTON, VIRGINIA 20191
               (Address of principal executive offices) (Zip Code)


                                 (703) 391-7500
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X    No
                                   ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     65,819,573 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of May 2, 2000.

================================================================================

                         TALK.COM INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets - March 31, 2000 (unaudited)
        and December 31, 1999 .............................................................................    3

        Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 1999 (unaudited).....    4

        Consolidated Statement of Stockholders' Equity  - Three Months Ended March 31, 2000 (unaudited)....    5

        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (unaudited).....    6

        Notes to Consolidated Financial Statements (unaudited) ............................................    7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................................................   11


PART II  - OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8K ..................................................................   17

         (a)      Exhibits
         (b)      Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENT

                         TALK.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                       MARCH 31,    DECEMBER 31,
                                                                                         2000          1999
                                                                                     ------------   ----------
                                                                                      (UNAUDITED)
                                        ASSETS

Current assets:
   Cash and cash equivalents                                                           $  88,440    $  78,937
   Accounts receivable, trade, net of allowance for uncollectible accounts of $7,620
     and $5,011, respectively                                                             64,819       59,501
   Advances to partitions and notes receivable                                             2,798        3,600
   Prepaid expenses and other current assets                                               4,669        8,855
                                                                                       ---------    ---------
       Total current assets                                                              160,726      150,893
                                                                                       ---------    ---------

Property and equipment, net                                                               65,280       57,335
Intangibles, net                                                                           1,213        1,068
Other assets                                                                               4,817        5,712
                                                                                       ---------    ---------
       Total assets                                                                    $ 232,036    $ 215,008
                                                                                       =========    =========

                  LIABILITIES, CONTINGENCIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses:

      Trade and other                                                                  $  45,895    $  47,965
      Partitions                                                                           1,788        1,676
      Taxes and other                                                                      8,109       14,127
                                                                                       ---------    ---------
       Total current liabilities                                                          55,792       63,768
                                                                                       ---------    ---------

Convertible debt                                                                          84,950       84,985
Deferred revenue                                                                          19,150       21,000
                                                                                       ---------    ---------
       Total liabilities                                                                 159,892      169,753
                                                                                       ---------    ---------

Commitments and contingencies
Contingent redemption value of common stock                                               12,364        5,152

Stockholders' equity:
   Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares
     outstanding                                                                              --           --
   Common stock - $.01 par value, 300,000,000 shares authorized;
     66,972,960 shares issued                                                                670          670
   Additional paid-in capital                                                            201,209      208,453
   Accumulated deficit                                                                  (125,920)    (139,300)
   Treasury stock, at cost                                                               (16,179)     (29,720)
                                                                                       ---------    ---------
       Total stockholders' equity                                                         59,780       40,103
                                                                                       ---------    ---------
       Total liabilities, contingent redemption value of common stock
          and stockholders' equity                                                     $ 232,036    $ 215,008
                                                                                       =========    =========

          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                            FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                   ---------------------------------------
                                                                        2000                    1999
                                                                   ---------------         ---------------
Sales                                                                 $156,059                 $110,572

Cost of sales                                                           91,691                   73,843
                                                                   ---------------         ---------------

Gross profit                                                            64,368                   36,729
                                                                   ---------------         ---------------

Operating expenses (income):
    General and administrative expenses                                 12,178                    9,543
    Promotional, marketing and advertising expenses                     36,651                   14,598
    Depreciation and amortization                                        1,856                    1,451
    Significant other income                                                --                   (1,218)
                                                                   ---------------         ---------------
               Total operating expenses                                 50,685                   24,374
                                                                   ---------------         ---------------

Operating income                                                        13,683                   12,355

Interest income, net                                                       290                      657
Other expense, net                                                        (343)                    (678)
                                                                   ---------------         ---------------

Income before income taxes                                              13,630                   12,334

Provision for income taxes                                                 250                       --
                                                                   ---------------         ---------------

Income before extraordinary gain                                        13,380                   12,334

Extraordinary gain                                                          --                   18,997
                                                                   ---------------         ---------------

Net income                                                             $13,380                  $31,331
                                                                   ===============         ===============

----------------------------------------------------------------------------------------------------------

Basic earnings per share:

    Income before extraordinary gain                                   $  0.20                  $  0.21

    Extraordinary gain                                                      --                     0.32
                                                                   ---------------         ---------------

    Net income                                                         $  0.20                  $  0.53
                                                                   ===============         ===============

    Weighted average common shares outstanding                          65,302                   58,909
                                                                   ===============         ===============

Diluted earnings per share:

    Income before extraordinary gain                                   $  0.20                  $  0.20

    Extraordinary gain                                                      --                     0.30
                                                                   ---------------         ---------------

    Net income                                                         $  0.20                  $  0.50
                                                                   ===============         ===============

    Weighted  average  common  and  common   equivalent  shares
     outstanding                                                        68,401                   62,335
                                                                   ===============         ===============

          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     COMMON STOCK              ADDITIONAL                          TREASURY STOCK
                               --------------------------        PAID-IN         ACCUMULATED    ----------------------
                                SHARES         AMOUNT            CAPITAL           DEFICIT        SHARES      AMOUNT        TOTAL
                               ----------    ------------     -------------    ---------------- ---------    ----------    --------
Balance, January 1, 2000         66,973         $670           $208,453          $(139,300)       (2,120)     $(29,720)     $40,103
  Net income                         --           --                 --             13,380            --            --       13,380
  Exercise of common stock
     options                         --           --             (1,986)                --           312         4,367        2,381
  Proceeds from rights
     exercised                       --           --              1,939                 --           653         9,154       11,093
  Issuance of common stock
    for convertible debt             --           --                 15                 --             2            20           35
  Contingent redemption
     value of common stock           --           --             (7,212)                --            --            --       (7,212)
                               ----------    ------------     -------------    ---------------- ---------    ----------    --------
Balance, March 31, 2000          66,973         $670           $201,209          $(125,920)       (1,153)     $(16,179)     $59,780
                               ==========    ============     =============    ================ =========    ==========    =========

          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                    --------------------------------
                                                                                        2000              1999
                                                                                    -------------    ---------------
Cash flows from operating activities:
   Net income                                                                         $13,380            $31,331
   Adjustment to reconcile net income to net cash provided by (used in)
     operating activities:
          Provision for bad debts                                                       2,616                (79)
          Depreciation and amortization                                                 1,856              1,451
          Deferred revenue                                                             (1,850)            (1,850)
          Extraordinary gain                                                               --            (18,997)
     Changes in assets and liabilities, net:
       (Increase) decrease in:
          Accounts receivable, trade                                                   (7,927)             3,564
          Advances to partitions and notes receivable                                     802                720
          Prepaid expenses and other current assets                                     4,186              1,707
          Other assets                                                                    895                536
     Increase (decrease) in:
          Accounts payables and accrued expenses                                       (7,983)           (25,893)
          Other liabilities                                                                --             (1,850)
                                                                                    -------------    ---------------
                    Net cash provided by (used in) operating activities                 5,975             (9,360)
                                                                                    -------------    ---------------

Cash flows from investing activities:

   Capital expenditures                                                                (9,781)            (2,263)
   Acquisition of intangibles                                                            (165)                --
   Sale of securities, net                                                                 --             89,649
                                                                                    -------------    ---------------
                    Net cash provided by (used in) investing activities                (9,946)            87,386
                                                                                    -------------    ---------------

Cash flows from financing activities:

   Repayment of margin account indebtedness                                                --            (49,621)
   Acquisition of convertible debt                                                         --            (65,423)
   Proceeds from exercise of options and warrants                                       2,381             10,019
   AOL investment                                                                          --             55,000
   Proceeds from rights exercised                                                      11,093                 --
                                                                                    -------------    ---------------
                    Net cash provided by (used in) financing activities                13,474            (50,025)
                                                                                    -------------    ---------------

Net increase in cash and cash equivalents                                               9,503             28,001
Cash and cash equivalents, beginning of period                                         78,937              3,063
                                                                                    -------------    ---------------
Cash and cash equivalents, end of period                                            $  88,440          $  31,064
                                                                                    =============    ===============

          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIC PRESENTATION:

     The consolidated financial statements include the accounts of Talk.com Inc. and its wholly-owned subsidiaries, (the "Company") and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

     The consolidated financial statements and related notes thereto as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1999 was derived from the audited financial statements included in the Company's Form 10-K, as amended. These interim financial statements should be read in conjunction with the Form 10-K report, as amended. The interim results are not necessarily indicative of the results for any future periods.

2.   AOL AGREEMENTS:

     Since 1997, the Company has negotiated a number of agreements and amendments to its agreements with America Online Inc. ("AOL") for the marketing and sale of telecommunications services to AOL subscribers. A substantial amendment to the AOL agreement in January 1999 provided for: quarterly payments by the Company to AOL during the long distance exclusivity period of the agreement, with fixed quarterly payments ranging from $10.0 to $15.0 million ($19.0 million after July 1, 2000 if AOL elects to provide certain additional marketing and promotions to the Company) until June 30, 2001 and quarterly payments thereafter at a fixed 5% of the Company's long distance revenues from AOL subscribers in the quarter under the agreement; quarterly payments by the Company to AOL, after termination of the long distance exclusivity period and so long as AOL continues to provide certain levels of marketing and promotions to the Company under the agreement, at an annual declining fixed percentage of the Company's long distance revenues from AOL subscribers under the agreement, starting at 5% and declining by one percentage point each year to 1%; the elimination of the Company's obligation to make bounty and current profit-sharing payments to AOL; alteration of the terms of the online and offline marketing arrangements between the Company and AOL; extension of the term of the AOL agreement, including the exclusivity period, until June 30, 2003, although AOL has the right, in each year beginning in 2000, to elect, on or before May 1 of such year, to end the Company's long distance exclusivity period as of June 30 of such year; elimination of AOL's rights to receive further warrants to purchase Common Stock based upon customers gained from the AOL subscriber base; AOL's contribution of up to $4.0 million (up to $6.0 million if the Company pays $19.0 million as noted above) per quarter for offline marketing; and establishment of the framework for the Company to offer additional services and products to AOL subscribers. AOL did not elect to exercise its right to terminate the long distance exclusivity as of June 30, 2000 and, accordingly, the exclusivity period for long distance will continue through at least June 30, 2001. AOL did provide the Company notice that its exclusivity as to wireless services would terminate on July 1, 2000, although the Company's right to offer wireless services will continue on a non-exclusive basis.

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of Common Stock of the Company for $55.0 million in cash and the surrender of rights to purchase
5,076,016 shares of Common Stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of Common Stock. See Note 4 for a discussion of certain reimbursement obligations of the Company in favor of AOL.

3.   RELATED PARTY TRANSACTIONS:

     On January 5, 1999, Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer, resigned as a director and officer of the Company. The Company entered into various agreements and engaged in various transactions with Mr. Borislow and certain entities in which he or his family had an interest.

                         TALK.COM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     In connection with Mr. Borislow's resignations, the Company paid $1.0 million to Mr. Borislow, assigned certain automobiles to him, and continued certain of his health and medical benefits and director and officer insurance. The Company also agreed that, so long as Mr. Borislow owned beneficially at least two percent (2%) of the Common Stock (on a fully diluted basis), Mr. Borislow and trusts for the benefit of his children would be entitled to: registration rights with respect to their shares of Common Stock, the right to require the Company to use a portion of proceeds from any public or private sale of debt securities, excluding borrowings from a commercial bank or other financial institution, by the Company to repurchase debt securities of the Company owned by Mr. Borislow or the trusts for the benefit of his children, and the right to require the Company to use the proceeds from the exercise of stock options by other employees or rights, to repurchase Common Stock owned by Mr. Borislow or the trusts for the benefit of his children. The Company also agreed that, so long as Mr. Borislow had such beneficial ownership, the Company would not, without the prior written consent of Mr. Borislow and subject to certain exceptions: (a) engage in certain significant corporate transactions, including the sale or encumbrance of substantially all of its assets, mergers and consolidations and certain material acquisitions, or, (b) for a period of 18 months from the agreement date, offer or sell any of its Common Stock unless and until Mr. Borislow and the trusts have sold or otherwise disposed of all of the shares of Common Stock held by him on the agreement date. In turn, Mr. Borislow terminated his employment with the Company and agreed not to compete with the Company for at least one year. Mr. Borislow also agreed to guarantee up to $20.0 million of the Company's obligations in connection with the AOL investment noted above. As of March 31, 2000, Mr. Borislow and the two trusts for the benefit of Mr. Borislow's children, which have the ability to distribute Common Stock to Mr. Borislow, held less than an aggregate of 2% of the outstanding Common Stock. Accordingly, the Company believes that the restrictions described above no longer apply to the Company

     During 1999, the Company (a) purchased from Mr. Borislow and two trusts for the benefit of Mr. Borislow's children, $85.9 million aggregate principal amount of the Company's Convertible Notes for $72.3 million in cash; (b) exchanged the remaining $53.7 million principal amount of subordinated notes of Communication TeleSystems International d/b/a WorldxChange Communications, which were included in other assets at December 31, 1998, to a trust for the benefit of Mr.
Borislow's children for $62.5 million aggregate principal amount of the Company's Convertible Notes and (c) purchased $9.0 million aggregate principal amount of the Company's Convertible Notes for $6.9 million in Common Stock. Also during 1999, pursuant to the agreements with Mr. Borislow as described above, the Company purchased from Mr. Borislow approximately 639,000 shares of Common Stock for approximately $7.7 million with proceeds from the exercise of stock options by other employees.

     On January 6, 2000, the Company repurchased from Mr. Borislow real property previously sold to Mr. Borislow constituting the Company's facilities in New Hope, Pennsylvania for $2.5 million.

4.   STOCKHOLDERS' EQUITY:

CONTINGENT REDEMPTION VALUE OF COMMON STOCK

     Under the terms of the Investment Agreement with AOL (see Note 2 above), the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the shares of Common Stock held by AOL during the period from June 1, 1999 through September 30, 2000. The Company has the first right to purchase any of the shares of Common Stock held by AOL at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale.

                         TALK.COM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of Common Stock as of March 31, 2000, the reimbursement amount would be approximately $12.4 million. At March 31, 2000, the Company recorded $12.4 million for the contingent redemption value of this Common Stock with a corresponding reduction in additional paid-in capital. AOL also has the right on termination of long distance exclusivity under the AOL marketing agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of Common Stock of the Company held by AOL for an aggregate price of $36.3 million, which repurchase price can be paid in Common Stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). AOL did not elect to terminate the long distance exclusivity as of June 30, 2000, but can so elect as of June 30, 2001 and 2002. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35.0 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50.0 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. Mr. Borislow has agreed to guarantee up to $20.0 million of the Company's reimbursement obligations under the Investment Agreement with AOL.

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

5.   LEGAL PROCEEDINGS:

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

                         TALK.COM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

6.   PENDING ACQUISITION:

     On March 24, 2000, the Company, a wholly owned subsidiary of the Company ("Merger Sub"), and Access One Communications Corp., a New Jersey corporation ("Access One"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), which provides, among other things, for the merger (the "Merger") of Merger Sub with and into Access One. Access One is a private, local telecommunications service provider to nine states in the southeastern United
States. Under the terms of the Merger Agreement, upon consummation of the Merger, Access One will become a wholly owned subsidiary of the Company and Access One stockholders will receive 0.571428 shares of the Company's common stock in exchange for each share of Access One common stock held by such stockholders at the effective time of the Merger. It is expected that, as a result of the Merger, shareholders of Access One will receive an aggregate of approximately 14.3 million shares of the Company's common stock. The transaction has been approved by the Boards of Directors of both the Company and Access One, but is contingent upon, among other things, approvals of both the Company's and Access One's stockholders, certain regulatory approvals (including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain telecommunications regulatory approvals) and other customary conditions. Under a Voting Agreement entered into on March 24, 2000, the holders of approximately 67.8% of Access One's outstanding common stock have agreed to vote in favor of the Merger. In connection with the Merger, Access One has also entered into a five-year agreement to provide certain telecommunications services to the Company and its subsidiaries. Access One has the right to terminate that agreement if the merger with Talk.com is not consummated. It is also anticipated that, upon consummation of the Merger, $17.0 million of Access One indebtedness must be repaid.

                         TALK.COM INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

         Talk.com Inc. through its subsidiaries, provides telecommunications services to residential and business customers throughout the United States, primarily to residential consumers through its e-commerce platform. The e-commerce platform is built around the Company's advanced online and web-enabled customer care, billing and information systems. Talk.com Inc. and its subsidiaries are sometimes together referred to as the "Company" and as "Talk.com".

         The Company's telecommunications service offerings include long distance outbound service, inbound toll-free service and dedicated private line services for data. The Company announced late last year that, given the new regulatory opportunities that have developed, it planned to expand its product mix by also offering local service bundled with long distance service. On March 27, 2000, the Company announced that it had entered into an agreement to acquire Access One Communications Corp. in a statutory merger for approximately 14.3 million shares of Company common stock. Access One is a private, Florida-based, local telecommunications service provider to nine states in the southeastern United States. The Access One acquisition is subject to approval by the Company's and Access One's stockholders and to certain regulatory approvals. In connection with the acquisition agreement, the Company entered into an agreement under which Access One agreed to provide certain telecommunications services, including local services, to the Company. Using this agreement, the Company recently has begun offering local telecommunication service in Florida, Georgia, North Carolina and New York. The Company also intends to offer a bundle of long distance and local service to small business and select residential customers in the nine southeastern states serviced by Access One, through the Company's marketing partnerships and new direct channels.

         The Company believes that it has an opportunity to capture additional market share and accelerate future growth through its offerings of local and bundled local and long distance telecommunications services. In connection with its rollout of local services, the Company anticipates that its marketing and promotional expenditures will continue to increase on an absolute basis and as a percentage of revenue during the remainder of the year. With the extension of the Company's long distance exclusivity period with AOL until at least June 2001, the Company also will continue to expend significant marketing dollars with AOL. Accordingly, the Company believes that the projected increase in marketing and advertising expenditures is expected to significantly reduce the Company's earnings in 2000.

                         TALK.COM INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

The following table set forth for the periods indicated certain financial data as a percentage of sales:

                                                                 FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ---------------------------
                                                                      2000         1999
                                                                    --------     --------
Sales                                                                  100.0%       100.0%
Cost of sales                                                           58.8         66.8
                                                                    --------     --------
Gross profit                                                            41.2         33.2
                                                                    --------     --------
Operating expenses (income):
    General and administrative expenses                                  7.8          8.6
    Promotional, marketing and advertising expenses                     23.5         13.2
    Depreciation and amortization                                        1.2          1.3
    Significant other income                                              --         (1.1)
                                                                    --------     --------
                  Total operating expenses                              32.5         22.0
                                                                    --------     --------
Operating income                                                         8.7         11.2
Interest income, net                                                      .2           .6
Other expense, net                                                       (.2)         (.6)
                                                                    --------     --------
Income before income taxes                                               8.7         11.2
Provision for income taxes                                                .1           --
                                                                    --------     --------
Income before extraordinary gain                                         8.6         11.2
Extraordinary gain                                                        --         17.1
                                                                    --------     --------
Net income                                                               8.6%        28.3%
                                                                    ========     ========

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

         Sales

         Sales increased by 41.1% to $156.1 million for the quarter ended March 31, 2000 from $110.6 million for the quarter ended March 31, 1999. This increase was primarily a result of an increase in the number of online customers and increased revenue per online customer. The increase in online sales was partially offset by a decrease in the Company's other sales, including, partition and dial-around sales, as the Company has continued to focus primarily on developing its online sales and customer base. The addition of new marketing partners has contributed to the growth in the online business. While the Company believes it offers competitively priced services, sales could be adversely affected by the intense competition in this industry. In addition, the Company's ability to provision customers, which is adversely affected by PIC freezes implemented by the local telephone companies, directly affects sales.

         Beginning in the second quarter of 2000, there has been a significant reduction in the principal marketing opportunity provided to the Company by AOL, which has resulted in a decline in gross additions of new online customers. The Company expects that this decline will be reflected in a decline in online sales in the second quarter. In addition, the Company instituted new collection procedures in the first quarter of 2000, which the Company believes contributed to customer terminations during the introduction period at a rate greater than the Company's historical churn experience. With a reduction in the online sales from the interruption of its primary AOL marketing channel, the increased churn and the continued decline in other sales (including international wholesale), the Company expects a reduction in total sales for the second quarter. In addition to the matters discussed above, there can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

                         TALK.COM INC. AND SUBSIDIARIES


         A significant percentage of the Company's revenues in the quarters ended March 31, 2000 and 1999 were derived from long distance telecommunications services provided to customers who were obtained under the AOL agreement and a significant decline in its AOL subscribers that is not offset by growth in non-AOL subscribers could have a significant effect on the Company's results of operations and cash flow. While the Company's rights to market long distance exclusively under the AOL agreement do not expire until June 30, 2003, AOL has the right in each year beginning in 2000, to elect, on or before May 1 of such year, to permit others to market long distance telecommunications services after June 30 of such year to AOL's subscribers. Notwithstanding any such AOL election, the Company's rights to continue to market its services to AOL subscribers on a non-exclusive basis, but with significant marketing rights, would continue until June 30, 2003. AOL did not exercise its right as to 2000 and, accordingly, the exclusivity period for long distance will continue through at least June 2001 and the Company will be obliged to make fixed quarterly payments during the year ending June 30, 2001 of at least $15.0 million to AOL. AOL did elect to terminate the Company's exclusive right to offer wireless services to AOL subscribers, but the Company's right to offer wireless services will continue on a non-exclusive basis. The Company plans to continue to aggressively market its services to AOL subscribers, and also plans, as discussed above, to increase its efforts to expand its non-AOL base of online customers.

         Cost of Sales

         Cost of sales increased by 24.2% to $91.7 million in the quarter ended March 31, 2000 from $73.8 million in the quarter ended March 31, 1999. This increase was due to the overall increase in sales this quarter as compared to the same quarter last year. As a percentage of sales, cost of sales has decreased to 58.8% as compared to 66.8% for the same quarter last year. The decrease was primarily due to lower network usage costs for services on the Company's OBN network on a per minute basis and lower partition costs due to the decrease in other sales, as noted above. Cost of sales as a percentage of sales increased in the first quarter versus the fourth quarter of 1999.

         Gross Profit

         Gross profit increased to 41.2% of sales in the quarter ended March 31, 2000 from 33.2% in the quarter ended March 31, 1999. The increase in the gross profit percentage was primarily due to lower network usage costs for OBN services on a per minute basis and lower partition costs due to the decrease in other sales, as noted above. However, there can be no assurance that the Company will continue to increase gross profits on a quarter-to-quarter or year-to-year basis due to higher network costs, increased bad debt expense, and reduced profits on other sales, as well as the intensification of price competition for the Company's products, which will put downward pressure on gross profits. Gross profit percentage declined in the first quarter versus the fourth quarter of 1999. The Company expects further declines in gross profit percentage in connection with the initial rollout of local services and the reduced profitability of its other sales.

         General and Administrative Expenses

         General and administrative expenses increased by 27.6% to $12.2 million in the quarter ended March 31, 2000 from $9.5 million in the quarter ended March 31, 1999, but decreased as a percentage of sales. The increase was due primarily to increased costs associated with hiring additional personnel to support the Company's continuing growth, offset in part by the elimination of general and administrative expenses of TSFL Holdings, Inc. (as discussed below) and decreased costs for professional services.

         Promotional, Marketing, and Advertising Expenses

         During the quarter ended March 31, 2000, the Company incurred $36.7 million in promotional, marketing and advertising expenses as compared to $14.6 million in the quarter ended March 31, 1999. This represents an increase of 151.1% over the same period last year, and relates to the Company's continued effort to expand its online customer base as well as higher promotional expenses and an increase in the fixed payment to AOL. The Company expects that these expenses will continue to increase as the Company implements its plans noted above to aggressively pursue new, local subscribers and line growth, particularly non-AOL customers. In addition, the fixed payment to AOL for the twelve-month period ending June 30, 2001 will increase by $3.0 million per quarter to $15.0 million as of July 1, 2000.

                         TALK.COM INC. AND SUBSIDIARIES


         Depreciation and Amortization

         Depreciation and amortization for the quarter ended March 31, 2000 was $1.9 million, an increase of 27.9% compared to $1.5 million for the same period in 1999. This increase is related to the continued purchase of property and equipment to support the Company's ongoing growth.

         Significant Other Income

         During the quarter ended March 31, 1999, the Company sold a division of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $1.2 million.

         Interest Income, net

         Net interest income was $290,000 for the quarter ended March 31, 2000 as compared to $657,000 for the quarter ended March 31, 1999. This represents a 55.9% decrease from the first quarter of last year. Interest income consists primarily of interest income earned on cash and cash equivalents offset by interest expense related to the Company's convertible debt.

         Other Expense, net

         Net other expense was $343,000 for the quarter ended March 31, 2000 as compared to $678,000 for the quarter ended March 31, 1999. This represents a 49.4% decrease compared to the first quarter of last year.

         Provision for Income Taxes

         The Company recorded a $250,000 provision for income taxes in the quarter ended March 31, 2000 related to the expected payment of federal income taxes on alternative minimum taxable income this fiscal year. Although the Company had net operating loss carryforwards sufficient to offset expected taxable income for 2000, the loss carryforwards can only reduce up to 90% of alternative minimum taxable income.

         Extraordinary Gain

         During the quarter ended March 31, 1999 the Company recorded an extraordinary gain of $19.0 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had $88.4 million of cash and cash equivalents and $64.9 million in net trade accounts receivable. The Company's working capital was $109.4 million at March 31, 2000 and $87.1 million at December 31, 1999. This increase in working capital is primarily a result of cash generated from the Company's operations and the receipt of $11.1 million in connection with the exercise of outstanding Common Stock rights prior to their expiration in February 2000, offset in part by $9.8 million in capital expenditures for the purchase of property and equipment.

     Net cash provided by operating activities was $6.0 million for the quarter ended March 31, 2000. Net cash used in operating activities was $9.4 million for the quarter ended March 31, 1999. For the quarter ended March 31, 2000 the major contributors to the net cash provided by operating activities were net income of $13.4 million, a decrease in all other assets of $5.9 million and adjustments to net income for non-cash items of $2.6 million. This was offset by increases in both net trade accounts receivable of $7.9 million and accounts payable and accrued expenses of $8.2 million. For the quarter ended March 31, 1999 net cash used in operating activities was mainly generated by a reduction in accounts payable and accrued expenses of $25.9 million and an adjustment for the extraordinary gain of $19.0 million recorded from the acquisition of the Company's convertible debt offset by net income of $31.3 million and decreases in several other assets of $6.5 million.

                         TALK.COM INC. AND SUBSIDIARIES


     Net cash used in investing activities related primarily to the purchase of property and equipment during the quarter ended March 31, 2000. For the quarter ended March 31, 1999 the net cash provided by investing activities was mainly from the sale of marketable securities of $89.6 million.

     The net cash provided by financing activities for the quarter ended March 31, 2000 was received from the exercise of stock options and Common Stock rights for $13.5 million. For the quarter ended March 31, 1999 the net cash used in financing activities totaled $50.0 million. On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring 4,121,372 shares of Common Stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of Common Stock pursuant to various warrants held by AOL. Additional financing activities generated $10.0 million from the exercise of stock options. These activities in 1999 were offset by the acquisition of convertible debt of $65.4 million and the repayment of margin account indebtedness of $49.6 million.

         Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of Common Stock as of May 8, 2000, the reimbursement amount would be approximately $40.7 million. AOL also has the right, on termination of the Company's long distance exclusivity under its marketing agreement with AOL to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares of Common Stock for $36.3 million, which repurchase price can be paid in Common Stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35.0 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50.0 million, to secure its obligations under the Investment Agreement with AOL. Mr. Daniel Borislow, former Chairman of the Board and Chief Executive Officer of the Company, has agreed to guarantee up to $20.0 million of the Company's reimbursement obligations under the Investment Agreement with AOL.

     The Company has previously announced the commitment, subject to the satisfaction of certain conditions, including execution of definitive agreements, obtaining regulatory approvals and completion of satisfactory due diligence, of investment affiliates of Soros Private Equity Partners to invest $80.0 million in the Company in exchange for 80,000 shares of seven percent convertible preferred stock of the Company and warrants to acquire 200,000 shares of the Company common stock. These conditions have not yet been satisfied and there can be no assurance that such investment will be completed or completed in accordance with the original commitment terms.

     Except with respect to receivables from international wholesale sales, which are conducted with a small number of international wholesale purchasers, the Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

     The Company does not, and has not historically, required significant amounts of working capital for its day-to-day operations. The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash requirements, including the increased marketing and promotional expenditures discussed above, for at least the next twelve months. The Company

                         TALK.COM INC. AND SUBSIDIARIES


also believes that, assuming the current market price of its common stock, its existing cash and its cash flow from operations will be sufficient to fund any reimbursement amount in the event that AOL elects to sell its shares of the Company's common stock at a price below $19 per share and that, alternatively, it has the ability to obtain the necessary financing to fund its obligations under the AOL Investment Agreement. Should the Company seek to raise additional capital, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed in the foregoing Management's Discussion and Analysis, important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AOL, increased price competition for long distance services, failure of the marketing of long distance services under its agreement with its various marketing partners, attrition in the number of end users, a failure of the Company's new local services and bundled local and long distance services initiative and changes in government policy, regulation and enforcement. The Company undertakes no obligation to update its forward-looking statements.

                         TALK.COM INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  11       Computation of Net Income Per Share

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed no Current Reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TALK.COM INC.

Date:    May 15, 2000                   By: /s/ Gabriel Battista
                                           ---------------------
                                           Gabriel Battista
                                           Chief Executive Officer


Date:    May 15, 2000                   By: /s/ Edward B. Meyercord, III
                                           -----------------------------
                                           Edward B. Meyercord, III
                                           Chief Financial Officer


Date:    May 15, 2000                   By: /s/ Janet C. Kirschner
                                           -----------------------
                                           Janet C. Kirschner
                                           Controller