Form 10-Q
period 2000-06-30
TALK COM
filed 2000-08-14
CIK 948545

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM_____ TO _____

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

     78,445,181 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of August 11, 2000.

================================================================================

                         TALK.COM INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE

PART I - FINANCIAL INFORMATION:

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets - June 30, 2000 (unaudited)
         and December 31, 1999...............................................................                            3

        Consolidated Statements of Operations - Three and Six Months Ended June 30, 2000 and
        1999 (unaudited).....................................................................                            4

        Consolidated Statement of Stockholders' Equity  - Six Months Ended June 30, 2000
        (unaudited)..........................................................................                            5

        Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999
        (unaudited)..........................................................................                            6

        Notes to Consolidated Financial Statements (unaudited)...............................                            7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................................                           10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................                           18

PART II  - OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8K......................................................                           19

        (a)  Exhibits
        (b)  Reports on Form 8-K


                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS:

                         TALK.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                                 JUNE 30,            DECEMBER 31,
                                                                                                   2000                  1999
                                                                                                -----------           -----------
                                                                                                (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                                     $  89,084              $  78,937
   Accounts receivable, trade, net of allowance for uncollectible accounts of $11,113
     and $5,011, respectively                                                                       57,976                 59,501
   Advances to partitions and notes receivable                                                       3,576                  3,600
   Prepaid expenses and other current assets                                                         2,103                  8,855
                                                                                                 ---------              ---------
       Total current assets                                                                        152,739                150,893
                                                                                                 ---------              ---------

Property and equipment, net                                                                         69,942                 57,335
Intangibles, net                                                                                     1,534                  1,068
Other assets                                                                                         6,667                  5,712
                                                                                                 ---------              ---------
       Total assets                                                                              $ 230,882              $ 215,008
                                                                                                 =========              =========

                  LIABILITIES, CONTINGENCIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses:
      Trade and other                                                                            $  46,001              $  47,965
      Partitions                                                                                     2,621                  1,676
      Taxes and other                                                                                8,479                 14,127
                                                                                                 ---------              ---------
       Total current liabilities                                                                    57,101                 63,768
                                                                                                 ---------              ---------

Convertible debt                                                                                    84,950                 84,985
Deferred revenue                                                                                    17,549                 21,000
                                                                                                 ---------              ---------
       Total liabilities                                                                           159,600                169,753
                                                                                                 ---------              ---------

Commitments and contingencies
Contingent redemption value of common stock                                                         51,668                  5,152
                                                                                                 ---------              ---------
Stockholders' equity:
   Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares issued and                  --                     --
     outstanding
   Common stock - $.01 par value, 300,000,000 shares authorized; 66,972,960 shares
     issued and outstanding                                                                            670                    670
   Additional paid-in capital                                                                      161,864                208,453
   Accumulated deficit                                                                            (126,811)              (139,300)
   Treasury stock, at cost                                                                         (16,109)               (29,720)
                                                                                                 ---------              ---------

       Total stockholders' equity                                                                   19,614                 40,103
                                                                                                 ---------              ---------
       Total liabilities, contingencies and stockholders' equity                                 $ 230,882              $ 215,008
                                                                                                 =========              =========



          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                      ENDED JUNE 30,
                                                     ---------------------------         ---------------------------
                                                        2000              1999              2000              1999
                                                     ---------         ---------         ---------         ---------
Sales                                                $ 135,758         $ 117,139         $ 291,817         $ 227,711

Cost of sales                                           88,511            72,557           180,202           146,400
                                                     ---------         ---------         ---------         ---------

Gross profit                                            47,247            44,582           111,615            81,311
                                                     ---------         ---------         ---------         ---------
Operating expenses (income):
    General and administrative expenses                 13,688             8,449            25,866            17,992
    Promotional,  marketing  and  advertising
      expenses                                          32,512            21,193            69,163            35,791
    Depreciation and amortization                        1,986             1,461             3,842             2,912
    Significant other income                                --            (1,500)               --            (2,718)
                                                     ---------         ---------         ---------         ---------
               Total operating expenses                 48,186            29,603            98,871            53,977
                                                     ---------         ---------         ---------         ---------

Operating income (loss)                                   (939)           14,979            12,744            27,334

Interest income (expense), net                             360              (625)              651                32
Other expense, net                                        (312)             (316)             (656)             (994)
                                                     ---------         ---------         ---------         ---------

Income (loss) before income taxes                         (891)           14,038            12,739            26,372
                                                     ---------         ---------         ---------         ---------

Provision for income taxes                                  --                --               250                --
                                                     ---------         ---------         ---------         ---------

Income (loss) before extraordinary gain                   (891)           14,038            12,489            26,372

Extraordinary gain                                          --                --                --            18,997
                                                     ---------         ---------         ---------         ---------

Net income (loss)                                    $    (891)        $  14,038         $  12,489         $  45,369
                                                     =========         =========         =========         =========

--------------------------------------------------------------------------------------------------------------------

Basic earnings per share:

   Income (loss) before extraordinary gain           $   (0.01)        $    0.23         $    0.19         $    0.44

   Extraordinary gain                                       --                --                --              0.32
                                                     ---------         ---------         ---------         ---------

   Net income (loss)                                 $   (0.01)        $    0.23         $    0.19         $    0.76
                                                     ---------         ---------         ---------         ---------

   Weighted average common shares outstanding           65,822            60,422            65,563            59,670
                                                     =========         =========         =========         =========
Diluted earnings per share:

  Income (loss) before extraordinary gain            $   (0.01)        $    0.22         $    0.19         $    0.42

  Extraordinary gain                                        --                --                --              0.30
                                                     ---------         ---------         ---------         ---------

  Net income (loss)                                  $   (0.01)        $    0.22         $    0.19         $    0.72
                                                     ---------         ---------         ---------         ---------

  Weighted average common and common
     equivalent shares outstanding                      65,822            63,360            67,334            62,894
                                                     =========         =========         =========         =========


          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                   COMMON STOCK          ADDITIONAL                              TREASURY STOCK
                                -------------------        PAID-IN        ACCUMULATED        -----------------------
                                SHARES       AMOUNT        CAPITAL          DEFICIT          SHARES           AMOUNT         TOTAL
                                ------       ------      ----------       -----------        ------           ------         -----

Balance, January 1, 2000        66,973        $670        $208,453         $(139,300)        (2,120)         $(29,720)      $40,103
  Net income                       --           --           --               12,489             --                --        12,489
  Exercise of common
    stock options                  --           --          (2,028)               --            316             4,437         2,410
  Proceeds from rights
    exercised                      --           --           1,940                --            653             9,154        11,093
  Issuance of common
   stock  for convertible
   debt                            --           --              15                --              2                20            35
  Contingent redemption
   value of common
   stock                           --           --         (46,516)               --             --                --       (46,516)
                               ------         ----        --------         ---------         ------          --------       -------
Balance, June 30, 2000         66,973         $670        $161,864         $(126,811)        (1,149)         $(16,109)      $19,614
                               ======         ====        ========         =========         ======          --------       -------



          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                        2000                1999
                                                                                      --------            --------

Cash flows from operating activities:
   Net income                                                                         $ 12,489            $ 45,369
   Adjustment to reconcile net income to net cash provided by (used in)
     operating activities:
            Provision for bad debts                                                      6,204                (232)
            Depreciation and amortization                                                3,842               2,912
            Deferred revenue                                                            (3,451)             (3,700)
            Extraordinary gain
                                                                                            --             (18,997)
     Changes in assets and liabilities, net:
       (Increase) decrease in:
           Accounts receivable, trade                                                   (4,501)                898
           Advances to partitions and notes receivable                                      24               1,582
           Prepaid expenses and other current assets                                     6,752                 112
           Other assets                                                                   (955)              1,676
      Increase (decrease) in:
          Accounts payables and accrued expenses                                        (6,769)            (30,497)
          Other liabilities                                                                 --              (1,850)
                                                                                      --------            --------
                    Net cash provided by (used in) operating activities                 13,635              (2,727)
                                                                                      --------            --------

Cash flows from investing activities:
   Capital expenditures                                                                (16,476)             (2,846)
   Acquisition of intangibles                                                             (515)                 --
   Sale of securities, net                                                                  --              89,649
                                                                                      --------            --------
                    Net cash provided by (used in) investing activities                (16,991)             86,803
                                                                                      --------            --------

Cash flows from financing activities:
   Repayment of margin account indebtedness                                                 --             (49,621)
   Acquisition of convertible debt                                                          --             (65,423)
   Proceeds from exercise of options and warrants                                        2,410              17,705
   Proceeds from exercise of rights                                                     11,093                  --
   AOL investment                                                                           --              55,000
    Acquisition of treasury stock                                                           --              (7,686)
                                                                                      --------            --------
                    Net cash provided by (used in) financing activities                 13,503             (50,025)
                                                                                      --------            --------

Net increase in cash and cash equivalents                                               10,147              34,051
Cash and cash equivalents, beginning of period                                          78,937               3,063
                                                                                      --------            --------
Cash and cash equivalents, end of period                                              $ 89,084            $ 37,114
                                                                                      ========            ========



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

     The consolidated financial statements and related notes thereto as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1999 was derived from the audited financial statements included in the Company's Form 10-K, as amended. These interim financial statements should be read in conjunction with the Form 10-K report, as amended. The interim results are not necessarily indicative of the results for any future periods.

2. AOL AGREEMENTS:

     Since 1997, the Company has negotiated a number of agreements and amendments to its agreements with America Online Inc. ("AOL") for the marketing and sale of telecommunications services to AOL subscribers. A substantial amendment to the AOL agreement in January 1999 provided for: quarterly payments by the Company to AOL during the long distance exclusivity period of the agreement, with fixed quarterly payments ranging from $10.0 to $15.0 million ($19.0 million after July 1, 2000 if AOL elects to provide certain additional marketing and promotions to the Company) until June 30, 2001 and quarterly payments thereafter at a fixed 5% of the Company's long distance revenues from AOL subscribers in the quarter under the agreement; quarterly payments by the Company to AOL, after termination of the long distance exclusivity period and so long as AOL continues to provide certain levels of marketing and promotions to the Company under the agreement, at an annual declining fixed percentage of the Company's long distance revenues from AOL subscribers under the agreement, starting at 5% and declining by one percentage point each year to 1%; the elimination of the Company's obligation to make bounty and current profit-sharing payments to AOL; alteration of the terms of the online and offline marketing arrangements between the Company and AOL; extension of the term of the AOL agreement, including the exclusivity period, until June 30, 2003, although AOL has the right, in each year beginning in 2000, to elect, on or before May 1 of such year, to end the Company's long distance exclusivity period as of June 30 of such year; elimination of AOL's rights to receive further warrants to purchase Common Stock based upon customers gained from the AOL subscriber base; AOL's contribution of up to $4.0 million (up to $6.0 million if the Company pays $19.0 million as noted above) per quarter for offline marketing; and establishment of the framework for the Company to offer additional services and products to AOL subscribers. By an amendment dated as of June 30, 2000, AOL agreed to give the Company a $1.0 million credit in each of the second and third quarters of 2000 against amounts otherwise payable by the Company under the AOL agreement. By a further amendment dated as of August 1, 2000, in consideration of AOL's agreement to provide certain additional marketing in the last five months of 2000, the Company agreed to make additional payments to AOL of $3.0 million in August, 2000 and $1.0 million in each of the months in the fourth quarter of 2000, which amounts will be credited against the Company's payment obligations in any quarter for which the Company is required to pay at the quarterly rate of $19.0 million, as discussed above.

     AOL did not elect to exercise its right to terminate the long distance exclusivity as of June 30, 2000 and, accordingly, the exclusivity period for long distance will continue through at least June 30, 2001. AOL did provide the Company with notice that its exclusivity as to wireless services would terminate on July 1, 2000, although the Company's right to offer wireless services will continue on a non-exclusive basis.

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

                         TALK.COM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. RELATED PARTY TRANSACTIONS:

     On January 5, 1999, Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer, resigned as a director and officer of the Company. The Company entered into various agreements and engaged in various transactions with Mr. Borislow and certain entities in which he or his family had an interest.

     In connection with Mr. Borislow's resignation, the Company paid $1.0 million to Mr. Borislow, assigned certain automobiles to him, and continued certain of his health and medical benefits and director and officer insurance. The Company also agreed that, so long as Mr. Borislow owned beneficially at least two percent (2%) of the Common Stock (on a fully diluted basis), Mr. Borislow and trusts for the benefit of his children would be entitled to: registration rights with respect to their shares of Common Stock, the right to require the Company to use a portion of proceeds from any public or private sale of debt securities, excluding borrowings from a commercial bank or other financial institution, by the Company to repurchase debt securities of the Company owned by Mr. Borislow or the trusts for the benefit of his children, and the right to require the Company to use the proceeds from the exercise of stock options by other employees or the exercise of rights, to repurchase Common Stock owned by Mr. Borislow or the trusts for the benefit of his children. The Company also agreed that, so long as Mr. Borislow had such beneficial ownership, the Company would not, without the prior written consent of Mr. Borislow and subject to certain exceptions: (a) engage in certain significant corporate transactions, including the sale or encumbrance of substantially all of its assets, mergers and consolidations and certain material acquisitions, or, (b) for a period of 18 months from the agreement date, offer or sell any of its Common Stock unless and until Mr. Borislow and the trusts have sold or otherwise disposed of all of the shares of Common Stock held by him on the agreement date. In turn, Mr. Borislow terminated his employment with the Company and agreed not to compete with the Company for at least one year. Mr. Borislow also agreed to guarantee up to $20.0 million of the Company's obligations in connection with the AOL investment noted above. As of June 30, 2000, Mr. Borislow and the two trusts for the benefit of Mr. Borislow's children, which have the ability to distribute Common Stock to Mr. Borislow, held less than an aggregate of 2% of the outstanding Common Stock. Accordingly, the Company believes that the restrictions described above no longer apply to the Company

     During 1999, the Company (a) purchased from Mr. Borislow, and two trusts for the benefit of Mr. Borislow's children, $85.9 million aggregate principal amount of the Company's Convertible Notes for $72.3 million in cash; (b) exchanged the remaining $53.7 million principal amount of subordinated notes of Communication TeleSystems International d/b/a WorldxChange Communications, which were included in other assets at December 31, 1998, to a trust for the benefit of Mr. Borislow's children for $62.5 million aggregate principal amount of the Company's Convertible Notes and (c) purchased $9.0 million aggregate principal amount of the Company's Convertible Notes for $6.9 million in Common Stock. Also during 1999, pursuant to the agreements with Mr. Borislow as described above the Company purchased from Mr. Borislow approximately 639,000 shares of Common Stock for approximately $7.7 million with proceeds from the exercise of stock options by other employees.

     On January 6, 2000, the Company repurchased from Mr. Borislow real property previously sold to Mr. Borislow constituting the Company's facilities in New Hope, Pennsylvania for $2.5 million.

4. STOCKHOLDERS' EQUITY:

CONTINGENT REDEMPTION VALUE OF COMMON STOCK

     Under the terms of the Investment Agreement with AOL (see Note 2 above), the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the shares of Company common stock held by AOL during the period from June 1, 1999 through September 30, 2000. The Company has the first right to purchase any of the shares of Common Stock held by AOL at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during

                         TALK.COM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale.

     By an amendment dated as of August 2, 2000, the period during which AOL may exercise its rights to reimbursement for losses on the sale of stock, as described above, was extended from September 30, 2000 to September 30, 2001. Also as of August 2, 2000, the Company received a letter from AOL confirming that AOL does not intend to exercise such rights to reimbursement for shortfalls earlier than December 31, 2000.

     The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of Common Stock as of June 30, 2000, the reimbursement amount would be approximately $51.7 million. At June 30, 2000, the Company recorded $51.7 million for the contingent redemption value of this Common Stock with a corresponding reduction in additional paid-in capital. AOL also has the right on termination of long distance exclusivity under the AOL marketing agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of Common Stock of the Company held by AOL for an aggregate price of $36.3 million, which repurchase price can be paid in Common Stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). AOL did not elect to terminate the long distance exclusivity as of June 30, 2000, but can so elect as of June 30, 2001 and 2002. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35.0 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50.0 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. Mr. Borislow has agreed to guarantee up to $20.0 million of the Company's reimbursement obligations under the Investment Agreement with AOL.

5. LEGAL PROCEEDINGS:

     On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. A motion to dismiss was granted as to certain officers of the Company and denied as to the Company. There are currently no officers of the Company who are a party to these actions. On July 19, 2000 a class was certified. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously. The Company also is a party to certain legal actions arising in the ordinary course of business.

     The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

6. ACQUISITION:

     On August 9, 2000, a wholly owned subsidiary of the Company merged with and into Access One Communications Corp., a New Jersey corporation ("Access One"), pursuant to the Agreement and Plan of Merger, dated as of March 24, 2000, between the Company and Access One. As a result of such merger, Access One became a wholly owned subsidiary of the Company and Access One stockholders received 0.571428 shares of the Company's common stock in exchange for each share of Access One common stock held by such stockholders at the effective time of the Merger, or an aggregate of approximately 12.2 million shares of the Company's common stock, and outstanding options and warrants to purchase shares of Access One common stock converted to options and warrants to purchase an aggregate of 2.1 million shares of the Company's common stock. Access One is a private, local telecommunications service provider to nine states in the southeastern United States. The merger will be accounted for under the purchase method of accounting.

                         TALK.COM INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

         Talk.com Inc., through its subsidiaries, provides telecommunications services to residential and business customers throughout the United States, primarily through its electronic billing and customer service platform. Talk.com Inc. and its subsidiaries are sometimes together referred to as the "Company" and as "Talk.com".

         The Company's telecommunications service offerings include long distance and local outbound service, inbound toll-free service and dedicated private line services for data. The Company announced late in 1999 that, given the new regulatory opportunities that have developed, it planned to expand its product mix by also offering local service bundled with long distance service. On August 9, 2000, the Company merged with and into Access One Communications Corp. in a statutory merger for approximately 14.3 million shares of Company common stock (including assumed options and warrants). Access One is a private, Florida-based, local telecommunications service provider to nine states in the southeastern United States. In connection with the acquisition agreement entered into with Access One in March 2000, the Company entered into an agreement under which Access One agreed to provide certain telecommunications services, including local services, to the Company. Using this agreement, the Company recently began offering local telecommunication service in Florida, Georgia, North Carolina, South Carolina, Kentucky, Louisiana, Mississippi, Tennessee, Alabama and New York in the second quarter of 2000. The Company is also offering a bundle of long distance and local service to small business and select residential customers in the nine southeastern states serviced by Access One, through the Company's marketing partnerships and new direct channels.

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

                         TALK.COM INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table set forth for the periods indicated certain financial data as a percentage of sales:


                                                 FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                    ENDED JUNE 30,
                                                -----------------------            ---------------------
                                                  2000            1999              2000           1999
                                                -------          ------            ------         ------
Sales                                             100.0%          100.0%           100.0%          100.0%
Cost of sales                                      65.2            61.9             61.7            64.3
                                                 ------          ------           ------          ------
Gross profit                                       34.8            38.1             38.3            35.7
                                                 ------          ------           ------          ------
Operating expenses (income):
    General and administrative expenses            10.1             7.2              8.9             7.9
    Promotional, marketing and
    expenses                                       23.9            18.1             23.7            15.7
    Depreciation and amortization                   1.5             1.3              1.3             1.3
    Significant other income                         --            (1.3)              --            (1.2)
                                                 ------          ------           ------          ------
                  Total operating expenses         35.5            25.3             33.9            23.7
                                                 ------          ------           ------          ------
Operating income                                    (.7)           12.8              4.4            12.0

Interest income (expense), net                       .3            (.5)               .2              --

Other income (expense), net                         (.3)           (.3)              (.2)            (.4)
                                                 ------          ------           ------          ------
Income before income taxes                          (.7)          12.0               4.4            11.6
Provision for income taxes                           --             --                --              --
                                                 ------          ------           ------          ------
Income before extraordinary gain                    (.7)          12.0               4.4            11.6
Extraordinary gain                                   --             --                --             8.3
                                                 ------          ------           ------          ------
Net income                                          (.7)%          12.0%             4.4%           19.9%
                                                 ======          ======           ======          ======



QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

         Sales

         Sales increased by 16.0% to $135.8 million for the quarter ended June 30, 2000 from $117.1 million for the quarter ended June 30, 1999. This increase was primarily a result of an increase in the number of online customers, increased revenue per online customer and sales from an international wholesale business that began in the third quarter of 1999. The increase in online sales was partially offset by a decrease in the Company's other sales, including partition sales, as the Company has continued to focus primarily on developing its online sales and customer base. The addition of new marketing partners has contributed to the growth in the online business. While the Company believes it offers competitively priced services, sales could be adversely affected by the intense competition in this industry. In addition, the Company's ability to provision customers, which is adversely affected by PIC freezes implemented by the local telephone companies, directly affects sales. Also, as part of the Company's focus on its higher margin core business of domestic long distance and local telecommunication services, the Company expects to exit the international wholesale business due to the low gross profit margins.

         Beginning in the second quarter of 2000, there was a significant reduction in the principal marketing opportunity provided to the Company by AOL, which has resulted in a decline in gross additions of new online customers. In addition, the Company instituted new collection procedures in the first quarter of 2000, which the Company believes contributed to customer terminations during the introduction period at a rate greater than the Company's historical churn experience. With a reduction in the online sales from the interruption of its primary AOL marketing channel, the increased churn and the continued decline in other sales (including the Company's reduction of its international wholesale business), the Company experienced a reduction in total sales for the second quarter ended June 30, 2000 compared to the first quarter ended March 31,2000. In addition to the matters discussed above, there can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

                         TALK.COM INC. AND SUBSIDIARIES

         A significant percentage of the Company's revenues in the quarters ended June 30, 2000 and 1999 were derived from long distance telecommunications services provided to customers who were obtained under the AOL agreement and a significant decline in its AOL subscribers that is not offset by growth in non-AOL subscribers could have a significant effect on the Company's results of operations and cash flow. While the Company's rights to market long distance exclusively under the AOL agreement do not expire until June 30, 2003, AOL has the right in each year beginning in 2000, to elect, on or before May 1 of such year, to permit others to market long distance telecommunications services after June 30 of such year to AOL's subscribers. Notwithstanding any such AOL election, the Company's rights to continue to market its services to AOL subscribers on a non-exclusive basis, but with significant marketing rights, would continue until June 30, 2003. AOL did not exercise its right as to 2000 and, accordingly, the exclusivity period for long distance will continue through at least June 2001 and the Company will be obliged to make fixed quarterly payments during the year ending June 30, 2001 of at least $15.0 million ($18.0 million in the last two quarters of 2000 before a $1 million credit from AOL in the third quarter) to AOL. AOL did elect to terminate the Company's exclusive right to offer wireless services to AOL subscribers, but the Company's right to offer wireless services will continue on a non-exclusive basis. The Company plans to continue to aggressively market its services to AOL subscribers, and also plans, as discussed above, to increase its efforts to expand its non-AOL base of online customers.

         Cost of Sales

         Cost of sales increased by 21.9% to $88.5 million in the quarter ended June 30, 2000 from $72.6 million in the quarter ended June 30, 1999. This increase was mainly due to an increase in network costs associated with the increase in AOL sales this quarter as compared to the same quarter last year and higher network costs associated with the international wholesale business. In addition, the Company provided $2.8 million more in bad debt expense during the quarter ended June 30, 2000 over the same quarter last year. This increase is to provide for certain aged receivables that are now deemed not collectible. As a percentage of sales, cost of sales has increased to 65.2% as compared to 61.9% for the same quarter last year. The increase was primarily due to the increased network costs and bad debt reserves, as noted above.

         Gross Profit

         Gross profit decreased to 34.8% of sales in the quarter ended June 30, 2000 from 38.1% in the quarter ended June 30, 1999. The decrease in the gross profit percentage was primarily due to higher network costs and additional provisions for bad debt, as noted above. Due to higher network costs, increased bad debt expense, lower gross profit on the international wholesale business, and reduced profits on other sales, as well as the intensification of price competition for the Company's products, the Company may continue to experience downward pressure on gross profits in the future.

         General and Administrative Expenses

         General and administrative expenses increased by 63.1% to $13.7 million in the quarter ended June 30, 2000 from $8.4 million in the quarter ended June 30, 1999. As a percentage of sales, general and administrative expenses increased to 10.1 % for the quarter ended June 30, 2000 from 7.2 % for the quarter ended June 30, 1999. The increase was due primarily to increased costs associated with additional personnel hired to support the Company's growth, including its expansion into the local services business, and an increase in costs for professional services.

         Promotional, Marketing and Advertising Expenses

         During the quarter ended June 30, 2000, the Company incurred $32.5 million in promotional, marketing and advertising expenses as compared to $21.2 million in the quarter ended June 30, 1999. This represents an increase of 53.3% over the same period last year, and relates to the Company's continued effort to expand its online customer base as well as higher promotional expenses and an increase in fixed payments to AOL. The Company expects that these expenses will continue to increase as the Company implements its plans noted above to

                         TALK.COM INC. AND SUBSIDIARIES


aggressively pursue local subscribers and line growth, particularly non-AOL customers. In addition, fixed payments to AOL for the quarter ended June 30, 2000 increased by $2.0 million over the same quarter in 1999. Fixed payments to AOL in the third and fourth quarters of 2000, after taking into account a third quarter credit from AOL and increased payments in both quarters of $3.0 million for AOL's agreement to provide certain additional marketing in the last five months of 2000, will be $17.0 and $18.0 million, respectively. Promotional, marketing and advertising expense for the quarter ended June 30, 2000 compared to the quarter ended March 31, 2000 were reduced due to less advertising associated with AOL because of the second quarter reduction in the principal AOL marketing opportunity, but were offset by the costs associated with local marketing.

         Depreciation and Amortization

         Depreciation and amortization for the quarter ended June 30, 2000 was $2.0 million, an increase of 35.9% compared to $1.5 million for the same period in 1999. This increase is related to the continued purchase of property and equipment to support the Company's ongoing growth.

         Significant Other Income

         During the quarter ended June 30, 1999, the Company sold the last remaining division of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $1.5 million.

         Interest Income (Expense), net

         Net interest income was $360,000 for the quarter ended June 30, 2000 as compared to net interest expense of $625,000 for the quarter ended June 30, 1999. This represents an increase of $985,000 from the second quarter of last year due to the higher level of cash and cash equivalents and lower debt levels in the 2000 period. Net interest income consists primarily of interest income earned on cash and cash equivalents offset by interest expense related to the Company's convertible debt.

         Other Expense, net

         Net other expense was $312,000 for the quarter ended June 30, 2000 as compared to $316,000 for the quarter ended June 30, 1999.

         Provision for Income Taxes

         The Company did not record a provision for income taxes in the quarter ended June 30, 2000. In the quarter ended March 31, 2000 the Company recorded $250,000 related to the expected payment of federal income taxes on alternative minimum taxable income this fiscal year. Although the Company had net operating loss carryforwards sufficient to offset expected taxable income for 2000, the loss carryforwards can only reduce up to 90% of alternative minimum taxable income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Sales

         Sales increased by 28.2% to $291.8 million for the six months ended June 30, 2000 from $227.7 million for the six months ended June 30, 1999. This increase was primarily a result of an increase in the number of online customers, sales from an international wholesale business that began in the third quarter of 1999, and increased revenue per online customer. The increase in online sales was partially offset by a decrease in the Company's other sales, including partition sales, as the Company has continued to focus primarily on developing its online sales and customer base. The addition of new marketing partners has contributed to the growth in the online business. While

                         TALK.COM INC. AND SUBSIDIARIES

the Company believes it offers competitively priced services, sales could be adversely affected by the intense competition in this industry. In addition, the Company's ability to provision customers, which is adversely affected by PIC freezes implemented by the local telephone companies, directly affects sales.

         Beginning in the second quarter of 2000, there was a significant reduction in the principal marketing opportunity provided to the Company by AOL, which has resulted in a decline in gross additions of new online customers. In addition, the Company instituted new collection procedures in the first quarter of 2000, which the Company believes contributed to customer terminations during the introduction period at a rate greater than the Company's historical churn experience. With a reduction in the online sales from the interruption of its primary AOL marketing channel, the increased churn and the continued decline in other sales (including the Company's reduction of its international wholesale business), the Company experienced a reduction in total sales for the second quarter. In addition to the matters discussed above, there can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

         A significant percentage of the Company's revenues in the six months ended June 30, 2000 and 1999 were derived from long distance telecommunications services provided to customers who were obtained under the AOL agreement and a significant decline in its AOL subscribers that is not offset by growth in non-AOL subscribers could have a significant effect on the Company's results of operations and cash flow. While the Company's rights to market long distance exclusively under the AOL agreement do not expire until June 30, 2003, AOL has the right in each year beginning in 2000, to elect, on or before May 1 of such year, to permit others to market long distance telecommunications services after June 30 of such year to AOL's subscribers. Notwithstanding any such AOL election, the Company's rights to continue to market its services to AOL subscribers on a non-exclusive basis, but with significant marketing rights, would continue until June 30, 2003. AOL did not exercise its right as to 2000 and, accordingly, the exclusivity period for long distance will continue through at least June 2001 and the Company will be obliged to make fixed quarterly payments during the year ending June 30, 2001 of at least $15.0 million ($18.0 million in the last two quarters of 2000 before a $1.0 million credit from AOL in the third quarter) to AOL. AOL did elect to terminate the Company's exclusive right to offer wireless services to AOL subscribers, but the Company's right to offer wireless services will continue on a non-exclusive basis. The Company plans to continue to aggressively market its services to AOL subscribers, and also plans, as discussed above, to increase its efforts to expand its non-AOL base of online customers.

         Cost of Sales

         Cost of sales increased by 23.1 % to $180.2 million in the six months ended June 30, 2000 from $146.4 million in the six months ended June 30, 1999. This increase was due to the overall increase in sales for the six months ended June 30, 2000 as compared to the same period last year. As a percentage of sales, cost of sales for the six months in 2000 decreased to 61.7% as compared to 64.3% for the same period last year. The decrease was primarily due to lower network usage costs for services on the Company's OBN network on a per minute basis and lower partition costs due to the decrease in other sales, offset by increased bad debt and by higher network costs associated with the international wholesale business, as noted above.

         Gross Profit

         Gross profit increased to 38.3% of sales in the six months ended June 30, 2000 from 35.7% in the six months ended June 30, 1999. The increase in the gross profit percentage was primarily due to lower network usage costs for OBN services on a per minute basis and lower partition costs due to the decrease in other sales, as noted above. However, due to higher network costs, increased bad debt expense and reduced profits on other sales, as well as the intensification of price competition for the Company's products, the Company may continue to experience downward pressure on gross profits in the future.

                         TALK.COM INC. AND SUBSIDIARIES

          General and Administrative Expenses

          General and administrative expenses increased by 43.9% to $25.9 million in the six months ended June 30, 2000 from $18.0 million in the six months ended June 30, 1999. As a percentage of sales, general and administrative expenses increased to 8.9% for the six months ended June 30, 2000 from 7.9 % for the six months ended June 30, 1999. The increase was due primarily to costs associated with additional personnel hired to support the Company's continuing growth, including its expansion into the local services business.

         Promotional, Marketing, and Advertising Expenses

         During the six months ended June 30, 2000, the Company incurred $69.2 million in promotional, marketing and advertising expenses as compared to $35.8 million in the six months ended June 30, 1999. This represents an increase of 93.3% over the same period last year, and relates to the Company's continued effort to expand its online customer base as well as higher promotional expenses and an increase in the fixed payment to AOL. The Company expects that these expenses will continue to increase as the Company implements its plans noted above to aggressively pursue new local subscribers and line growth, particularly non-AOL customers. In addition, fixed payments to AOL for the six months ended June 30, 2000 increased by $4.0 million over the same period in 1999. Fixed payments to AOL in the third and forth quarters of 2000, after taking into account a third quarter credit from AOL and increased payments in both quarters of $3.0 million for AOL's agreement to provide certain additional marketing in the last five months of 2000, will be $17.0 and $18.0 million, respectively.

         Depreciation and Amortization

         Depreciation and amortization for the six months ended June 30, 2000 was $3.8 million, an increase of 31.9% compared to $2.9 million for the same period in 1999. This increase is related to the continued purchase of property and equipment to support the Company's ongoing growth.

         Significant Other Income

         During the six months ended June 30, 1999, the Company sold TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $2.7 million.

         Interest Income (Expense), net

         Net interest income was $651,000 for the six months ended June 30, 2000 as compared to $32,000 for the six months ended June 30, 1999. This is an increase of $619,000 from the six months of last year due to higher levels of cash and cash equivalents and lower debt levels in the 2000 period. Net interest income consists primarily of interest income earned on cash and cash equivalents offset by interest expense related to the Company's convertible debt.

         Other Expense, net

         Net other expense was $656,000 for the six months ended June 30, 2000 as compared to $994,000 for the six months ended June 30, 1999. This represents a 34.0% decrease compared to the six months of last year.

         Provision for Income Taxes

         The Company recorded a $250,000 provision for income taxes in the six months ended June 30, 2000 related to the expected payment of federal income taxes on alternative minimum taxable income this fiscal year. Although the Company had net operating loss carryforwards sufficient to offset expected taxable income for 2000, the loss carryforwards can only reduce up to 90% of alternative minimum taxable income.

                         TALK.COM INC. AND SUBSIDIARIES

         Extraordinary Gain

         During the six months ended June 30, 1999 the Company recorded an extraordinary gain of $19.0 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $89.1 million of cash and cash equivalents and $58.0 million in net trade accounts receivable. The Company's working capital was $95.6 million at June 30, 2000 and $87.1 million at December 31, 1999. This increase in working capital is primarily a result of cash generated from the Company's operations and the receipt of $11.1 million in connection with the exercise of outstanding Common Stock rights prior to their expiration in February 2000, offset in part by $16.5 million in capital expenditures for the purchase of property and equipment.

     Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2000. Net cash used in operating activities was $2.7 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, the major contributors to the net cash provided by operating activities were net income of $12.5 million, a decrease in prepaid expenses and other current assets of $6.8 million and adjustments to net income for non-cash items of $6.6 million. This was offset by increases in both net trade accounts receivable and other assets of $4.5 million and $1.0 million, respectively, and a decrease in accounts payable and accrued expenses of $6.8 million. For the six months ended June 30, 1999, net cash used in operating activities was mainly generated by a reduction in accounts payable and accrued expenses of $32.4 million and an adjustment for the extraordinary gain of $19.0 million recorded from the acquisition of the Company's convertible debt offset by net income of $45.4 million and decreases in several other assets of $4.3 million.

     Net cash used in investing activities of $17.0 million related primarily to the purchase of property and equipment during the six months ended June 30, 2000. For the six months ended June 30, 1999 the net cash provided by investing activities was mainly from the sale of marketable securities of $89.6 million.

     The $13.5 million net cash provided by financing activities for the six months ended June 30, 2000 was received from the exercise of employee stock options and common stock purchase rights. For the six months ended June 30, 1999, the net cash used in financing activities totaled $50.0 million. On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring 4,121,372 shares of Common Stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of Common Stock pursuant to various warrants held by AOL. Additional financing activities generated $10.0 million from the exercise of employee stock options. These activities in 1999 were offset by the acquisition of convertible debt of $65.4 million and the repayment of margin account indebtedness of $49.6 million.

     Under the terms of the Investment Agreement with AOL, the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of Company common stock held by AOL during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of Company common stock as of August 10, 2000, the reimbursement amount would be approximately $53.8 million. AOL also has the right, on termination of the Company's long distance exclusivity under its marketing agreement with AOL, to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares of Company common stock for $36.3 million, which repurchase price can be paid in common stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-

                         TALK.COM INC. AND SUBSIDIARIES

year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35.0 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50.0 million, to secure its obligations under the Investment Agreement with AOL. Mr. Daniel Borislow, former Chairman of the Board and Chief Executive Officer of the Company, has agreed to guarantee up to $20.0 million of the Company's reimbursement obligations under the Investment Agreement with AOL. By an amendment dated as of August 2, 2000, the period during which AOL may exercise its rights to reimbursement for losses on the sale of stock, as described above, was extended from September 30, 2000 to September 30, 2001. Also as of August 2, 2000, the Company received a letter from AOL confirming that AOL does not intend to exercise such rights to reimbursement for shortfalls earlier than December 31, 2000.

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

     In connection with the Company's acquisition of Access One Communication Corp. ("Access One"), the Company negotiated an extension to August 31, 2000 of loans under an existing credit facility by MCG Finance Corporation ("MCG Finance") to Access One and its subsidiaries. The loans under the credit facility have been secured by a pledge of all of the assets of Access One and its subsidiaries. In addition, the Company has guaranteed the obligations of Access One and its subsidiaries under the credit facility. The loans under that credit facility total $15.0 million in aggregate principal amount. The Company intends to refinance the loans under the credit facility; however, there can be no assurances that the Company will be able to obtain new financing on terms acceptable to it to permit the refinancing of those loans.

     The Company does not, and has not historically, required significant amounts of working capital for its day-to-day operations. The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash requirements, including the increased marketing and promotional expenditures discussed above, for at least the next twelve months. The Company also believes that, assuming the current market price of its common stock, its existing cash and cash equivalents and its cash flow from operations will be sufficient to fund any reimbursement amount in the event that AOL elects to sell its shares of the Company's common stock at a price below $19 per share and that, alternatively, it has the ability to obtain the necessary financing to fund its obligations under the AOL Investment Agreement. Should the Company seek to raise additional capital, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed in the foregoing Management's Discussion and Analysis, important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with AOL or its other marketing partners, increased price competition for long distance and local services, failure of the marketing of long distance and local services under its agreement with its various marketing partners and its direct marketing channels, attrition in the number of end users,

                         TALK.COM INC. AND SUBSIDIARIES

a failure of the Company to successfully integrate the operations of Access One, a failure of the Company's new local services and bundled local and long distance services initiative and changes in government policy, regulation and enforcement. The Company undertakes no obligation to update its forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is subject to a variety of risks, such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations consist primarily of its own convertible notes. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because management does not consider the potential impact of changes in interest rates to be material.

     The Company's available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of the Company's cash flows are derived from its operations within the United States and the Company is not subject to market risk associated with changes in foreign exchange rates.

                         TALK.COM INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                 10.1 Amendment Number 4 effective as of June 30, 2000, by and among Talk.com Holding Corp., Talk.com Inc. and America Online, Inc.++

                 10.2   2000 Stock  Option Plan  (Incorporated  by  reference to
                        Exhibit 10.31 to the Company's Registration Statement on Form S-4 (No. 333-40980)

                 10.3 Amendment Number 5 effective as of August 1, 2000, by and among Talk.com Holding Corp., Talk.com Inc. and America Online, Inc.++

                 11     Computation of Net Income Per Share

                 27     Financial Data Schedule

         ++ Confidential treatment has been requested for portions of this exhibit.

         (b)  Reports on Form 8-K:

                  On April 5, 2000 the  Company  filed a Current  Report on Form
              8-K reporting that the Company had entered into an agreement and plan of merger with Access One Communications Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        TALK.COM INC.


Date:    August 14, 2000                        By: /s/ Gabriel Battista
                                                    ----------------------------
                                                    Gabriel Battista
                                                    Chief Executive Officer

Date:    August 14, 2000                        By: /s/ Edward B. Meyercord, III
                                                   -----------------------------
                                                        Edward B. Meyercord, III
                                                        Chief Financial Officer

Date:    August 14, 2000                        By: /s/ Janet C. Kirschner
                                                   -----------------------
                                                        Janet C. Kirschner
                                                        Controller