Form 10-Q
period 2000-09-30
TALK COM
filed 2000-11-14
CIK 948545

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


12020 SUNRISE VALLEY DRIVE, SUITE 250
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

                                  Yes X No____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     78,021,134 shares of Common Stock, par value of $0.01 per share, were outstanding as of November 13, 2000.
================================================================================

                         TALK.COM INC. AND SUBSIDIARIES



                                      INDEX

                                                                                                             PAGE
                                                                                                             ----

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

        Consolidated Balance Sheets - September 30, 2000 (Unaudited)
        and December 31, 1999..............................................................................    3

        Consolidated Statements of Operations - Three and Nine Months Ended September 30,
        2000 and 1999(Unaudited)...........................................................................    4

        Consolidated Statement of Stockholders' Equity  - Nine Months Ended September 30,
        2000 (Unaudited)...................................................................................    5

        Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and
        1999(Unaudited)....................................................................................    6

        Notes to Consolidated Financial Statements (Unaudited).............................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................................  13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................   21

PART II  - OTHER INFORMATION:

Item 2.   Changes in Securities and Use of Proceeds.........................................................  22

Item 6.   Exhibits and Reports on Form 8-K..................................................................  22

                         TALK.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                                         UNAUDITED
                                                                                        SEPTEMBER 30,           DECEMBER 31,
                                                                                             2000                   1999
                                                                                      -------------------     ------------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                              $   70,436                $   78,937
   Accounts receivable, trade, net of allowance for uncollectible accounts of $23,189
   and $5,011, respectively                                                                   57,122                    59,501
   Advances to partitions and notes receivable                                                 1,643                     3,600
   Prepaid expenses and other current assets                                                   2,837                     8,855
                                                                                      -------------------     ------------------
       Total current assets                                                                  132,038                   150,893
                                                                                      -------------------     ------------------
Property and equipment, net of accumulated depreciation of  $20,255 and $13,438,
  respectively                                                                                81,791                    57,335
Intangibles, net                                                                             223,204                     1,068
Other assets                                                                                   6,318                     5,712
                                                                                      -------------------     ------------------
       Total assets                                                                         $443,351                  $215,008
                                                                                      ===================     ==================
                  LIABILITIES, CONTINGENCIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade and other                                                       $   75,205                 $  47,965
  Partitions                                                                                     804                     1,676
  Notes payable                                                                               15,907                     --
  Deferred revenue                                                                             1,571                     --
  Taxes and other                                                                             12,823                    14,127
                                                                                      -------------------     ------------------
       Total current liabilities                                                             106,310                    63,768
                                                                                      -------------------     ------------------
Convertible debt                                                                              84,950                    84,985
Deferred revenue                                                                              15,450                    21,000
                                                                                      -------------------     ------------------
       Total liabilities                                                                     206,710                   169,753
                                                                                      -------------------     ------------------
Commitments and contingencies:
  Contingent redemption value of common stock                                                 54,019                     5,152
                                                                                      -------------------     ------------------
Stockholders' equity:
   Preferred stock - $.01 par value per share, 5,000,000 shares authorized; no shares
   issued and outstanding                                                                         --                        --
   Common stock - $.01 par value per share, 300,000,000 shares authorized; 78,445,134 shares issued and 78,021,134 shares outstanding (66,972,960 shares issued and
   64,854,268 shares outstanding in 1999)                                                        784                       670
   Additional paid-in capital                                                                349,367                   208,453
   Accumulated deficit                                                                      (161,581)                 (139,300)
   Common stock in treasury - at cost                                                         (5,948)                  (29,720)
                                                                                      -------------------     ------------------
       Total stockholders' equity                                                            182,622                    40,103
                                                                                      -------------------     ------------------
       Total liabilities, contingencies and stockholders' equity                            $443,351                  $215,008
                                                                                      ===================     ==================

See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED - THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                     FOR THE THREE MONTHS            FOR THE NINE MONTHS ENDED
                                                     ENDED SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ---------------------------        ---------------------------
                                                     2000            1999               2000            1999
                                                  -----------     -----------        -----------     -----------
Sales                                                $121,254       $140,027            $413,071       $367,738

Cost of sales                                          72,501         84,604             252,703        231,004
                                                  -----------     -----------        -----------     -----------
Gross profit                                           48,753         55,423             160,368        136,734
                                                  -----------     -----------        -----------     -----------
Operating expenses (income):
    General and administrative expenses                18,117         10,609              43,983         28,600
    Promotional,  marketing  and  advertising
    expenses                                           57,738         27,698             126,901         63,490
    Depreciation and amortization                       6,326          1,537              10,168          4,449
    Significant other income                            --              --                 --            (2,718)
                                                  -----------     -----------        -----------     -----------
               Total operating expenses                82,181         39,844             181,052         93,821
                                                  -----------     -----------        -----------     -----------
Operating income (loss)                               (33,428)        15,579             (20,684)        42,913

Interest income (expense), net                           (105)          (624)                546           (592)
Other expense, net                                     (1,487)          (309)             (2,143)        (1,303)
                                                  -----------     -----------        -----------     -----------
Income (loss) before income taxes                     (35,020)        14,646             (22,281)        41,018

Income tax  benefit                                     (250)     --                       --             --
                                                  -----------     -----------        -----------     -----------
Income (loss) before extraordinary gain               (34,770)        14,646             (22,281)        41,018

Extraordinary gain                                      --             2,233               --            21,230
                                                  -----------     -----------        -----------     -----------
Net income (loss)                                    $(34,770)       $16,879            $(22,281)       $62,248
                                                  ===========     ===========        ===========     ===========
Basic earnings (loss) per share:

   Income (loss) before extraordinary gain           $  (0.48)      $   0.24            $  (0.33)      $   0.68

   Extraordinary gain                                   --              0.04               --              0.35
                                                  -----------     -----------        -----------     -----------

   Net income (loss)                                 $  (0.48)       $  0.28            $  (0.33)      $   1.03
                                                  ===========     ===========        ===========     ===========
Diluted earnings (loss) per share:

  Income (loss) before extraordinary gain            $  (0.48)      $   0.23            $  (0.33)      $   0.65

  Extraordinary gain                                    --               0.04                --            0.34
                                                  -----------     -----------        -----------     -----------
  Net income (loss)                                  $  (0.48)      $   0.27            $  (0.33)      $   0.99
                                                  ===========     ===========        ===========     ===========

          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                       (UNAUDITED - THOUSANDS OF DOLLARS)







                                        COMMON STOCK       ADDITIONAL                        TREASURY STOCK
                                  --------------------      PAID-IN      ACCUMULATED    ---------------------------
                                   SHARES      AMOUNT       CAPITAL        DEFICIT       SHARES          AMOUNT       TOTAL
                                  ---------- ----------  -------------- --------------- ------------  ------------   -----------

Balance, January 1, 2000            66,973      $670         $208,453       $(139,300)    (2,120)       $(29,720)      $40,103

  Net income (loss)                  --          --             --            (22,281)        --            --         (22,281)
  Exercise of common stock options   --          --            (2,274)         --            342           4,802         2,528
  Proceeds from rights exercised     --          --             1,940          --            653           9,154        11,094
  Issued in connection with
     acquisition                    11,472       114          187,926          --            699           9,796       197,836
  Warrants issued for consulting     --          --             2,175          --            --             --           2,175
  Issuance of common stock for
     convertible debt                --          --                15          --              2              20            35
  Contingent redemption value
     of common stock                 --          --           (48,868)         --            --             --         (48,868)
                                  ---------- ----------  -------------- --------------- ------------  ------------   -----------

Balance, September 30, 2000
                                    78,445      $784         $349,367       $(161,581)      (424)        $(5,948)     $182,622
                                  ========== ==========  ============== =============== ============  ============   ===========


See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - THOUSANDS OF DOLLARS)

                                                                                      FOR THE NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    2000              1999
                                                                                --------------    --------------
    Cash flows from operating activities:
       Net income (loss)                                                        $ (22,281)            $62,248
       Adjustment to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
                Provision for bad debts                                            14,544               2,181
                Depreciation and amortization                                      10,168               4,449
                Deferred revenue                                                   (3,609)             (5,550)
                Extraordinary gain                                                   --               (21,230)
                Loss on retirement of assets                                           68               --
                Non-cash consulting expense                                           121               --
         Changes in assets and liabilities, net:
           (Increase) decrease in:
               Accounts receivable, trade                                          (8,997)            (12,772)
               Advances to partitions and notes receivable                          1,957                (127)
               Prepaid expenses and other current assets                            6,884              (1,896)
               Other assets                                                         2,398               4,084
          Increase (decrease) in:
              Accounts payables and accrued expenses                               13,316             (24,405)
              Other liabilities                                                    (3,000)             (1,850)
                                                                                --------------    --------------
                        Net cash provided by operating activities                  11,569               5,132
                                                                                --------------    --------------
    Cash flows from investing activities:
       Capital expenditures                                                       (29,887)             (4,671)
       Acquisition of intangibles                                                    (515)              --
       Acquisition costs, net of cash acquired                                     (3,285)              --
       Sale of securities, net                                                       --                89,649
                                                                                --------------    --------------
                        Net cash provided by (used in) investing activities       (33,687)             84,978
                                                                                --------------    --------------
    Cash flows from financing activities:
       Repayment of margin account indebtedness                                      --               (49,621)
       Acquisition of convertible debt                                               --               (72,304)
       Proceeds from exercise of options and warrants                               2,529              24,990
       Proceeds from exercise of rights                                            11,093               --
       AOL investment                                                                --                55,000
       Repayment of notes payable                                                      (5)              --
       Acquisition of treasury stock                                                 --                (7,686)
                                                                                --------------    --------------
                        Net cash provided by (used in) financing activities        13,617             (49,621)
                                                                                --------------    --------------
    Net increase (decrease) in cash and cash equivalents                           (8,501)             40,489
    Cash and cash equivalents, beginning of period                                 78,937               3,063
                                                                                --------------    --------------
    Cash and cash equivalents, end of period                                      $70,436           $  43,552
                                                                                ==============    ==============



          See accompanying notes to consolidated financial statements.

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIC PRESENTATION:


         The consolidated financial statements include the accounts of Talk.com Inc. and its wholly owned subsidiaries, (collectively, the "Company") and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation, except as noted below. All intercompany balances and transactions have been eliminated. The consolidated financial statements include the results of operations of Access One Communications Corp. ("Access One") from August 9, 2000, when it was acquired by the Company in a merger transaction that was accounted for under the purchase method of accounting for business combinations. See Note 6 below.

     The consolidated financial statements and related notes thereto as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 1999 was derived from the audited financial statements included in the Company's Form 10-K, as amended. These interim financial statements should be read in conjunction with the Form 10-K report, as amended. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 138, becomes effective for all fiscal years beginning after December 31, 2000. The Company anticipates that the new standard will have no effect on its financial statements.

     The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements ("SAB 101") that became effective for the Company in the fourth quarter of 2000. SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. The Company believes its revenue recognition policies and practices comply with SAB 101.

2. AOL AGREEMENTS:

     Since 1997, the Company has negotiated a number of agreements and amendments to its agreements with America Online Inc. ("AOL") for the marketing and sale of telecommunications services to AOL subscribers. A substantial amendment to the AOL agreement in January 1999 provided for: quarterly payments by the Company to AOL during the long distance exclusivity period of the agreement, with fixed quarterly payments ranging from $10.0 to $15.0 million ($19.0 million after July 1, 2000 if AOL elects to provide certain additional marketing and promotions to the Company) until June 30, 2001 and quarterly payments thereafter at a fixed 5% of the Company's marginable long distance revenues from AOL subscribers in the quarter under the agreement; quarterly payments by the Company to AOL, after termination of the long distance exclusivity period and so long as AOL continues to provide certain levels of marketing and promotions to the Company under the agreement, at an annual declining fixed percentage of the Company's marginable long distance revenues from AOL subscribers under the agreement, starting at 5% and declining by one percentage point each year to 1%; the elimination of the Company's obligation to make bounty and current profit-sharing payments to AOL; alteration of the terms of the online and offline marketing arrangements between the Company and AOL; extension of the term of the AOL agreement, including the exclusivity period, until June 30, 2003, although AOL has the right, in each year beginning in 2000, to elect, on or before May 1 of such year, to end the Company's long distance exclusivity period as of June 30 of such year; elimination of AOL's rights to receive further warrants to purchase Common Stock based upon customers gained from the AOL subscriber base; AOL's contribution of up to $4.0 million (up to $6.0 million if the Company pays $19.0 million as noted above) per quarter for offline marketing; and establishment of the framework for the Company to offer additional services and products to AOL subscribers. By an amendment dated as of June 30, 2000, AOL agreed to give the Company a $1.0 million credit in each of the second and third quarters of 2000 against amounts otherwise payable by the Company under the AOL agreement. By a further amendment dated as of August 1, 2000, in consideration of AOL's agreement to provide certain additional marketing in the last five months of 2000, the Company agreed to make additional payments to AOL of $3.0 million in August, 2000 and $1.0 million

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

in each of the months in the fourth quarter of 2000, which amounts will be credited against the Company's payment obligations in any quarter for which the Company is required to pay at the quarterly rate of $19.0 million, as discussed above.

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

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of Common Stock of the Company for $55.0 million in cash and the surrender of rights to purchase
5,076,016 shares of Common Stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of Common Stock. See Note 4 below for a discussion of certain reimbursement obligations of the Company in favor of AOL.

3. RELATED PARTY TRANSACTIONS:

     On January 5, 1999, Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer, resigned as a director and officer of the Company. The Company entered into various agreements and engaged in various transactions with Mr. Borislow and certain entities in which he or his family had an interest.


     In connection with Mr. Borislow's resignation, the Company paid $1.0 million to Mr. Borislow, assigned certain automobiles to him, and continued certain of his health and medical benefits and director and officer insurance. The Company also agreed that, so long as Mr. Borislow owned beneficially at least two percent (2%) of the Common Stock (on a fully diluted basis), Mr. Borislow and trusts for the benefit of his children would be entitled to: registration rights with respect to their shares of Common Stock, the right to require the Company to use a portion of proceeds from any public or private sale of debt securities, excluding borrowings from a commercial bank or other financial institution, by the Company to repurchase debt securities of the Company owned by Mr. Borislow or the trusts for the benefit of his children, and the right to require the Company to use the proceeds from the exercise of stock options by other employees or the exercise of rights, to repurchase Common Stock owned by Mr. Borislow or the trusts for the benefit of his children. The Company also agreed that, so long as Mr. Borislow had such beneficial ownership, the Company would not, without the prior written consent of Mr. Borislow and subject to certain exceptions: (a) engage in certain significant corporate transactions, including the sale or encumbrance of substantially all of its assets, mergers and consolidations and certain material acquisitions, or, (b) for a period of 18 months from the agreement date, offer or sell any of its Common Stock unless and until Mr. Borislow and the trusts have sold or otherwise disposed of all of the shares of Common Stock held by him on the agreement date. In turn, Mr. Borislow terminated his employment with the Company and agreed not to compete with the Company for at least one year. Mr. Borislow also agreed to guarantee up to $20.0 million of the Company's obligations in connection with the AOL investment discussed in Note 4. As of September 30, 2000, Mr. Borislow and the two trusts for the benefit of Mr. Borislow's children, which have the ability to distribute Common Stock to Mr. Borislow, held less than an aggregate of 2% of the outstanding Common Stock. Accordingly, the Company believes that the restrictions described above no longer apply to the Company.


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

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     On January 6, 2000, the Company repurchased from Mr. Borislow for $2.5 million real property previously sold to Mr. Borislow constituting the Company's facilities in New Hope, Pennsylvania.

4. STOCKHOLDERS' EQUITY:

CONTINGENT REDEMPTION VALUE OF COMMON STOCK

     Under the terms of the Investment Agreement with AOL (see Note 2 above), the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the shares of Common Stock held by AOL during the period from June 1, 1999 through September 30, 2000. The Company has the first right to purchase any of the shares of Company common stock held by AOL at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares and $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale.

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


     The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of Common Stock as of September 30, 2000, the reimbursement amount would be approximately $54.0 million. At September 30, 2000, the Company recorded $54.0 million for the contingent redemption value of this Common Stock with a corresponding reduction in additional paid-in capital. AOL also has the right on termination of long distance exclusivity under the AOL marketing agreements to require the Company to repurchase the warrants to purchase 2,721,984 shares of Common Stock of the Company held by AOL for an aggregate price of $36.3 million, which repurchase price can be paid in Common Stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). AOL did not elect to terminate the long distance exclusivity as of June 30, 2000, but can so elect as of June 30, 2001 and 2002. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35.0 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50.0 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company. Mr. Borislow has agreed to guarantee up to $20.0 million of the Company's reimbursement obligations under the Investment Agreement with AOL.


5. LEGAL PROCEEDINGS:


     On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. A motion to dismiss was granted as to certain officers of the Company and denied as to the Company. There are currently no officers of the Company who are a party to these actions. On July 19, 2000 a class was certified. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously. The Company also is a party to certain legal actions and regulatory investigations arising in the ordinary course of business.

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.


6. ACQUISITION:

     On August 9, 2000, a wholly owned subsidiary of the Company merged with and into Access One Communications Corp., a New Jersey corporation ("Access One"), pursuant to the Agreement and Plan of Merger, dated as of March 24, 2000, between the Company and Access One. Access One was a private, local telecommunications service provider to nine states in the southeastern United States. As a result of such merger, Access One became a wholly owned subsidiary of the Company and Access One stockholders received 0.571428 shares of the Company's common stock in exchange for each share of Access One common stock held by such stockholders at the effective time of the merger, or an aggregate of approximately 12.2 million shares of the Company's common stock, and outstanding options and warrants to purchase shares of Access One common stock converted to options and warrants to purchase an aggregate of 2.1 million shares of the Company's common stock. The total purchase price was approximately $201.3 million and the merger was accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Access One from the merger date. The merger resulted in the recording of intangible assets of approximately $224.6 million, which are being amortized on a straight-line basis over their expected benefit period of 10 years. As of September 30, 2000, the Company had $15.9 million of notes payable outstanding, which were acquired as part of the acquisition of Access One.


The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the Access One merger had taken place at the beginning of the periods presented.


                                                                      (In thousands, except share data)
                                                                       Nine Months Ended September 30,
                                                                 ------------------------------------------
                                                                        2000                     1999
                                                                        ----                     ----

        Sales                                                             $444,277                 $388,026

        Income (loss) before extraordinary gain                          $(45,409)                  $15,226
        Extraordinary gain                                                   --                      21,230
                                                                  -----------------        -----------------
        Net income (loss)                                                $(45,409)                  $36,456
                                                                  =================        =================
        Basic earnings (loss) per common share:
             Income (loss) before extraordinary gain                      $ (0.58)                    $0.21
             Net income (loss)                                            $ (0.58)                    $0.50
        Diluted earnings (loss) per common share:
             Income (loss) before extraordinary gain                      $ (0.58)                    $0.20
             Net income (loss)                                            $ (0.58)                    $0.48


The pro forma consolidated results of operations include adjustments to give effect to amortization of intangibles, consulting fees and shares of common stock issued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the merger been made at the beginning of the periods presented or the future results of the combined operations.

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. PER SHARE DATA:

     Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options and warrants were exercised. Earnings per share are computed as follows:

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                                ---------------------------------     ---------------------------------
                                                    2000               1999               2000               1999
                                                    ----               ----               ----               ----
Income (loss) before extraordinary gain            $(34,770)             $14,646          $(22,281)            $41,018
Extraordinary gain                                   --                    2,233           --                   21,230
                                                -------------     ---------------     --------------     --------------
Net income (loss)                                  $(34,770)             $16,879          $(22,281)            $62,248
                                                =============     ===============     ==============     ==============
Average shares of common stock outstanding
used to compute basic earnings per common
share                                                 72,839              61,343             68,005             60,233
Additional common shares to be issued
assuming exercise of stock options and
warrants, net of shares assumed reacquired            --                   2,137              --                 2,860
                                                -------------     ---------------     --------------     --------------
Shares used to compute dilutive effect of
stock options                                         72,839              63,480             68,005             63,093
                                                =============     ===============     ==============     ==============
Basic earnings (loss) per share:

  Income (loss) before extraordinary gain            $(0.48)              $ 0.24            $(0.33)             $ 0.68
                                                                            0.04                                  0.35
  Extraordinary gain                                    --                                     --
                                                -------------     ---------------     --------------     --------------
  Net income (loss)                                  $(0.48)              $ 0.28            $(0.33)             $ 1.03
                                                =============     ===============     ==============     ==============
Diluted earnings (loss) per share:

  Income (loss) before extraordinary gain         $   (0.48)              $ 0.23            $(0.33)             $ 0.65

  Extraordinary gain                                     --                 0.04               --                 0.34
                                                -------------     ---------------     --------------     --------------
  Net income (loss)                               $   (0.48)              $ 0.27            $(0.33)             $ 0.99
                                                =============     ===============     ==============     ==============


The diluted share basis for the three months and nine months ended September 30, 2000 excludes incremental shares related to stock options and warrants of 633,304 and 1,557,978, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

8. SUBSEQUENT EVENTS:

     On October 20, 2000, certain subsidiaries of the Company entered into a Credit Facility Agreement with MCG Finance Corporation providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The effectiveness of the line of credit facility is subject, among other things, to the successful syndication of that facility, which is expected to occur in 2001. Loans under the Credit Facility Agreement bear interest at a rate equal to either (a) the Prime Rate, as published by the Board of Governors of the Federal Reserve System, or (b) LIBOR, plus, in each case, the applicable margin. The applicable margin will initially be 2.5% for borrowings accruing interest at the Prime Rate and 4% for borrowings accruing interest at LIBOR; after December 31, 2000, the applicable margin will be based on the ratio of funded debt to trailing twelve-month operating cash flow, determined on a consolidated basis, and will vary from 2.0% to 2.5% for borrowings accruing interest at the Prime Rate and from 3.5% to 4.0% for borrowings accruing interest at LIBOR. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants

                         TALK.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

related to, among other things, liquidity, per-subscriber revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. The credit facilities under the Credit Facility Agreement terminate on June 30, 2001, but can be extended at the Company's election up to June 30, 2005 for the term loan facility and up to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are secured by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents; the Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. Upon its execution of the Credit Facility Agreement, the Company issued warrants for 300,000 shares of its common stock, which become exercisable at $4.36 per share, if the Company fails to exceed certain EBITDA thresholds for the fiscal quarters ended December 31, 2000 and March 31, 2001. The Company is also required to issue warrants exercisable for an additional 300,000 shares of common stock (exercisable immediately) on the date on which the line of credit facility is successfully syndicated (provided such date occurs prior to March 31, 2001). On October 20, 2000, the Company borrowed $20.0 million under the term loan facility (approximately $15.0 million was used to repay indebtedness of Access One).

                         TALK.COM INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW


         Talk.com Inc., through its subsidiaries, provides telecommunications services to residential and small business customers throughout the United States, primarily through its electronic billing and customer service platform. Talk.com Inc. and its subsidiaries are sometimes together referred to as the "Company" and as "Talk.com".

         The Company's telecommunications service offerings include long distance and local outbound service, including local services bundled with long distance services, internet service, inbound toll-free service and dedicated private line services for data. On August 9, 2000, a wholly owned subsidiary of the Company merged with and into Access One Communications Corp. ("Access One"), a New Jersey corporation, pursuant to the Agreement and Plan of Merger, dated as of March 24, 2000, between the Company and Access One. Access One was a private, local telecommunications service provider to nine states in the southeastern United States. As a result of the merger, Access One became a wholly owned subsidiary of the Company and Access One stockholders received 0.571428 shares of the Company's common stock in exchange for each share of Access One common stock held by such stockholders at the effective time of the merger, or an aggregate of approximately 12.2 million shares of the Company's common stock, and outstanding options and warrants to purchase shares of Access One common stock converted to options and warrants to purchase an aggregate of 2.1 million shares of the Company's common stock. Using a March 2000 agreement with Access One, the Company began offering local telecommunication service in Florida, Georgia, North Carolina, South Carolina, Kentucky, Louisiana, Mississippi, Tennessee, Alabama and New York in the second quarter of 2000. In the second quarter of 2000, the Company also began offering a bundle of long distance and local service to small business and select residential customers in the nine southeastern states serviced by Access One, through the Company's marketing partnerships and new direct channels. Late in the third quarter of 2000, the Company began offering local telecommunication services in Pennsylvania. The Company expects to continue to add to the states in which it offers local and bundled local and long distance telecommunication services.

         The Company believes that it has an opportunity to capture additional market share and accelerate future growth through its offerings of local and bundled local and long distance telecommunications services. In connection with its rollout of local services, the Company anticipates that the higher level of marketing and promotional expenditures during the first nine months of 2000 compared to 1999 will continue. However, the marketing and promotional expenditures for the fourth quarter of 2000 are expected to decrease on an absolute basis and as a percentage of revenue as compared to the third quarter of 2000. With the extension of the Company's long distance exclusivity period with AOL until at least June 2001, the Company also will continue to expend significant marketing dollars with AOL. The Company believes that, primarily because of these marketing and advertising expenditures, it will report a net loss for the fourth quarter of 2000 and the full year 2000. Notwithstanding the foregoing, the Company expects its EBITDA loss in the fourth quarter of 2000 to be substantially less than for the third quarter of 2000 and that it will achieve EBITDA breakeven in the first quarter of 2001. EBITDA means net income or loss adjusted to eliminate interest income and expense, taxes, depreciation and amortization.

                         TALK.COM INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table set forth for the periods indicated certain financial data as a percentage of sales:

                                                 FOR THE THREE MONTHS           FOR THE NINE MONTHS ENDED
                                                  ENDED SEPTEMBER 30,                 SEPTEMBER 30,
                                               --------------------------       ---------------------------
                                                 2000            1999              2000            1999
                                               ----------     -----------       -----------     -----------
Sales                                             100.0%          100.0%           100.0%          100.0%
Cost of sales                                      59.8            60.4             61.2            62.8
                                               ----------     -----------       -----------     -----------
Gross profit                                       40.2            39.6             38.8            37.2
                                               ----------     -----------       -----------     -----------
Operating expenses (income):
    General and administrative expenses            14.9             7.6             10.6             7.8
    Promotional, marketing and advertising
      expenses                                     47.6            19.8             30.7            17.3
    Depreciation and amortization                   5.2             1.1              2.5             1.2
    Significant other income                        --              --                --            (0.8)
                                               ----------     -----------       -----------     -----------
                  Total operating expenses         67.7            28.5             43.8            25.5
                                               ----------     -----------       -----------     -----------
Operating income (loss)                           (27.5)           11.1             (5.0)           11.7

Interest income (expense), net                     (0.1)            (.4)             0.1             (.1)

Other expense, net                                 (1.2)            (.2)            (0.5)            (.4)
                                               ----------     -----------       -----------     -----------
Income (loss) before income taxes                 (28.8)           10.5             (5.4)           11.2

Provision for income taxes                          0.2             --               --              --
                                               ----------     -----------       -----------     -----------
Income (loss) before extraordinary gain             0.0            10.5             (5.4)           11.2

Extraordinary gain                                  --               1.6             --               5.7
                                               ----------     -----------       -----------     -----------
Net income (loss)                                 (28.6%)          12.1%            (5.4%)          16.9%
                                               ==========     ===========       ===========     ===========


QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         Sales


         Sales decreased by 13.4% to $121.3 million for the quarter ended September 30, 2000 from $140.0 million for the quarter ended September 30, 1999. This decrease was a result of the Company's exit from the international wholesale business, a decline in the number of long distance customers, and a reduction in the Company's other sales. The Company elected to exit the international wholesale business, because of the low gross profit margins associated therewith. The decrease in long distance sales was partially offset by growth in sales from new local customers and the revenues from Access One since the date of the merger. During the second quarter of 2000, there was a significant reduction in the principal marketing opportunity provided to the Company by AOL, which resulted in a decline in gross additions of new long distance customers. In addition, the Company instituted new collection procedures in the first quarter of 2000, which the Company believes contributed to customer terminations during the introduction period of the new procedures at a rate greater than the Company's historical churn experience. With the reduction in long distance sales from the interruption of its primary AOL marketing channel, increased churn, the exit from the international wholesale business and the decline in other sales, the Company experienced a reduction in total sales for the third quarter ended September 30, 2000 from total sales of $135.8 million in the second quarter of 2000. The Company believes that revenue from its long distance business will be sequentially flat in the fourth quarter of 2000 compared to the third quarter of 2000.

         While the Company believes it offers competitively priced services, sales could be adversely affected by the intense competition in this industry. In addition, the Company's ability to provision long distance and local bundled services directly affects sales. Growth in the Company's sales of local services will also be affected by the Company's ability to continue to expand its offerings of such services to new states and to continue to build share in existing markets.

                         TALK.COM INC. AND SUBSIDIARIES

         A significant percentage of the Company's revenues in the quarters ended September 30, 2000 and 1999 were derived from long distance telecommunications services provided to customers who were obtained under the AOL agreement and a significant decline in its AOL subscribers that is not offset by growth in other subscribers could have a significant effect on the Company's results of operations and cash flow. While the Company's rights to market long distance exclusively under the AOL agreement do not expire until June 30, 2003, AOL has the right in each year beginning in 2000, to elect, on or before May 1 of such year, to permit others to market long distance telecommunications services after June 30 of such year to AOL's subscribers. Notwithstanding any such AOL election, the Company's rights to continue to market its services to AOL subscribers on a non-exclusive basis, but with significant marketing rights, would continue until June 30, 2003. AOL did not exercise its right as to 2000 and, accordingly, the exclusivity period for long distance will continue through at least June 2001 and the Company will be obliged to make fixed quarterly payments during the year ending June 30, 2001 of at least $15.0 million ($18.0 million in the last two quarters of 2000 before a $1 million credit from AOL in the third quarter) to AOL. AOL did elect to terminate the Company's exclusive right to offer wireless services to AOL subscribers, but the Company's right to offer wireless services will continue on a non-exclusive basis. The Company plans to continue to market its services to AOL subscribers, and also plans, as discussed above, to increase its efforts to expand its base of long distance and local bundled customers.

         Cost of Sales

         Cost of sales decreased by 14.3% to $72.5 million in the quarter ended September 30, 2000 from $84.6 million in the quarter ended September 30, 1999, and as a percentage of sales, decreased to 59.8% as compared to 60.4% for the same quarter last year. The decreases were mainly due to a decrease in network costs as a result of exiting of the international wholesale business, a lower number of long distance customers, a reduction in local access charges, and a reduction in primary interexchange carrier charges ("PICC"). In addition, partition costs and billing costs were lower. The decrease in cost of sales was offset by an increase in bad debt expense and additional cost of sales relating to the growth of the local business and the cost of sales of Access One since the date of merger. The Company provided $3.7 million more in bad debt expense during the quarter ended September 30, 2000 over the same quarter last year. This increase is to due to the provision for certain aged receivables that are now deemed not collectible, and the bad debt expense from Access One since the date of merger. The Company expects bad debt expense to be flat for the fourth quarter of 2000 and to decrease for 2001.

         Gross Profit

          Gross profit increased to 40.2% of sales in the quarter ended September 30, 2000 from 39.6% in the quarter ended September 30, 1999. The increase in the gross profit percentage was primarily due to lower network, partition and billing costs offset by additional provisions for bad debt and increased cost associated with the growing local business, as noted above. Due to the growth of local bundled service revenue as a percentage of total revenue, the early stage of development of the Company's local service initiative, fluctuations in bad debt expense, as well as the intensification of price competition for the Company's products, the Company may not continue to experience an upward trend in gross profits in the future.

         General and Administrative Expenses

         General and administrative expenses increased by 70.8% to $18.1 million in the quarter ended September 30, 2000 from $10.6 million in the quarter ended September 30, 1999. As a percentage of sales, general and administrative expenses increased to 14.9% for the quarter ended September 30, 2000 from 7.6 % for the quarter ended September 30, 1999. The increase was due primarily to increased costs associated with additional personnel hired to support the Company's growth in the local services business and the additional sales, provisioning and customer service support for the local customers. The general and administrative expenses of Access One are also included since the date of merger.

         Promotional, Marketing and Advertising Expenses

         During the quarter ended September 30, 2000, the Company incurred $57.8 million in promotional, marketing and advertising expenses as compared to $27.7 million in the quarter ended September 30, 1999. This represents an increase of 108.7% over the same period last year, and relates to the Company's efforts to expand its long distance and local bundled customer base as well as higher promotional costs and an increase in fixed payments

                         TALK.COM INC. AND SUBSIDIARIES

to AOL and the addition of Access One marketing and promotional expenses since the date of merger. The Company sold over 185,000 lines in the third quarter of 2000 that are expected to be billed in the fourth quarter of 2000. The Company expects to continue to incur marketing and promotional expenses as it implements its plans noted above to aggressively pursue local subscribers and line growth, particularly non-AOL customers. However, fourth quarter 2000 expenses are expected to be lower than in the third quarter 2000. Fixed payments to AOL have increased by $3.0 million for both the third and fourth quarters of 2000 in connection with AOL's agreement to provide certain additional marketing in the last five months of 2000. After taking into account a third quarter credit from AOL, fixed payments to AOL in the third quarter of 2000 were $17.0 and will be $18.0 million for the fourth quarter of 2000.

         Depreciation and Amortization

         Depreciation and amortization for the quarter ended September 30, 2000 was $6.3 million, an increase of $4.8 million compared to $1.5 million for the same period in 1999. This increase is due primarily to the amortization of the goodwill recorded upon the Access One acquisition ($3.7 million of amortization for the third quarter of 2000), and also reflects the continued purchase of property and equipment to support the Company's ongoing growth, particularly with investment in a state-of-the-art billing, provisioning and customer service system platform, along with additional property, equipment and intangibles that were acquired by the Company in the Access One merger. The excess of the purchase price over the fair value of the net assets acquired in the Access One acquisition was approximately $224.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over ten years.

         Interest Income (Expense), net

         Net interest expense was $105,000 for the quarter ended September 30, 2000 as compared to net interest expense of $624,000 for the quarter ended September 30, 1999. This represents an decrease of $519,000 from the third quarter of last year due primarily to the higher level of cash and cash equivalents and lower debt levels in the 2000 period. Net interest income consists primarily of interest income earned on cash and cash equivalents offset by interest expense related to the Company's convertible debt and interest expense incurred by Access One since the date of the merger.

         Other Expense, net

         Net other expense was $1.5 million for the quarter ended September 30, 2000 as compared to $309,000 for the quarter ended September 30, 1999. The increase is due primarily to a $1 million increase in the reserve on a note receivable.

         Provision for Income Taxes

         During the quarter ended September 30, 2000, due to an expected loss for this fiscal year, the Company recorded an income tax benefit of $250,000 that represents a reversal of the provision recorded in the quarter ended March 31, 2000. In the quarter ended March 31, 2000, the Company recorded the provision relating to the expected payment of federal income taxes on alternative minimum taxable income for the fiscal year.

         Extraordinary Gain

         During the quarter ended September 30, 1999 the Company recorded an extraordinary gain of $2.2 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Sales

         Sales increased by 12.3% to $413.1 million for the nine months ended September 30, 2000 from $367.7 million for the nine months ended September 30, 1999. This increase was primarily a result of an increase in the number of long distance customers, growth in new local customers, addition of Access One revenues since the date of merger, and sales from the international wholesale business. The Company exited the international wholesale business in the third quarter, because of the low gross profit margins associated therewith. The increase in sales was partially

                         TALK.COM INC. AND SUBSIDIARIES

offset by a decrease in the Company's other sales, as the Company has continued to focus primarily on developing its long distance and local bundled customer base. The addition of new marketing partners has contributed to the growth in sales for the nine months ended September 30, 2000 compared to the same period for 1999.

         As discussed above in the third quarter discussion, during the second quarter of 2000, there was a significant reduction in the principal marketing opportunity provided to the Company by AOL, which resulted in a decline in gross additions of new customers. In addition, the Company instituted new collection procedures in the first quarter of 2000, which the Company believes contributed to customer terminations during the introduction period of the new procedures at a rate greater than the Company's historical churn experience. With the reduction in long distance sales from the interruption of its primary AOL marketing channel, increased churn, the exit from the international wholesale business and the decline in other sales, the Company experienced a reduction in total sales for the third quarter ended September 30, 2000 from total sales of $135.8 million in the second quarter of 2000. While the Company believes it offers competitively priced services, sales could be adversely affected by the intense competition in this industry. In addition, the Company's ability to provision long distance and local bundled services directly affects sales. Growth in the Company's sales of local services will also be affected by the Company's ability to continue to expand its offerings of such services to new states and to continue to build share in existing markets.

         A significant percentage of the Company's revenues in the nine months ended September 30, 2000 and 1999 were derived from long distance telecommunications services provided to customers who were obtained under the AOL agreement and, as discussed above in the third quarter discussion, a significant decline in its AOL subscribers that is not offset by growth in other subscribers could have a significant effect on the Company's results of operations and cash flow.

         Cost of Sales

         Cost of sales increased by 9.4% to $252.7 million in the nine months ended September 30, 2000 from $231.0 million in the nine months ended September 30, 1999. This increase was due to the overall increase in sales for the nine months ended September 30, 2000 as compared to the same period last year and the addition of Access One cost of sales since the date of merger. As a percentage of sales, cost of sales for the nine months in 2000 decreased to 61.2% as compared to 62.8% for the same period last year. The decrease was primarily due to lower network usage costs for services on the Company's OBN network on a per minute basis and lower partition costs due to the decrease in other sales, offset by increased bad debt and by higher network costs associated with the international wholesale business, as noted above.

         Gross Profit

          Gross profit increased to 38.8% of sales in the nine months ended September 30, 2000 from 37.2% in the nine months ended September 30, 1999. The increase in the gross profit percentage was primarily due to lower network usage costs for OBN services on a per minute basis and lower partition costs due to the decrease in other sales, as noted above.

         General and Administrative Expenses

          General and administrative expenses increased by 53.8% to $44.0 million in the nine months ended September 30, 2000 from $28.6 million in the nine months ended September 30, 1999. As a percentage of sales, general and administrative expenses increased to 10.6% for the nine months ended September 30, 2000 from 7.8 % for the nine months ended September 30, 1999. The increase was due primarily to costs associated with additional personnel hired to support the Company's continuing growth in the local services business and the addition of Access One general and administrative expenses since the date of the merger.

         Promotional, Marketing, and Advertising Expenses

         During the nine months ended September 30, 2000, the Company incurred $126.9 million in promotional, marketing and advertising expenses as compared to $63.5 million in the nine months ended September 30, 1999. This represents an increase of 99.8% over the same period last year, and relates to the Company's efforts to expand

                         TALK.COM INC. AND SUBSIDIARIES

its long distance and local bundled customer base as well as higher promotional costs and an increase in fixed payments to AOL and the addition of Access One marketing and promotional expenses since the date of merger.

         Depreciation and Amortization

         Depreciation and amortization for the nine months ended September 30, 2000 was $10.2 million, an increase of 131.8% compared to $4.4 million for the same period in 1999. This increase is due primarily to the amortization of the goodwill recorded upon the Access One acquisition ($3.7 million of amortization for the nine months ended September 30, 2000), and also reflects the continued purchase of property and equipment to support the Company's ongoing growth, particularly with investment in a state-of-the-art billing, provisioning and customer service system platform, along with additional property, equipment and intangibles that were acquired by the Company in the Access One merger. The excess of the purchase price over the fair value of the net assets acquired in the Access One acquisition was approximately $224.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over ten years.

         Significant Other Income

         During the nine months ended September 30, 1999, the Company sold TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $2.7 million.

         Interest Income (Expense), net

         Net interest income was $546,000 for the nine months ended September 30, 2000 as compared to net interest expense of $592,000 for the nine months ended September 30, 1999. This is a decrease in interest expense of $1.1 million from the nine months of last year due to higher levels of cash and cash equivalents and lower convertible debt levels in the 2000 period. Net interest income consists primarily of interest income earned on cash and cash equivalents offset by interest expense related to the Company's convertible debt and Access One notes payable since the date of the merger.

         Other Expense, net

         Net other expense was $2.1 million for the nine months ended September 30, 2000 as compared to $1.3 million for the nine months ended September 30, 1999. This represents a 61.5% increase compared to the nine months of last year. The increase is due primarily to a $1.0 million increase in the reserve on a note receivable.

         Provision for Income Taxes

         Due to an expected loss for this fiscal year, no income tax provision was booked by the Company in the nine months ended September 30, 2000.

         Extraordinary Gain

         During the nine months ended September 30, 1999, the Company recorded an extraordinary gain of $21.2 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $70.4 million of cash and cash equivalents as of September 30, 2000, and $78.9 million as of December 31, 1999. The decrease in cash is primarily a result of $29.9 million in capital expenditures for the purchase of property and equipment, related primarily to the expansion of the business discussed above, offset in part by cash generated from the Company's operations and the receipt of $11.1 million in connection with the exercise of outstanding Common Stock rights prior to their expiration in February 2000.

     Net cash provided by operating activities was $11.6 million for the nine months ended September 30, 2000. Net cash provided by operating activities was $5.1 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, the major contributors to the net cash provided by operating activities were a

                         TALK.COM INC. AND SUBSIDIARIES

decrease in prepaid expenses and other current assets of $6.9 million, an increase in accounts payable and accrued expenses of $13.3 million and adjustments to net income for non-cash items of $21.3 million. This was offset by a net loss of $22.3 million, an increase in net trade accounts receivable of $9.0 million and a decrease in other liabilities of $3.0 million. For the nine months ended September 30, 1999, net cash provided by operating activities was mainly generated by net income of $62.2 million and a net decrease in other assets of $4.1, offset by a reduction in accounts payable and accrued expenses of $24.4 million, an adjustment for the extraordinary gain of $21.2 million recorded from the acquisition of the Company's convertible debt and an increase in accounts receivable, trade of $12.8 million.

     Net cash used in investing activities of $33.7 million related primarily to the purchase of property, equipment and intangibles during the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the net cash provided by investing activities was mainly from the sale of marketable securities of $89.6 million.

     The $13.6 million net cash provided by financing activities for the nine months ended September 30, 2000 was received from the exercise of employee stock options and common stock purchase rights. For the nine months ended September 30, 1999, the net cash used in financing activities totaled $49.6 million. On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring 4,121,372 shares of Common Stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of Common Stock pursuant to various warrants held by AOL. Additional financing activities generated $25.0 million from the exercise of employee stock options. These activities in 1999 were offset by the acquisition of convertible debt of $72.3 million, the repayment of margin account indebtedness of $49.6 million and the acquisition of treasury stock of $7.7 million.

Under the terms of the Investment Agreement with AOL, the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of Company common stock held by AOL during the period from June 1, 1999 through September 30, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of Company common stock as of November 10, 2000, the reimbursement amount would be approximately $54.0 million. AOL also has the right, on termination of the Company's long distance exclusivity under its marketing agreement with AOL, to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares of Company common stock for $36.3 million, which repurchase price can be paid in Common Stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35.0 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50.0 million, to secure its obligations under the Investment Agreement with AOL. Mr. Daniel Borislow, former Chairman of the Board and Chief Executive Officer of the Company, has agreed to guarantee up to $20.0 million of the Company's reimbursement obligations under the Investment
Agreement with AOL. By an amendment dated as of August 2, 2000, the period during which AOL may exercise its rights to reimbursement for losses on the sale of stock, as described above, was extended from September 30, 2000 to September 20, 2001. Also as of August 2, 2000, the Company received a letter from AOL confirming that AOL does not intend to exercise such rights to reimbursement for shortfalls earlier than December 31, 2000.

     The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

     At the time of the Company's acquisition of Access One, Access One and its subsidiaries had $15.0 million of loans outstanding under an existing credit facility with MCG Finance Corporation. The loans under the credit facility were secured by a pledge of all of the assets of Access One and its subsidiaries. In addition, the Company

                         TALK.COM INC. AND SUBSIDIARIES

guaranteed the obligations of Access One and its subsidiaries under the credit facility. The $15.0 million loan was repaid on October 20, 2000 when certain subsidiaries of the Company entered into a Credit Facility Agreement with MCG Finance Corporation, providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The effectiveness of the line of credit facility is subject, among other things, to the successful syndication of that facility, which is expected to occur in 2001. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. The credit facilities under the Credit Facility Agreement terminate on June 30, 2001, but can be extended at the Company's election up to June 30, 2005 for the term loan facility and up to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are secured by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents; the Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. Upon its execution of the Credit Facility Agreement, the Company issued warrants for 300,000 shares of its common stock, which become exercisable, at $4.36 per share, if the Company fails to exceed certain EBITDA thresholds for the fiscal quarters ended December 31, 2000 and March 31, 2001. The Company is also required to issue warrants exercisable for an additional 300,000 shares of common stock (exercisable immediately) on the date on which the line of credit facility is successfully syndicated (provided such date occurs prior to March 31, 2001). On October 20, 2000, the Company borrowed $20.0 million under the term loan facility (approximately $15.0 million was used to repay the Access One loans).

         The Company does not, and has not historically, required significant amounts of working capital for its day-to-day operations. The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash requirements, including marketing and promotional expenditures discussed above, for at least the next twelve months. The Company also believes, based on its existing cash and cash equivalents and its expectations as to future cash flow from operations, that, should AOL elect during the exercise period of January 1, 2001 through September 30, 2001 to sell its shares of the Company's common stock at a price below $19 per share. The Company will have the ability to obtain the financing necessary to fund such portion of its reimbursement obligations under the AOL Investment Agreement as it does not fund from its cash on hand at such time. Should the Company seek to raise additional capital, however, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed in the foregoing Management's Discussion and Analysis, important factors that could cause such actual results to differ materially include, among others, adverse developments in the Company's relationship with its marketing partners, increased price competition for long distance and local services, failure of the marketing of long distance and local services under its agreements with its various marketing partners and its direct marketing channels, attrition in the number of end users, a failure of the Company to continue to successfully integrate the operations of Access One or difficulties in managing the larger combined companies, a failure of the Company's new local services and bundled local and long distance services initiative, failure of the Company to expand its offering of local and local bundled services to new states, failure of the Company to manage its growth and changes in government policy, regulation and enforcement. The Company undertakes no obligation to update its forward-looking statements.

                         TALK.COM INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is subject to a variety of risks, such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations consist primarily of its own convertible notes and credit facility. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because management does not consider the potential impact of changes in interest rates to be material.

     The Company's available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of the Company's cash flows are derived from its operations within the United States and the Company is not subject to market risk associated with changes in foreign exchange rates.

                         TALK.COM INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Rights of Equity Securities

     On October 20, 2000, certain subsidiaries of the Company entered into a Credit Facility Agreement with MCG Finance Corporation. The Company's guarantee of such subsidiaries' obligations under the Credit Facility Agreement subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances.

Issuances of Securities

     Upon its execution of a Credit Facility Agreement with MCG Finance Corporation (with its affiliated entities, collectively "MCG") on October 20, 2000, the Company issued warrants for 300,000 shares of its common stock to MCG, which warrants become exercisable at $4.36 per share if the Company fails to exceed certain revenue thresholds for the fiscal quarters ended December 31, 2000 and March 31, 2001.

     On August 9, 2000, the Company issued currently exercisable warrants to purchase 300,000 shares of its common stock to MCG in consideration of a consulting agreement and services provided by MCG thereunder to Access One Communications Corp. These warrants have an exercise price of $4.73 and expire on August 8, 2007.

     Each of the above issuances was made by the Company in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        10.1     Employment Agreement between the Company and Thomas M. Walsh dated August 7, 2000. *

        10.2     Indemnification Agreement between the Company Thomas M. Walsh dated August 7, 2000. *

        10.3     Non-Qualified Stock Option Agreement between the Company and Thomas M. Walsh dated August 7, 2000. *

        10.4     Credit Facility Agreement among Talk.com Holding Corp., Access One Communications Corp, certain of their direct and indirect subsidiaries and MCG Finance Corporation, dated as of October 20, 2000. ++

        10.5     Guaranty between Talk.com Inc. in favor of MCG Finance Corporation, dated as of October 20, 2000.

        27       Financial Data Schedule

         *       Management contract or compensatory plan or arrangement.
         ++      Confidential treatment has been requested for portions of this exhibit.

                         TALK.COM INC. AND SUBSIDIARIES

         (b) Reports on Form 8-K:

                  During the quarter ended September 30, 2000, the Company filed three Current Reports on Form 8-K reporting on the following:

                  The Current Report on Form 8-K, dated August 2, 2000, reported under Item 5. Other Events, an extension of the reimbursement obligation under the Investment Agreement with America Online, Inc.

                  The Current Report on Form 8-K, dated August 9, 2000, reported on Item 2. Acquisition or Disposition of Assets, that a wholly owned subsidiary of the Company merged with and into Access One Communications Corp., a New Jersey corporation ("Access One"), pursuant to the Agreement and Plan of Merger, dated as of March 24, 2000, between the Company and Access One.

                  The  Current  Report on Form 8-K,  dated  September  8,  2000, reported under Item 4. Changes in Registrant's Certifying Accountant the change in the Company's independent certified public accountants to PricewaterhouseCoopers LLP.

                         TALK.COM INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TALK.COM INC.


Date:    November 14, 2000                      By: /s/ Gabriel Battista
                                                   ---------------------
                                                Gabriel Battista
                                                Chief Executive Officer

Date:    November 14, 2000                      By: /s/ Edward B. Meyercord, III
                                                   -----------------------------
                                                Edward B. Meyercord, III
                                                Chief Operating Officer and
                                                Chief Financial Officer

Date:    November 14, 2000                      By: /s/ Janet C. Kirschner
                                                   -----------------------
                                                Janet C. Kirschner
                                                Controller