Form 10-K
period 2000-12-31
TALK COM
filed 2001-04-02
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
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

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         As of March 29, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on March 29, 2001 of $1.625 per share as reported on the Nasdaq National Market, was approximately $123,541,687.75 (calculated by excluding solely for purposes of this form outstanding shares owned by directors and executive officers).

         As of March 29, 2001, the registrant had issued and outstanding 78,374,387 shares of its Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                  TALK.COM INC.

                               INDEX TO FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM                                                                            PAGE
 NO.                                                                             NO.
                                    PART I
     1.  Business                                                                 1
     2.  Properties                                                               9
     3.  Legal Proceedings                                                        9
     4.  Submission of Matters to a Vote of Security Holders                      9

                                    PART II
     5.  Market for Registrant's Common Equity and Related Stockholders Matters  10
     6.  Selected Consolidated Financial Data                                    11
     7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                              12
     7a. Quantitative and Qualitative Disclosure About Market Risk               17
     8.  Financial Statements and Supplementary Data                             17
     9.  Changes in and Disagreements with Accountants and Financial Disclosure  41

                                   PART III
    10.  Directors and Executive Officers of the Registrant                      41
    11.  Executive Compensation                                                  43
    12.  Security Ownership of Certain Beneficial Owners and Management          47
    13.  Certain Relationships and Related Transactions                          48

                                   PART IV
    14. Exhibits, Financial Statement Schedules and Reports on Form 8-K          48

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Talk.com Inc., through its subsidiaries (the "Company" or "Talk.com"), provides local and long distance telecommunication services to residential and small business customers throughout the United States. The Company has developed advanced order processing, provisioning, billing, payment, customer service and information systems that enable the Company to integrate data and information on a real time basis into the Company's various operations.

         The Company's telecommunication services offerings include local and long distance telecommunication services, including local services bundled with long distance services, inbound toll-free service and dedicated private line services for data transmission. The Company seeks to expand its customer base through its new direct marketing channels and existing and new marketing arrangements with business partners and to build a more diverse products and services portfolio, including non-telecommunication products and services. In connection with the Company's strategy to diversify its product portfolio and to bundle local service with its core long distance service offerings the Company acquired Access One Communications Corp. ("Access One") in August, 2000. Access One was a private, local telecommunication services provider to nine states in the southeastern United States.

         The Company markets its telecommunication services directly to customers under its own brand as well as through the brand names of its marketing partners, including America Online, Inc. ("AOL"). In addition to its direct marketing channels, consumers and small businesses can subscribe for the Company's services on the Internet through its web site located at www.talk.com.

         The Company owns and maintains its own nationwide long distance network, which includes Company-owned Lucent 5ESS-2000 switches located in selected areas throughout the United States. The Company's network carries the vast majority of its customers' long distance calls. To provide local telecommunication services to its customers, the Company uses the unbundled network elements platform ("UNE-P") from, and, to a lesser extent resale agreements with, the incumbent local exchange carriers ("ILECs"). The Company's network is further supported by agreements with major interexchange carriers that provide interconnections among the Company's switches and local carriers' switches, origination and termination of calls, overflow capacity, international long distance services and other services that the Company provides to its customers.

         The Company has developed advanced, integrated order processing, provisioning, billing, payment, customer service and information systems utilizing state-of-the-art technology. Through dedicated electronic connections with the Company's long distance network and the ILECs from which the Company purchases local services, the Company has designed its systems to process, on a real-time basis, information that is integrated into the Company's various operations. The Company processes millions of call records each day. In addition, through its proprietary software, the Company rates, and makes available on the Internet to its customers, call detail records within minutes of actual calls.

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

SALES AND MARKETING

         The Company conducts its sales and marketing efforts through direct mail, inbound and outbound telemarketing and agent sales, as well as online, through its various partners and through the Company's own web site located at www.talk.com.

         In 2000, the Company's sales and marketing efforts focused both on marketing long distance services and marketing a bundle of local and long distance telecommunication services directly to customers under its own brand and under the brand of its marketing partners, principally AOL. The Company began offering a bundle of local and long distance telecommunication services in the second quarter to small business and select residential customers in Florida, Georgia, North Carolina, South Carolina, Kentucky, Louisiana, Mississippi, Tennessee, Alabama and New York through the Company's marketing partnerships and new direct marketing channels. Late in the third quarter of 2000, the Company began offering local telecommunication services in Pennsylvania and began offering local services in Texas during the fourth quarter of 2000. Recently, the Company announced that it had begun to offer local telecommunication services in California and that it expects to continue to add to the states in which it offers bundled local and long distance telecommunication services. Of the Company's approximately 1.4 million long distance subscribers, approximately 1.15 million are AOL subscribers and the remainder of the customers were obtained through the Company's own direct marketing or with its other marketing partners. The Company ended the year with approximately 265,000 bundled lines (local and long distance services) billed for December 2000.

         The Company's rights under its marketing agreement with AOL to market long distance telecommunication services on AOL on an exclusive basis expire on June 30, 2003. However, AOL may elect to allow others to market long distance telecommunication services on AOL after June 30, 2001, provided that the Company's rights to continue to market its long distance telecommunication services to AOL subscribers on a non-exclusive basis, with significant marketing rights, would continue until June 30, 2003. Among the marketing rights available to the Company under the AOL agreement throughout the term of the agreement until June 2003 are the following:

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

         o The right (either exclusive or non-exclusive, as the case may be) to market and sell wireless, local and long distance and other products and services over the AOL online network.

         AOL provided the Company with notice in 2000 that the Company's exclusivity as to wireless services would terminate on July 1, 2000, although the Company's right to offer wireless services continues on a non-exclusive basis. In addition, the Company has the right to market local telecommunication services bundled with long distance,

         Because of the opportunities to offer the bundle of local and long distance telecommunication services directly to customers and the significant marketing rights that would continue even were a termination of the long distance exclusivity period under the AOL agreement to occur, the Company believes that the early termination of the exclusivity period should not be detrimental to the Company's business. The Company believes that the exclusivity opportunity under the AOL agreement already has given the Company a valuable lead in marketing telecommunication services to AOL subscribers. The value of this barrier to entry is uncertain, however, because the Company is unable to predict whether potential competitors would be required, or otherwise be willing, to invest the substantial sums that the Company believes would be required to acquire a base of AOL customers for telecommunication services comparable to the Company's existing base of AOL subscribers.

         The Company continues to seek new marketing partners and arrangements to expand both its opportunities to attract other customers to its services and the products and services that it offers to its customer base. As part of its efforts to expand the bundle of services available to its customers, the Company introduced teleconferencing with real-time document sharing via the Internet, keyboard calling which allows customers to send free text or voice messages via the Internet, access to wireless products and services, and voicemail. The Company continues to offer access to on-line white and yellow pages through a private label relationship with InfoSpace.com, Inc. and a single click procedure for "reverse" look up of phone numbers that enables on-line customers to track and verify their billing information by identifying the name and address associated with the phone number called.

         The Company  also  provides,  as a small and  declining  portion of its
business,   telecommunication  services  primarily  to  small  and  medium-sized businesses through independent resellers known as partitions.

TELECOMMUNICATION NETWORK AND SERVICES

         Long Distance

         To provide its long distance telecommunication services to customers, the Company predominantly uses its own telecommunication network. The Company generally uses its long distance network to provide services directly to its end users and partitions. As of December 31, 2000, the Company provisioned over its network approximately 95% of the lines using its services.

         The Company's network is comprised of equipment and facilities that are either owned or leased by the Company. The Company contracts for certain telecommunication services that the Company maintains with a variety of other carriers. The Company owns, operates and maintains five Lucent 5ESS-2000 switches in its network. These switches are generally considered extremely reliable and feature the Digital Networking Unit--SONET technology. The Digital Networking Unit is a switching interface that is designed to increase the reliability of the 5ESS-2000 and to provide much greater capacity in a significantly smaller footprint.

         The switches are connected to each other by connection lines and digital cross-connect equipment that the Company owns or leases. See "Service Agreements with Other Carriers." The Company also has installed lines to connect its long distance switches to switches owned by various local telecommunication service carriers. The Company is responsible for maintaining these lines and has entered into a contract with GTE with respect to the monitoring, servicing and maintenance of this equipment.

         The access charges that the Company pays to local exchange carriers to connect customers to the Company's network represent a substantial portion of the total cost of providing long distance services over its network. As a result of regulatory changes and the increasing competitiveness of the local service market, it is expected that access charges will decrease, but there is no assurance that this decrease will occur. In any event, savings from any such decreases may be offset by universal service contributions imposed on carriers, including the Company. See "Competition" and "Regulation".

         In addition, the Company maintains contracts with other carriers that provide the Company with a variety of other services. See "Service Agreements with Other Carriers." These contracts include services for assisting with the overflow of telecommunication traffic over its network, for carrying calls internationally and for providing directory assistance and other operator assisted calls. The combination of these contracts permits the Company to obtain a particular type of service from more than one carrier at a given time and gives the Company the flexibility to seek the best rates available for a particular service at a given time.

         The fact that the Company operates its own switches subjects the Company to risk of significant interruption. Fires or natural disasters, for example, could cause damage to the Company's switching equipment or to transmission facilities connecting its switches. Any interruption in the Company's services over its network caused by such damage could have a material adverse impact on the Company's financial condition and results of operations. In such circumstances, the Company could attempt to minimize the interruption of its service by carrying traffic through its overflow and resale arrangements with other carriers.

         The Company has continued to expand the capacity of its network to meet increased demand and believes that such capacity may be further expanded at reasonable cost to meet the Company's needs in the foreseeable future, including expansion resulting from the Company's growth of its business partnerships and its own web site.

         Service Agreements with Other Carriers

         The Company historically obtained services from AT&T through multiple contract tariffs. With the deployment of its network, the Company requires fewer such services from that carrier to sell its services. Instead of relying exclusively on AT&T, the Company has entered into contracts with various other long distance and local carriers of telecommunication services for both its network and reselling operations. These services enable the Company to:

         o        Connect the Company's switches to each other

         o Connect the Company's switches to the switches of local telecommunication service carriers

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

         In February 1999, the Company entered into a new Master Carrier Agreement with AT&T. The agreement, which has since been amended from time to time, provides the Company with a variety of services, including transmission facilities to connect the Company's network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. Consistent with the Company's desire to expand the sources of its network services, the new contract eliminated a requirement for the Company to purchase the majority of its requirements for these services from AT&T and replaced it with a requirement for the Company to purchase minimum dollar amounts of services from AT&T during the term of the agreement. The Company does not anticipate any difficulty in satisfying these minimum requirements.

         Local

         The Company uses the unbundled network element platform, or UNE-P, from, and, to a lesser extent, resale agreements with, the incumbent local exchange carriers, or ILECs, to provide local telephone services to its customers.

         On November 5, 1999, the Federal Communications Commission ("FCC") released an order reconfirming that ILECs nationwide must offer to competitors, in an individual or combined form, a series of unbundled network elements that comprise the most important facilities, features, functions, and capabilities of an incumbent local carrier's network. The price at which such elements are offered must correspond to the forward-looking cost of providing these elements. When offered in the combination known as UNE-P, these piece-parts include the loop and switching elements needed to provide local telephone service to a customer. Although ILECs have a general obligation to provide UNE-P, the obligation is limited in the central business districts of the top 50 metropolitan statistical areas of the nation. In such markets, the obligation to provide UNE-P currently is limited to carriers serving customers with less than four telephone lines. The FCC is currently reviewing whether to expand or further restrict the availability of UNE-P and the availability of combinations of network elements, including UNE-P, is being challenged in the courts.

         The Company uses UNE-P to provide local telecommunication services primarily to residential and small business customers, and the Company expects that its experience in providing local telephone service will facilitate nationwide delivery of this product. Because the Company's current focus is on residential and small business markets, the restriction on UNE-P availability in the central business districts of the top 50 metropolitan statistical areas has not been a major impediment to its operations to date.

         Providing local telephone service through use of UNE-P provides the Company with significant advantages. Foremost, UNE-P allows the Company to offer local telephone service to customers located virtually anywhere without deploying costly local switching facilities. The Company is able to minimize current capital expenditures and at the same time maintain network and service design flexibility for the next generation of telecommunication technology.

         In addition, by providing local telephone service using UNE-P, the Company believes it can realize significantly higher margins than competitors that provide service by reselling the retail services of incumbent local carriers. However, in some instances such as customers having high usage volumes, resale may provide the Company with more attractive pricing than the use of UNE-P. The Company is not required to pay local network access fees to ILECs in some instances, and the Company often is entitled to collect local network access fees from other companies for delivering calls to the Company's local telephone customers. Importantly, use of UNE-P also enables the Company to control the underlying network platform used to provide local telecommunication services, which enables the Company to create and deploy innovative products and service applications.

         The Company's UNE-P deployment strategy presents several risks. In providing local telephone service using UNE-P, the Company must rely on the availability of network elements in combined form from ILECs, the Company's main competitors. The continued ability to obtain those network elements in the configuration known as UNE-P depends on FCC and state regulatory rulings that require ILECs to make UNE-P available to carriers. If those rules were modified or eliminated, the ability to provide local service to customers using UNE-P could be materially adversely affected. The FCC has been asked by several incumbent telephone companies to reconsider its order directing them to provide UNE-P. In addition, ILECs have appealed the FCC's requirement that they provide UNE-P to a federal appeals court, asking the court to overturn the FCC's decision.

         Changes in the cost of the network elements that comprise UNE-P also could materially adversely affect the viability of using UNE-P to provide local service. Last year, a U.S. Court of Appeals partially set aside FCC rules prescribing how ILECs must set rates for network elements, including UNE-P. That decision, which is on appeal to the U.S. Supreme Court, could ultimately lead ILECs to increase the prices of network elements, which would adversely impact the Company. Indeed, before the U.S. Supreme Court, ILECs are asking that the FCC's requirement that network element prices be established using forward looking costs be reversed entirely. If successful, such an appeal likely would lead to a substantial increase in network element prices. If the court rejects the FCC's pricing methodology and that methodology ultimately is replaced with a methodology that imposes higher rates for network elements, the economic efficiency of UNE-P would suffer. Similarly, state commissions have the authority to review and modify the prices paid for unbundled network elements, and a state commission decision to change the prices of the local loop and switching elements could materially affect the Company's ability to use UNE-P to provide local service. In addition, state commissions currently are implementing FCC rules that require incumbent telephone companies to file rates for UNE-Ps that are deaveraged by geographic density zone. Such geographic rate deaveraging could result in rates which make use of UNE-P unattractive or uneconomic in less dense geographic areas.

         With these and other considerations in mind, the Company believes that UNE-P provides it with a cost-effective means of adding innovative local service components to its existing long distance product offerings. The Company is utilizing its resources and its operational experience providing local telecommunication services to continue a national roll-out of the bundle of long distance and local service using UNE-P. The Company beleive that this will give it a first-mover advantage in delivering a bundled package of local and long distance telecommunication services to residential and small business consumers.

INFORMATION AND BILLING SERVICES

         The Company has developed advanced integrated order processing, provisioning, billing, payment, customer service and information systems utilizing state-of-the-art technology. Through dedicated electronic connections with its long distance network and the ILECs from which the Company purchases local services, the Company has designed its systems to process information on a "real time" basis. The Company processes millions of call records each day. Through its proprietary software the Company rates and makes available on the Internet to its customers call detail records within minutes of actual calls. The Company recently completed a $40 million capital investment in its order processing, provisioning, billing, payment, customer service and information systems. The Company's technology investment includes state of the art UNIX servers and database storage systems, back-up and replications systems, interactive voice response and predictive dialing technology, end user equipment, e-commerce data exchange and advanced inbound call switching.

         The Company maintains its own web site at www.talk.com as well as sites on the AOL online network to provide for customer sign-up and to provide customers and potential customers with information about the Company's products and services as well as billing information and customer service. The Company provides these services and features using the Company's web-enabled technologies that allow it to offer its customers:

         o Detailed rate schedules and product and service related information.

         o        Online sign-up for the Company's telecommunication services.

         o        Credit card billing.

         o Real-time and 24 x 7 billing services and online information, providing customers with up to the hour billing information.

With the development of the Company's advanced sign up and billing systems, customers can purchase the Company's telecommunication and other products or services while online through the Company's own web site or AOL's network. The Company employs its own proprietary provisioning and billing systems to enable efficient provisioning of a customer, online billing and credit card payment. The Company's billing system enables a customer to view his or her bill online or over the Internet on a real-time basis with the call detail and cost for most calls posted within minutes after a customer completes a call. The Company believes this online service provides the most current information to customers offered by any telecommunication company and a competitive advantage. The Company also acquires billing and customer care services from other carriers and third party vendors. In connection with the initial deployment of its integrated information system and the bundle of local and long distance service offerings, the Company experienced delays in the provisioning and billing of customers. The Company believes that it has since corrected these problems but if the Company is unable to timely provision or timely and accurately bill its customers it may have an adverse effect upon the Company.

         The information functions of the system are designed to provide easy access to all information about an end user, including volume and patterns of use. This information can be used to identify emerging end user trends and to respond with services to meet end users' changing needs. This information also allows the Company and its partitions to identify unusual or declining use by an individual end user, which may indicate fraud or that an end user is switching its service to a competitor. FCC rules, however, may limit the Company's use of customer proprietary network information. See "Regulation."

COMPETITION

         The telecommunication industry is highly competitive. Major participants in the industry regularly introduce new services and marketing activities. Competition in the telecommunication industry is based upon pricing, customer service, billing services and perceived quality. The Company competes against numerous telecommunication companies that offer essentially the same services as the Company does. Several of the Company's competitors are substantially larger and have greater financial, technical and marketing resources than the Company does. The Company's success will depend upon its continued ability to provide high quality, high value services at prices generally competitive with, or lower than, those charged by the Company's competitors.

         The major carriers have targeted price plans at residential customers - the Company's primary target market under its various direct marketing channels, marketing agreements with its various partners and its Internet offering -- with significantly simplified rate structures and with bundles of wireless services and local services with long distance, which may lower overall local and long distance prices. Competition is fierce for the small to medium-sized businesses that the Company also serves. Additional pricing pressure may also come from the introduction of new technologies, such as Internet telephony, which seek to provide voice communications at a cost below that of traditional circuit-switched long distance service. Reductions in prices charged by competitors may have a material adverse effect on the Company. In addition, the ability of competitors to develop online billing and information systems that are comparable to the Company's systems may have a material adverse effect on the Company.

         Consolidation and alliances across geographic regions and in the local and long distance market and across industry segments may also intensify competition from significantly larger, well-capitalized carriers.

         Allegedly to combat "slamming," the unauthorized conversion of a customer's preselected telecommunication carrier, many local exchange carriers have initiated "PIC freeze" programs that, once selected by the customer, require a customer seeking to change long distance or local carriers to contact the local carrier directly instead of having the long distance or local carrier contact the local carrier on the customer's behalf. Many local carriers have imposed burdensome requirements on customers seeking to lift PIC freezes and change carriers, and thereby make it difficult for customers to switch to the Company's telecommunication services. Such activities could have an adverse effect on the Company.

         The entry of the Bell operating companies into the long distance market may further heighten competition. Under the Telecommunications Act of 1996, the Bell operating companies were authorized to provide long distance service that originates outside their traditional services areas, and may gain authority to provide long distance service that originates within their region after satisfying certain market opening conditions. While currently only Verizon and SBC Communications, Inc. have entered the long distance market, a number of others have made proposals to offer such services. Bell operating company entry into the long distance market means new competition from well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services, Internet access and cable television, with long distance telephone services. While the Telecommunications Act includes certain safeguards against anti-competitive conduct by the Bell operating companies, it is impossible to predict whether such safeguards will be adequate or what effect such conduct would have on the Company. Because of the Bell operating companies' name recognition in their existing markets, the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of interpretations of the Telecommunications Act favorable to the Bell operating companies, it may be more difficult for other providers of long distance and local telecommunication services, such as the Company, to compete.

         In addition, the telecommunication industry is characterized by: rapid technological change, frequent new service introductions, intense competition on pricing, and evolving industry standards. The Company's inability to anticipate these changes and to respond quickly by offering services that meet or compete with these evolving standards could negatively affect its chances for success. There can be no assurance that the Company will have sufficient resources to make the necessary investments or to introduce new services that would satisfy an expanded range of customer needs. Any failure by the Company to obtain new technology could cause the Company to lose customers and market share and could hamper the Company's ability to attract new customers.

REGULATION

         The Company's provision of telecommunication services is subject to government regulation. The FCC regulates interstate and international telecommunications, while the state commissions regulate telecommunications that originate and terminate within the same state. Changes in existing regulations could have a material adverse effect on the Company.

         The Company's marketing of telecommunication services over the Internet, directly or with its current marketing partners, the Company's other current and past direct marketing efforts, and the marketing efforts of the Company's partitions all require compliance with relevant federal and state regulations that govern the sale of telecommunication services. The FCC and some states have rules that prohibit switching a customer from one carrier to another without the customer's express consent and specify how that consent must be obtained and verified. Most states also have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. While directed at curbing abusive marketing practices, unless these rules are carefully designed and enforced, they can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as the Company.

         The Company's marketing efforts are carried out through a variety of direct marketing programs, including inbound and outbound telemarketing, direct mail and agent sales, as well as online marketing initiatives. Restrictions on the marketing of telecommunication services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized conversion of a customer's preselected telecommunication carrier) and "cramming" (the unauthorized provision of additional telecommunication services). The Telecommunications Act strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements for the verification of orders for telecommunication services and establishing additional financial penalties for slamming. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of the Company's marketing efforts and subject them to enforcement action which may have an adverse effect on the Company.

         Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunication carriers such as the Company. For example, the FCC rules that restrict the use of "customer proprietary network information" (information that a carrier obtains about its customers through their use of the carrier's services) may make it more difficult for the Company to market additional telecommunication services (such as local and wireless), as well as other services and products, to its existing customers.

         The FCC requires the Company and other providers of telecommunication services to contribute to the universal service fund, which helps to subsidize the provision of local telecommunication services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The Company's mandatory contributions to the universal service fund could increase over time, and some of the Company's potential competitors (such as providers of Internet telephony) are not currently, and in the future may not be, required to contribute to the universal service fund.

         The FCC imposes additional reporting, accounting, record-keeping and other regulatory obligations on the Company. The Company must offer interstate services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. The Company currently must file tariffs listing the rates, terms and conditions of the Company's service, although the FCC has decided to abolish most such domestic tariff filing requirements later this year and instead mandate the posting of similar information on the Internet or elsewhere. Although the Company's FCC tariffs, and the rates and charges they specify, are subject to review, they are presumed to be lawful and have never been formally contested by customers or other consumers. The Company may be subject to forfeitures and other penalties if it violates the FCC's rules.

         The vast majority of the states require the Company to apply for certification to provide local and intrastate telecommunication services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing its rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunication operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents  of a state,  may be imposed  for such  violations.  State  regulatory authorities may also place burdensome requirements on telecommunication companies seeking transfers of control for licenses and the like.

         The Company's partitions are also subject to the same federal and state regulations as the Company, and any change in those regulations, or any enforcement action, could adversely affect the partitions and their demand for the Company's services. Generally, partitions purchase services from the Company and resell these services under non-exclusive agreements with the Company. Such partitions comprise a small and declining portion of the Company's business. Provisions in the Company's agreements with these partitions require them to comply with federal and state statutes and regulations, including those regulating telemarketing. Because they are independent partitions, however, the Company cannot control their activities. The Company also cannot predict the extent of their compliance with applicable regulations. Federal and state regulatory authorities have, in the past, tried to hold the Company liable for activities of these partitions. There can be no assurance that the use of these partitions will not subject the Company to future liabilities. Similarly, there can be no assurance that the use of direct marketing channels, including telemarketing, will not subject the Company to future liabilities. The Company's alleged marketing activities as well as alleged actions taken by partitions have subjected the Company to investigations or enforcement actions by government authorities. To the extent that the Company makes additional telecommunication service offerings, the Company may encounter additional regulatory review and constraints.

         The Telecommunications Act provides for a significant deregulation of the domestic telecommunication industry, including the long distance industry. The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on the Company and its operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunication industry. In addition, there has been discussion in Congress of modifying the Telecommunications Act in ways that could prove detrimental to the Company.

         Notably, the Telecommunications Act set up a framework by which Bell operating companies could begin providing long distance services to their customers in areas where they allegedly provide local telecommunications services. Acting under this authority, the FCC already has granted interstate long distance service authority to Verizon for the State of New York and SBC
Communications for the States of Texas, Kansas and Oklahoma. The Company anticipates that other regional Bell operating companies shall seek to obtain similar authority on a state-by-state basis. These actions are likely to increase competition within the affected states.

EMPLOYEES

         As of December 31, 2000, the Company employed approximately 1,910 persons. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

         The Company leases an approximately 8,000 square foot facility in Reston, Virginia, that serves as the Company's headquarters and is where a significant number of the Company's executives and marketing personnel are located. The Company owns an approximately 24,000 square foot facility in New Hope, Pennsylvania where the Company's finance, legal and programming personnel are located. The Company also leases properties in the cities in which switches for its network have been installed.

         With respect to the Company's customer service operations, the Company owns a 32,000 square foot facility located in Clearwater, Florida. The Company also leases the following facilities for customer service operations: an approximately 29,000 square foot facility in Orlando, Florida, and an approximately 39,000 square foot facility in Fort Lauderdale, Florida.

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

            The Company also is a party to a number of legal actions and proceedings, including purported class actions, arising from the Company's provision and marketing of telecommunications services, as well as certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business.

            The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.01 par value per share ("Common Stock"), is traded on the Nasdaq National Market under the symbol "TALK". High and low quotations listed below are actual closing sales prices as quoted on the Nasdaq National Market:

COMMON STOCK                                    PRICE RANGE OF COMMON STOCK
------------                                    ---------------------------
                                                 HIGH                  LOW
                                                 ----                  ---
1999
First Quarter                                    19 5/8               8 1/16
Second Quarter                                   14 1/4               9 7/8
Third Quarter                                    12 29/32             8 11/16
Fourth Quarter                                   18 15/16            11 1/8

2000
First Quarter                                    20 5/8              13 7/16
Second Quarter                                   16 1/2               5 5/8
Third Quarter                                     8 1/16              4 1/4
Fourth Quarter                                    4 13/16               9/16

2001
First Quarter (through March 29, 2001)            2 17/32             1 9/32


         As of March 29, 2001, there were approximately 1,016 record holders of Common Stock.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends generally to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's guarantee to MCG Finance Corporation prohibits the Company paying any dividends on its capital stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------------------
                                                                      2000         1999          1998         1997          1996
                                                                    ---------    ---------   -----------   ----------   -----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME DATA:

    Sales                                                            $ 544,548    $ 516,548    $ 448,600    $ 304,768    $ 232,424
    Cost of sales                                                      292,931      289,029      321,215      285,145      200,249
    Gross profit                                                       251,617      227,519      127,385       19,623       32,175
    General and administrative expenses                                 65,360       39,954       39,393       29,221        7,577
    Provision for doubtful accounts                                     53,772       28,250       37,789        9,339          348
    Promotional, marketing and advertising                             170,864       96,264      210,552       60,685           --
    Depreciation and amortization                                       19,257        6,214        5,499        5,429        2,462
    Significant other charges (income)                                      --       (2,718)      91,025           --           --
    Operating income (loss)                                            (57,636)      59,555     (256,873)     (85,051)      21,788
    Interest (income) expense, net                                         438          741       (9,692)     (19,081)      (7,053)
    Other (income) expense, net                                          3,822        1,115       20,867      (31,634)      (3,532)
    Income (loss) before provision (benefit) for
      income taxes                                                     (61,896)      57,699     (268,048)     (34,336)      32,373
    Provision (benefit) for income taxes (1)                                --           --       40,388      (13,391)      12,205
    Income (loss) before extraordinary gain                            (61,896)      57,699     (308,436)     (20,945)      20,168
    Extraordinary gain (from extinguishments of debt)                       --       21,230       87,110           --           --
    Net income (loss)                                                $ (61,896)   $  78,929    $(221,326)   $ (20,945)   $  20,168
    Income (loss) before extraordinary gain per share - Basic        $   (0.88)   $    0.94    $   (5.20)   $   (0.33)   $    0.38
    Extraordinary gain per share - Basic                                    --         0.35    $    1.47           --           --
    Net income (loss) per share - Basic                              $   (0.88)   $    1.29    $   (3.73)   $   (0.33)   $    0.38
    Weighted average common shares outstanding - Basic                  70,527       61,187       59,283       64,168       52,650
    Income (loss) before extraordinary gain per
        share - Diluted                                              $   (0.88)   $    0.90    $   (5.20)   $   (0.33)   $    0.35
    Extraordinary gain per share - Diluted                                  --         0.33    $    1.47           --           --
    Net income (loss) per share - Diluted                            $   (0.88)   $    1.23    $   (3.73)   $   (0.33)   $    0.35
    Weighted average common and common equivalent
      shares outstanding - Diluted                                      70,527       64,415       59,283       64,168       57,002

                                                                                             AT DECEMBER 31,
                                                                    ---------------------------------------------------------------
                                                                      2000         1999          1998         1997          1996
                                                                    ---------    ---------   -----------   ----------   -----------
                                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Working capital(2)                                                   $   9,929    $  87,125    $  13,061    $ 634,788    $ 175,597
Total assets                                                           407,749      215,008      272,560      814,891      257,008
Convertible debt                                                        84,945       84,985      242,387      500,000           --
Long-term debt                                                          18,750           --           --           --           --
Total stockholders' equity (deficit)                                    82,700      (69,375)    (136,785)     222,828      230,720

(1)      The provision for income taxes in 1998  represents a valuation  allowance for deferred tax assets recorded in prior periods and current tax benefits that may result from the 1998 loss. The Company  provided the valuation  allowances in view of the loss incurred in 1998, the uncertainties resulting from intense competition in the telecommunication  industry and the lack of any assurance that the Company will realize any tax benefits. The Company has continued to provide a valuation allowance against its deferred tax assets at December 31, 2000 and December 31, 1999.

(2)      Working capital is current assets less current liabilities net of deferred revenue.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of sales:

                                                      2000      1999      1998
                                                      ----      ----      ----
Sales                                                100.0%    100.0%    100.0%
Cost of sales                                         53.8      56.0      71.6
                                                     -----     -----     -----
Gross profit                                          46.2      44.0      28.4
General and administrative expenses                   12.0       7.7       8.8
Provision for doubtful accounts                        9.9       5.5       8.4
Promotional, marketing and advertising expenses       31.4      18.6      46.9
Depreciation and amortization                          3.5       1.2       1.2
Significant other charges (income)                      --      (0.5)     20.3
                                                     -----     -----     -----
Operating income (loss)                              (10.6)     11.5     (57.2)
Interest (income) expense, net                         0.1       0.2      (2.2)
Other (income) expense, net                            0.7       0.2       4.7
                                                     -----     -----     -----
Income (loss) before income taxes                    (11.4)     11.1     (59.7)
Provision (benefit) for income taxes                    --        --       9.0
                                                     -----     -----     -----
Income (loss) before extraordinary gain              (11.4)     11.1     (68.7)
Extraordinary gain                                      --       4.1      19.4
                                                     -----     -----     -----
Net income (loss)                                    (11.4)%    15.2%    (49.3)%
                                                     =====     =====     =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Sales. Sales increased by 5.4% to $544.5 million in 2000 from $516.5 million in 1999. The increase in sales primarily reflected the Company's entry into the local telecommunication market by offering local telecommunication services bundled with long distance services and the resulting increase in sales from new bundled customers and the revenues of Access One since the date of its acquisition by the Company. The increase in local sales was offset during 2000 by the Company's election to exit the international wholesale business, a decline in the number of long distance customers and a decrease in the Company's other sales. The Company elected to exit the international wholesale business because of the low gross profit margins associated therewith. During the second quarter of 2000, there was also a significant reduction in the principal marketing opportunity provided to the Company by AOL, which resulted in a decline in gross additions of new long distance customers. In addition, the Company instituted new collection procedures in the first quarter of 2000, which the Company believes contributed to customer terminations during the introduction period of the new procedures at a rate greater than the Company's historical churn experience. There can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

         A significant percentage of the Company's revenues in 2000 and 1999 was derived from long distance telecommunication services provided to customers who were obtained under the AOL agreement and a significant decline in its AOL subscribers that is not offset by growth in other subscribers could have a significant effect on the Company's results of operations and cash flow. While the Company's rights to market long distance exclusively under the AOL agreement do not expire until June 30, 2003, AOL has the right in each year to elect, on or before May 1 of such year, to permit others to market long distance telecommunication services after June 30 of such year to AOL's subscribers. Notwithstanding any such AOL election, the Company's rights to continue to market its services to AOL subscribers on a non-exclusive basis, but with significant marketing rights, would continue until June 30, 2003. AOL did not exercise its right as to 2000 and, accordingly, the exclusivity period for long distance will continue through at least June 2001 and the Company will be obliged to make fixed quarterly payments to AOL of at least $15.0 million through June 30, 2001. AOL did elect to terminate the Company's exclusive right to offer wireless services to AOL subscribers, but the Company's right to offer wireless services will continue on a non-exclusive basis. The Company plans to continue to market its services to AOL subscribers, and also plans to increase its efforts outside of AOL to expand its base of bundled and long distance customers as discussed above.

         Cost of Sales. Cost of sales increased by 1.4% to $292.9 million in 2000 from $289.0 million in 1999. The increases were primarily due to additional cost of sales relating to the growth of the local business and the cost of sales of Access One since the date of its acquisition by the Company. The increase in cost of sales was offset by a decrease in network costs as a result of exiting the international wholesale business, a lower number of long distance customers, a reduction in local access charges, and a reduction in primary interexchange carrier charges ("PICC"). In addition, partition costs and billing costs were lower.

         Gross Profit. Gross profit increased by 10.6% in 2000 to $251.6 million from $227.5 million in 1999. As a percentage of sales, gross profit increased in 2000 to 46.2% as compared to 44.0% for 1999. The increase in gross profit percentage was primarily due to lower network, partition and billing costs, offset by additional provisions for bad debt and increased cost associated with the growing local business, as noted above. Due to the growth of local bundled service revenue as a percentage of total revenue, the early stage of development of the Company's local service initiative, fluctuations in doubtful accounts expense, as well as the intensification of price competition for the Company's products, the Company may not continue to experience an upward trend in gross profits in the future.

         General and Administrative Expenses. General and administrative expenses increased by 63.5% to $65.4 million in 2000 from $40.0 million in 1999. As a percentage of sales, general and administrative expenses increased in 2000 to 12.0% as compared to 7.7% for 1999. The increase in general and administrative expenses was due primarily to increased costs associated with hiring additional personnel to support the Company's growth in the local services business and the additional sales, provisioning and customer service support for the local customers. The general and administrative expenses of Access One are also included since the date of its acquisition by the Company.

         Provision for Doubtful Accounts. Provisions for doubtful accounts increased by 90.1% to $53.8 million in 2000 from $28.3 million in 1999. As a percentage of sales, provision for doubtful accounts increased in 2000 to 9.9% as compared to 5.5% for 1999. The increase in provision for doubtful accounts was due to the provision for certain aged receivables that are now deemed not collectible and a change in reserve estimates regarding the Company's non-AOL long distance marketing partners.

         Promotional, Marketing and Advertising Expenses. During 2000, the Company incurred $170.9 million of promotional, marketing and advertising expense as compared to $96.3 million in 1999, a 77.5% increase. As a percentage of sales, promotional, marketing and advertising expenses increased in 2000 to 31.4% as compared to 18.6% for 1999. This increase relates to the Company's efforts to expand its long distance and local bundled customer base as well as higher promotional costs, an increase in fixed payments to AOL and the addition of Access One marketing and promotional expenses since the date of its acquisition by the Company. The Company expects to continue to incur marketing and promotional expenses as it implements its plans to pursue subscribers to its bundle of local and long distance telecommunication service, particularly non-AOL customers. Fixed payments to AOL increased by $3.0 million for both the third and fourth quarters of 2000 in connection with AOL's agreement to provide certain additional marketing in the last five months of 2000. After taking into account a third quarter credit from AOL, fixed payments to AOL were $17.0 million in the third quarter of 2000 and $18.0 million for the fourth quarter of 2000. Fixed payments to AOL in 2000 were $59.0 million compared to $40.0 million in 1999.

         Depreciation and Amortization. Depreciation and amortization for 2000 was $19.3 million, an increase of $13.1 million compared to $6.2 million in 1999. As a percentage of sales, depreciation and amortization increased in 2000 to 3.5% as compared to 1.2% for 1999. This increase is due primarily to the amortization of the goodwill recorded upon the Access One acquisition ($9.4 million of amortization for 2000), and also reflects the continued purchase of property and equipment to support the Company's ongoing growth, particularly with investment in a state-of-the-art billing, provisioning and customer service system platform, along with additional property, equipment and intangibles that were acquired by the Company in the acquisition of Access One. The excess of the purchase price over the fair value of the net assets acquired in the Access One acquisition was approximately $225.9 million and has been recorded as goodwill and intangible assets, which is being amortized on a straight-line basis. Intangibles consist of a service mark and purchased customer accounts and workforce.

         Significant Other Charges (Income). During 1999, the Company sold the business units of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $2.7 million, which was included in significant other charges (income).

         Interest Income. Interest income was $4.9 million in 2000 versus $3.9 million in 1999. During 2000, the interest income increase related to the Company's average cash balance, which was higher during 2000.

         Interest Expense. Interest expense was $5.3 million in 2000 versus $4.6 million in 1999. The increase is due to interest on debt assumed with the acquisition of Access One and interest on additional borrowings by the Company in 2000.

         Extraordinary Gain. During 1999, the Company recorded an extraordinary gain of $21.2 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Sales. Sales increased by 15.1% to $516.5 million in 1999 from $448.6 million in 1998. The increase in sales primarily reflected an increase in the number of long distance customers. The increase in these long distance sales was partially offset by a decrease in the Company's other sales (partitions). In 1999, the Company increased the number of agreements it had with marketing partners, which significantly contributed to the rate of growth in the long distance business.

         Cost of Sales. Cost of sales decreased by 10.0% to $289.0 million in 1999 from $321.2 million in 1998. This decrease was primarily due to lower network usage costs for services on the Company's OBN network on a per minute basis and lower partition costs due to the decrease in other sales, as noted above.

         Gross Profit. Gross profit increased to 44.0% in 1999 from 28.4% in 1998. The increase in gross profit was primarily due to lower network usage costs for OBN services on a per minute basis, and lower partition costs due to the decrease in other sales, as noted above.

         General and Administrative Expenses. General and administrative expenses increased by 1.4% to $39.9 million in 1999 from $39.4 million in 1998, but decreased as a percentage of sales. The increase in general and administrative expenses was due primarily to increased costs associated with hiring additional personnel to support the Company's continuing growth, offset in part by the elimination of general and administrative expenses of TSFL
Holdings, Inc. (as discussed below) and decreased fees for professional services.

         Provision for Doubtful Accounts. Provisions for doubtful accounts decreased by 25.2% to $28.3 million in 1999 from $37.8 million in 1998. As a percentage of sales, provision for doubtful accounts decreased in 1999 to 5.5% as compared to 8.4% for 1998.

         Promotional, Marketing, and Advertising Expenses. During 1999, the Company incurred $96.3 million of promotional, marketing and advertising expense to expand its long distance customer base, primarily AOL. During 1998, the Company incurred $210.6 million of promotional, marketing and advertising expense, including $49.7 million related to the AOL Agreement, $22.0 million for the performance warrants issued to AOL during 1998, and $138.9 million of promotional, marketing and advertising expense to expand its long distance customer base.

         Significant Other Charges (Income). During 1999, the Company sold the business units of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $2.7 million, which was included in significant other charges (income). For 1998, significant other charges consists of $91.0 million of expense incurred in the fourth quarter related to changes in the Company's basic business operations.

         Interest Income. Interest income was $3.9 million in 1999 versus $38.9 million in 1998. During 1999, interest income decreased due to a significant decline in cash and marketable securities.

         Interest Expense. Interest expense was $4.6 million in 1999 versus $29.2 million in 1998. During 1999, interest expense decreased due to the Company's reacquisition of convertible debt.

         Other Expenses, Net. For 1998, other expenses primarily included losses on investments.

         Extraordinary Gain. During 1999, the Company recorded an extraordinary gain of $21.2 million from the acquisition of the Company's convertible debt at a discount from its aggregate principal amount.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $40.6 million of cash and cash equivalents as of December 31, 2000, and $78.9 million as of December 31, 1999. The decrease in cash is primarily the result of $34.9 million in capital expenditures for the purchase of property and equipment, related primarily to the expansion of the business discussed above, and of the use of $14.9 million in cash in the Company's operations, principally for the promotional, marketing and advertising expenses that the Company incurred to support its efforts to expand its customer base, which decreases were partially offset by the receipt of $11.1 million in connection with the exercise of outstanding Common Stock rights prior to their expiration in February 2000.

         Net cash used in operating activities was $14.9 million for 2000. Net cash provided by operating activities was $18.4 million for 1999. For 2000, the major contributors to the net cash used in operating activities were a decrease in prepaid expenses and other current assets of $7.7 million, an increase in accounts payable and accrued expenses of $12.8 million and adjustments to net income for non-cash items of $22.5 million excluding the provision for doubtful accounts. This was offset by a net loss of $61.9 million, and an increase in net trade accounts receivable of $43.4 million. For 1999, net cash provided by operating activities was mainly generated by net income of $78.9 offset by a reduction in accounts payable and accrued expenses of $23.5 million, an adjustment for the extraordinary gain of $21.2 million recorded from the acquisition of the Company's convertible debt and an increase in accounts receivable, trade of $41.0 million.

         Net cash used in investing activities of $39.0 million related primarily to the purchase of property, equipment and intangibles during 2000. For 1999, the net cash provided by investing activities was mainly from the sale of marketable securities of $89.6 million.

         The $15.6 million net cash provided by financing activities for 2000 was received primarily from the exercise of employee stock options and common stock purchase rights. For 1999, the net cash used in financing activities totaled $25.7 million. On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL made a significant equity investment in the Company, acquiring 4,121,372 shares of Common Stock for $55.0 million in cash and the surrender of rights to acquire up to 5,076,016 shares of Common Stock pursuant to various warrants held by AOL. Additional financing activities generated $48.3 million from the exercise of employee stock options. These activities in 1999 were offset by the acquisition of convertible debt of $72.3 million, the repayment of margin account indebtedness of $49.6 million and the acquisition of treasury stock of $7.7 million.

         Under the terms of the Investment Agreement with AOL, the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of Company common stock held by AOL during the period from June 1, 1999 through September 30, 2000. By an amendment dated as of August 2, 2000, the period during which AOL may exercise its rights to reimbursement for losses on the sale of stock, as described above, was extended from September 30, 2000 to September 30, 2001. The Company also received a letter from AOL dated as of August 2, 2000 confirming that AOL did not intend to exercise such rights to reimbursement for shortfalls earlier than December 31, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company reimbursement obligation at the closing price of Company common stock as of March 29, 2001, the reimbursement amount would be approximately $54.0 million.

         In addition, AOL also has the right, on termination of the Company's long distance exclusivity under its marketing agreement with AOL, to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares of Company common stock for $36.3 million, which repurchase price can be paid in Common Stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). In addition, upon the occurrence of certain events, including material defaults by the Company in its AOL agreements and a "change of control" of the Company, the Company may be required to repurchase for cash all of the shares held by AOL for $78.3 million ($19 per share), and the warrants for $36.3 million. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35.0 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50.0 million, to secure its obligations under the Investment Agreement with AOL.

         The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The increase in provision for doubtful accounts was due to the provision for certain aged receivables that are now deemed not collectible and a change in reserve estimates regarding the Company's non-AOL long distance marketing partners. The Company maintains reserves for potential credit losses and, to date, such losses have been within the Company's expectations.

         At the time of the Company's acquisition of Access One, Access One and its subsidiaries had approximately $15.0 million of loans outstanding under an existing credit facility with MCG Finance Corporation. The loans under the credit facility were secured by a pledge of all of the assets of Access One and its subsidiaries. In addition, the Company guaranteed the obligations of Access One and its subsidiaries under the credit facility. The $15.0 million loan was repaid on October 20, 2000 when certain subsidiaries of the Company entered into a Credit Facility Agreement with MCG Finance Corporation, providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The effectiveness of the line of credit facility is subject, among other things, to the successful syndication of that facility, which is expected to occur in 2001. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. The credit facilities under the Credit Facility Agreement terminate on June 30, 2001, but can be extended at the Company's election up to June 30, 2005 for the term loan facility and up to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are collateralized by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents. The Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. Upon its execution of the Credit Facility Agreement, the Company issued warrants to purchase 300,000 shares of its common stock at $4.36 per share, 150,000 of which vested on December 31, 2000 and the balance of which will vest if the Company fails to exceed certain EBITDA thresholds for the fiscal quarter ended March 31, 2001. On October 20, 2000, the Company borrowed $20.0 million under the term loan facility, of which approximately $15.0 million was used to repay the Access One loans.

         The Company does not, and has not historically, required significant amounts of working capital for its day-to-day operations. The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash requirements, including marketing and promotional expenditures discussed above, for at least the next twelve months. The Company also believes, based on its existing cash and cash equivalents and its expectations as to future cash flow from operations, that, should AOL elect during the exercise period of January 1, 2001 through September 30, 2001 to sell its shares of the Company's common stock at a price below $19 per share, the Company will have the ability to obtain the financing necessary to fund such portion of its reimbursement obligations under the AOL Investment Agreement that it does not fund from its cash on hand at such time. Should the Company seek to raise additional capital, however, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

Potential Effect of Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 138, becomes effective for all fiscal years beginning after December 31, 2000. The Company anticipates that the new standard will not have a material effect on its financial statements.

         The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) has issued Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" which addresses how such contracts should be classified and measured by the Company. Under this issue, contracts that require net-cash settlement would be initially classified as assets or liabilities, then measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any gains or losses on those contracts should continue to be included in earnings. This abstract is effective for all contracts that remain outstanding at June 30, 2001, and presented that date as a cumulative effect of a change in accounting principle. Assuming there is no change in the Company's outstanding agreements prior to June 30, 2001, the cumulative effect of the adoption of this change in accounting principal could result in a non-cash charge to earnings in excess of $40 million in the quarter ended June 30, 2001.

                                  * * * * * * *

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed in the foregoing Management's Discussion and Analysis and in Part I of this Report, important factors that could cause such actual results to differ materially include, among others, increased price competition for long distance and local services, failure of the marketing of the bundle of local and long distance services and long distance services under its agreements with its various marketing partners and its direct marketing channels, attrition in the number of end users, adverse developments in the Company's relationship with its marketing partners, failure or difficulties in managing the Company's growth, including attracting and retaining of qualified personnel, failure of the Company to expand its offering of local bundled services to new states, failure to provide timely and accurate billing information to customers, interruption in the Company's network and information systems, and changes in government policy, regulation and enforcement. The Company undertakes no obligation to update its forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         In the normal course of business, the financial position of the Company is subject to a variety of risks, such as the collectibility of its accounts receivable and the receivability of the carrying values of its long-term assets. The Company's long-term obligations consist primarily of its own convertible notes and credit facility. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because management doe not consider the potential impact of changes in interest rates to be material.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TALK.COM INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                            PAGE
                                                                                                                         ----------
Reports of Independent Accountants                                                                                            18

Consolidated  balance  sheets  as of  December  31,  2000 and 1999                                                            20

Consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998                                    21

Consolidated statements of stockholders' equity (deficit) for the years ended December 31, 2000, 1999 and 1998                22

Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998                                    23

Notes to consolidated financial statements                                                                                    24

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Talk.com Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, of stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Talk.com Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP (signed)
Philadelphia, Pennsylvania
February 27, 2001

                        Report of Independent Accountants

To the Board of Directors
and Stockholders of Talk.com Inc.

         We have audited the accompanying consolidated balance sheet of Talk.com Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talk.com Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, New York
February 7, 2000

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                              December 31,
                                                                                                      -----------------------------
                                                                                                        2000                1999
                                                                                                      ---------           ---------
                                  Assets

Current assets:
   Cash and cash equivalents                                                                          $  40,604           $  78,937
   Accounts receivable, trade, net of allowance for uncollectible
       accounts of $29,459 and $5,021, respectively                                                      53,637              59,501
   Advances to partitions and notes receivable                                                            1,780               3,600
   Prepaid expenses and other current assets                                                              1,182               8,855
                                                                                                      ---------           ---------
       Total current assets                                                                              97,203             150,893


Property and equipment, net                                                                              83,656              57,335
Goodwill and intangibles, net                                                                           218,639               1,068
Other assets                                                                                              8,251               5,712
                                                                                                      ---------           ---------
       Total assets                                                                                   $ 407,749           $ 215,008
                                                                                                      =========           =========

Liabilities, Contingent Redemption Value of Warrants and Common Stock and
  Stockholders' Equity (Deficit)
Current liabilities:
      Accounts payable, trade and other                                                               $  70,432           $  47,965
      Partitions                                                                                            362               1,676
      Sales, Use and Excise taxes                                                                         7,935               7,851
      Other payables                                                                                      5,723               6,276
      Deferred revenue                                                                                   12,997               7,400
      Notes payable and current portion of long-term debt                                                 2,822                  --
                                                                                                      ---------           ---------
       Total current liabilities                                                                        100,271              71,168


Convertible debt                                                                                         84,945              84,985
Deferred revenue                                                                                          6,200              13,600
Long-term debt                                                                                           18,750                  --
Other liabilities                                                                                           253                  --
                                                                                                      ---------           ---------
       Total liabilities                                                                                210,419             169,753
                                                                                                      ---------           ---------

Commitments and Contingencies

Contingent redemption value of warrants                                                                  36,324              36,324

Contingent redemption value of common stock                                                              78,306              78,306

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no
     shares outstanding                                                                                      --                  --
   Common stock - $.01 par value, 300,000,000 shares authorized;
     78,445,134 and 66,972,960 issued and outstanding, respectively                                         784                 670
   Additional paid-in capital                                                                           286,963              98,975
   Deficit                                                                                             (201,196)           (139,300)
   Treasury stock, 274 and 2,120 shares, at cost                                                         (3,851)            (29,720)
                                                                                                      ---------           ---------
       Total stockholders' equity (deficit)                                                              82,700             (69,375)
                                                                                                      ---------           ---------

       Total liabilities, contingent redemption value of warrants and
         common stock and stockholders' equity (deficit)                                              $ 407,749           $ 215,008
                                                                                                      =========           =========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                      2000               1999                1998
                                                                                    ---------          ---------          ---------
Sales                                                                               $ 544,548          $ 516,548          $ 448,600
Cost of sales                                                                         292,931            289,029            321,215
                                                                                    ---------          ---------          ---------
Gross profit                                                                          251,617            227,519            127,385
General and administrative expenses                                                    65,360             39,954             39,393
Provision for doubtful accounts                                                        53,772             28,250             37,789
Promotional, marketing and advertising expenses                                       170,864             96,264            210,552
Depreciation and amortization                                                          19,257              6,214              5,499

Significant other charges (income)                                                         --             (2,718)            91,025
                                                                                    ---------          ---------          ---------
Operating income (loss)                                                               (57,636)            59,555           (256,873)
Interest (income)                                                                      (4,859)            (3,875)           (38,876)
Interest expense                                                                        5,297              4,616             29,184
Other expense, net                                                                      3,822              1,115             20,867
                                                                                    ---------          ---------          ---------
Income (loss) before provision for income taxes                                       (61,896)            57,699           (268,048)

Provision for income taxes                                                                 --                 --             40,388
                                                                                    ---------          ---------          ---------
Income (loss) before extraordinary gain                                               (61,896)            57,699           (308,436)

Extraordinary gain from extinguishment of debt                                             --             21,230             87,110
                                                                                    ---------          ---------          ---------
Net income (loss)                                                                   $ (61,896)         $  78,929          $(221,326)
                                                                                    =========          =========          =========
Income (loss) before extraordinary gain per share - Basic                           $   (0.88)         $    0.94          $   (5.20)

Extraordinary gain per share - Basic                                                       --               0.35               1.47
                                                                                    ---------          ---------          ---------
Net income (loss) per share - Basic                                                 $   (0.88)         $    1.29          $   (3.73)
                                                                                    =========          =========          =========
Weighted average common shares
     outstanding - Basic                                                               70,527             61,187             59,283
                                                                                    =========          =========          =========
Income (loss) before extraordinary gain per share - Diluted                         $   (0.88)         $    0.90          $   (5.20)

Extraordinary gain per share - Diluted                                                     --               0.33               1.47
                                                                                    ---------          ---------          ---------
Net income (loss) per share - Diluted                                               $   (0.88)         $    1.23          $   (3.73)
                                                                                    =========          =========          =========
Weighted average common and common equivalent shares
     outstanding - Diluted                                                             70,527             64,415             59,283
                                                                                    =========          =========          =========


          See accompanying notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                 COMMON STOCK         ADDITIONAL                    TREASURY STOCK
                                            ----------------------     PAID-IN    ACCUMULATED   ----------------------
                                              SHARES       AMOUNT      CAPITAL      DEFICIT       SHARES       AMOUNT       TOTAL
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance, December 31, 1997                     67,250    $     672    $ 291,952    $   3,097       (3,608)   $ (72,893)   $ 222,828
Net (loss)                                         --           --           --     (221,326)          --           --     (221,326)
Issuance of warrants to AOL                        --           --       33,086           --           --           --       33,086
Exercise of common stock warrants                  --           --       (3,620)          --          250        5,052        1,432
Exercise of common stock options                   --           --      (41,493)          --        2,853       55,550       14,057
Exercise of AOL warrants                           --           --       (7,693)          --          381        7,693           --
Retirement of common stock                       (315)          (3)      (1,467)          --           --           --       (1,470)
Acquisition of treasury stock                      --           --           --           --      (18,809)    (265,054)    (265,054)
Issuance of common stock and
  options for compensation                         --           --       (3,123)          --          895       13,224       10,101
Issuance of common stock for
  convertible debt                                 --           --       (2,317)          --        5,089       71,878       69,561
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1998                     66,935          669      265,325     (218,229)     (12,949)    (184,550)    (136,785)
Net income                                         --           --           --       78,929           --           --       78,929
AOL investment                                     --           --       (3,730)          --        4,121       58,730       55,000
Exercise of common stock options                   --           --      (47,313)          --        6,773       95,600       48,287
Exercise of common stock rights                    38            1          651           --           --           --          652
Acquisition of treasury stock                      --           --           --           --         (639)      (7,686)      (7,686)
Issuance of common stock for
  convertible debt                                 --           --       (1,328)          --          574        8,186        6,858
Contingent redemption value
  of common stock and warrants                     --           --     (114,630)          --           --           --     (114,630)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1999                     66,973    $     670    $  98,975    $(139,300)      (2,120)   $ (29,720)   $ (69,375)
Net (loss)                                         --           --           --      (61,896)          --           --      (61,896)
Exercise of common stock options                   --           --       (2,274)          --          342        4,802        2,528
Exercise of common stock rights                    --           --        1,940           --          653        9,154       11,094
Issued in connection with acquisition          11,472          114      187,926           --          699        9,796      197,836
Warrants issued for consulting                     --           --        2,175           --           --           --        2,175
Issuance of common stock for
  convertible debt                                 --           --           17           --            3           23           40
Issuance of common stock for
  compensation                                     --           --       (1,796)          --          149        2,094          298
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 2000                     78,445    $     784    $ 286,963    $(201,196)        (274)   $  (3,851)   $  82,700
                                            =========    =========    =========    =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                            2000            1999            1998
                                                                                          ---------       ---------       ---------
Cash flows from operating activities:

Net income (loss)                                                                         $ (61,896)      $  78,929       $(221,326)
Reconciliation of net income (loss) to net cash provided by (used in)
   operating activities:
   Provision for doubtful accounts                                                           53,772          28,250          37,789
   Depreciation and amortization                                                             19,257           6,214           5,499
   Non-cash compensation                                                                        706              --           8,402
   Provision for uncollectible note                                                           2,500              --              --
   Loss on retirement of assets                                                                  68              --              --
   Vested AOL warrants and amortization of prepaid AOL marketing costs                           --              --          71,665
   Significant other charges                                                                     --              --          55,034
   Valuation allowance for deferred tax assets                                                   --              --          40,388
   Extraordinary gain from extinguishment of debt                                                --         (21,230)        (87,110)
   Changes in assets and liabilities, net of acquisitions of businesses:
     Accounts receivable, trade                                                             (43,390)        (41,026)        (39,274)
     Advances to partitions and notes receivable                                                370          (1,730)         24,241
     Prepaid expenses and other current assets                                                7,696            (254)        (23,712)
     Other assets                                                                            (1,252)          1,957         (49,127)
     Accounts payable and accrued expenses                                                   12,763         (23,457)         56,419
     Deferred revenue                                                                        (1,433)         (7,400)         (7,400)
     Sales, Use & Excise taxes                                                                   84             972           5,370
     Other liabilities                                                                       (4,181)         (2,822)         (6,672)
                                                                                          ---------       ---------       ---------
       Net cash provided by (used in) operating activities                                  (14,936)         18,403        (129,814)
                                                                                          ---------       ---------       ---------

Cash flows from investing activities:

   Acquisition of intangibles                                                                  (515)             --            (285)
   Acquisition of Symetrics Industries, Inc.                                                     --              --         (26,707)
   Acquisition of Access One, net of cash acquired                                           (3,617)             --              --
   Capital expenditures                                                                     (34,862)         (6,506)        (16,928)
   Securities sold short                                                                         --              --         (21,087)
   Due from broker                                                                               --              --          21,087
   Sale of marketable securities, net                                                            --          89,649         122,620
                                                                                          ---------       ---------       ---------
       Net cash provided by (used in) investing activities                                  (38,994)         83,143          78,700
                                                                                          ---------       ---------       ---------

Cash flows from financing activities:

   Proceeds from borrowings                                                                  20,000              --              --
   Payments of borrowings                                                                   (18,025)             --              --
   Repayment of margin account indebtedness                                                      --         (49,621)             --
   Proceeds from margin account indebtedness                                                     --              --          49,621
   Acquisition of convertible debt                                                               --         (72,304)        (86,301)
   Proceeds from exercise of options and warrants                                             2,528          48,287          15,489
   AOL investment                                                                                --          55,000              --
   Retirement of common stock                                                                    --              --          (1,470)
   Proceeds from exercise of common stock rights                                             11,094             652              --
   Acquisition of treasury stock                                                                 --          (7,686)       (239,892)
                                                                                          ---------       ---------       ---------
       Net cash provided by (used in) financing activities                                   15,597         (25,672)       (262,553)
                                                                                          ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                                        (38,333)         75,874        (313,667)
Cash and cash equivalents, beginning of year                                                 78,937           3,063         316,730
                                                                                          ---------       ---------       ---------
Cash and cash equivalents, end of year                                                    $  40,604       $  78,937       $   3,063
                                                                                          =========       =========       =========


          See accompanying notes to consolidated financial statements.

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

         (a) Business

         Talk.com Inc., a Delaware corporation, through its consolidated subsidiaries (the "Company"), provides telecommunications services to residential and small business customers throughout the United States. The Company's telecommunications service offerings include long distance and local outbound service, including local services bundled with long distance services, inbound toll-free service and dedicated private line services for data. The Company sells these services directly to consumers and through its relationships with marketing partners and its web site located at www.talk.com.

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

         Amounts from additional paid-in capital have been reclassified to contingent redemption value of common stock and warrants issued to AOL, in order to properly reflect the latter at December 31, 1999. This reclassification did not have an effect on net income.

         Certain amounts in the statements of operations for 1999 and 1998, primarily the provision for doubtful accounts, have been reclassified to conform to the current year presentation.

         (c)  Risks and Uncertainties

         Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to:

         - Company's business strategy with respect to bundled local and long distance services may not succeed
         - Failure to or difficulties in managing the Company's growth, including attracting and retaining qualified personnel and opening up new territories for its services
         - Dependency on the availability or functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services
         -        Increased  price   competition  in  local  and  long  distance
                  services
         -        Company   has   significant   reimbursement   and   repurchase
                  obligations under the Investment Agreement with AOL
         -        Failure  or   interruption   in  the  Company's   network  and
                  information systems
         -        Changes in government  policy,  regulation  and  enforcement
         - Adverse developments in the Company's relationship with its marketing partners
         - Failure of the marketing of the bundle of the Company's local and long distance services and long distance services under its direct marketing channels and under its agreements with its various marketing partners
         - Inability to obtain additional capital required to fully implement business plan
         -        Inability to adapt to technological change
         -        Competition in the telecommunications industry
         -        Inability to manage customer attrition and bad debt expense
         - Adverse change in Company's relationship with third party carriers

Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

         (d) Recognition of revenue

         The Company recognizes revenue upon completion of telephone calls by end users. Allowances are provided for estimated uncollectible usage.

         Deferred revenue represents the unearned portion of local service and features that are billed a month in advance and a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc., which is amortized over the five-year term of the agreement. This agreement is terminable by either party on thirty days notice. Termination by either party would accelerate recognition of the deferred revenue.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") that became effective for the Company in the fourth quarter of 2000. SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. The Company believes its revenue recognition policies and procedures comply with SAB 101.

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

         (g) Property and equipment and depreciation

         Property  and  equipment  are  recorded  at  cost.   Depreciation   and
amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:


         Buildings and building improvements               39 years
         Switching equipment                               15 years
         Equipment and other                               5-7 years
         Software                                          3 years


          (h) Goodwill and intangibles

         Goodwill and intangibles were approximately $218,639 and $1,068 at December 31, 2000 and 1999, respectively. Goodwill represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over periods of 10 and 15 years. Intangibles consist of a service mark and purchased customer accounts and workforce and are amortized on a straight-line basis over periods ranging from three to fifteen years. Accumulated amortization at December 31, 2000 and 1999, was $11,402 and $807, respectively. Amortization of goodwill and intangibles was $9,680, $82 and $725 in 2000, 1999 and 1998, respectively. Goodwill, intangibles and related amortization have increased due to the Access One merger as discussed in Note 3.

          (i) Long-lived assets

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as of January 1, 1996. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Certain of the Company's long-lived assets were considered impaired at December 31, 1998 (Note 4). There have been no additional impairments as of December 31, 2000 and 1999.

         (j) Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

         Since 1998, the Company has provided a full valuation allowance for deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes (Note 12).


         (k) Net income (loss) per share

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of common shares issuable upon exercise of stock options and conversion of convertible debt, when such effect is not antidilutive.

         (l) Financial instruments and risk concentration

         Financial   instruments  that   potentially   subject  the  Company  to
concentrations of credit risk are cash investments. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

         The carrying values of accounts receivable, advances to partitions and notes receivable, accounts payable and accrued expenses approximate fair values. Convertible debt is recorded at face amount but such debt has traded in the open market at substantial discounts to face amount (Note 7). The market value of the convertible debt was approximately 61% and 83% of face amount at December 31, 2000 and 1999, respectively

         (m) Stock-based compensation

         The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" (Note 11).

         (n) Comprehensive income

         The  Company  has  no  items  of   comprehensive   income  or  expense.
Accordingly, the Company's comprehensive income (loss) and net income (loss) are equal for all periods presented.

         (o) New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 138, becomes effective for all fiscal years beginning after December 31, 2000. The Company anticipates that the new standard will not have a material effect on its financial statements.

         The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) has issued Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a

Company's Own Stock," which addresses how such contracts should be classified and measured by the Company. Under this issue, contracts that require net-cash settlement would be initially classified as assets or liabilities, then measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any gains or losses on those contracts should continue to be included in earnings. This abstract is effective for all contracts that remain outstanding at June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. Assuming there is no change in the Company's outstanding agreements prior to June 30, 2001, the cumulative effect of the adoption of this change in accounting principal could result in a noncash charge to earnings in excess of $40 million in the quarter ended June 30, 2001.

         (p)  Segment Disclosure

         The Company adopted Statement of Financial Accounting Standards No. 131
- "Disclosures about Segments of an Enterprise and Related information" ("SFAS 131") whose effective date was December 15, 1997. Management believes that the Company operates as one reportable operating segment.



NOTE 2 -- AOL AGREEMENTS

     Since 1997, the Company has negotiated a number of agreements and amendments to its agreements with America Online Inc. ("AOL") for the marketing and sale of telecommunications services to AOL subscribers. A substantial amendment to the AOL agreement in January 1999 provided for: quarterly payments by the Company to AOL during the long distance exclusivity period of the agreement, with fixed quarterly payments ranging from $10.0 to $15.0 million ($19.0 million after July 1, 2000 if AOL elects to provide certain additional marketing and promotions to the Company) until June 30, 2001 and quarterly payments thereafter at a fixed 5% of the Company's marginable long distance revenues from AOL subscribers in the quarter under the agreement; quarterly payments by the Company to AOL, after termination of the long distance exclusivity period and so long as AOL continues to provide certain levels of marketing and promotions to the Company under the agreement, at an annual declining fixed percentage of the Company's marginable long distance revenues from AOL subscribers under the agreement, starting at 5% and declining by one percentage point each year to 1%; the elimination of the Company's obligation to make bounty and current profit-sharing payments to AOL; alteration of the terms of the online and offline marketing arrangements between the Company and AOL; extension of the term of the AOL agreement, including the exclusivity period, until June 30, 2003, although AOL has the right, in each year beginning in 2000, to elect, on or before May 1 of such year, to end the Company's long distance exclusivity period as of June 30 of such year; elimination of AOL's rights to receive further warrants to purchase Common Stock based upon customers gained from the AOL subscriber base; AOL's contribution of up to $4.0 million (up to $6.0 million if the Company pays $19.0 million as noted above) per quarter for offline marketing; and establishment of the framework for the Company to offer additional services and products to AOL subscribers. By an amendment dated as of June 30, 2000, AOL agreed to give the Company a $1.0 million credit in each of the second and third quarters of 2000 against amounts otherwise payable by the Company under the AOL agreement. By a further amendment dated as of August 1, 2000, in consideration of AOL's agreement to provide certain additional marketing in the last five months of 2000, the Company agreed to make additional payments to AOL of $3.0 million in August, 2000 and $1.0 million in each of the months in the fourth quarter of 2000, which amounts were to be credited against the Company's payment obligations in any quarter for which the Company is required to pay at the quarterly rate of $19.0 million.

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

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of Common Stock of the Company for $55.0 million in cash and the surrender of rights to purchase
5,076,016 shares of Common Stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of Common Stock. See Note 10 below for a discussion of certain contingent reimbursement obligations of the Company in favor of AOL.

NOTE 3 -- ACQUISITION

         On August 9, 2000, a wholly owned subsidiary of the Company merged with and into Access One Communications Corp., ("Access One"). Access One was a private, local telecommunications service provider to nine states in the southeastern United States. As a result of such merger, Access One became a wholly owned subsidiary of the Company and Access One stockholders received an aggregate of approximately 12.2 million shares of the Company's common stock, and outstanding options and warrants to purchase shares of Access One common stock converted to options and warrants to purchase an aggregate of 2.1 million shares of the Company's common stock. The total purchase price was approximately $201.6 million and the merger was accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Access One from the merger date. The merger resulted in the recording of intangible assets of approximately $15.9 million and goodwill of $210.0 million, which are being amortized on a straight-line basis over their expected benefit period. The Company acquired $19.8 million of notes payable as part of the acquisition of Access One; as of December 31, 2000 approximately $1.6 million remained outstanding.

         The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the Access One merger had taken place at the beginning of the periods presented.


                                                                                         (In thousands, except share data)
                                                                                          Twelve Months Ended December 31,
                                                                                         ----------------------------------
                                                                                            2000                    1999
                                                                                         -----------            -----------
         Sales                                                                           $   575,754            $   546,122

         Income (loss) before extraordinary gain                                         $   (86,424)           $    21,805
         Extraordinary gain                                                                       --                 21,230
                                                                                         -----------            -----------
         Net income (loss)                                                               $   (86,424)           $    43,035
                                                                                         ===========            ===========

         Basic earnings (loss) per common share:
              Income (loss) before extraordinary gain                                    $     (1.08)           $      0.30
              Net income (loss)                                                          $     (1.08)           $      0.59
         Diluted earnings (loss) per common share:
              Income (loss) before extraordinary gain                                    $     (1.08)           $      0.28
              Net income (loss)                                                          $     (1.08)           $      0.55

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

NOTE 4 -- SIGNIFICANT OTHER CHARGES (INCOME)

         Significant other income in 1999 includes a gain of $2.7 million on the sale of certain business units of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.).

         Significant other charges in 1998 includes $91.0 million of expenses incurred in the fourth quarter of 1998 related to changes in the Company's basic business operations, as discussed below.

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

         In the fourth quarter of 1998, the Company decided to sell the assets of ADS Holdings, Inc. and to delay entry into the college and university marketplace. As a result, the assets of ADS Holdings, Inc. and Compco, Inc. were written down to expected realizable value. The Company recorded $15.0 million relating to the impairment of these assets and reclassified $22.2 million of research and development expense to significant other charges.

         In  the  fourth   quarter  of  1998,  the  Company   reconfigured   its
telecommunications network, OBN, to provide for fiber optic connections among its switches and incurred $3.5 million of expense.

NOTE 5. -- LEASES

         The Company leases office space and equipment under operating lease agreements. Certain leases contain renewal options and purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. Total rent expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 was $1.37, $1.04, and $0.77 million, respectively. As of December 31, 2000, the Company had future minimum annual lease obligations under leases with noncancellable lease terms in excess of one year as follows:

         Year                                                 (in Thousands)
         2001 ..............................................     $1,663
         2002 ..............................................      1,632
         2003 ..............................................      1,605
         2004 ..............................................      1,565
         2005 ..............................................      1,416
         Thereafter ........................................      1,424
                                                                 ------
                                                                 $9,305
                                                                 ======

NOTE 6 -- PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment - at cost, less accumulated depreciation.

                                                                                                    DECEMBER 31,
                                                                                           -------------------------------
                                                                                             2000                  1999
                                                                                           ---------             ---------
         Land                                                                              $     340             $      80
         Buildings and building/leasehold improvements                                         6,350                 2,956
         Switching equipment                                                                  57,861                53,101
         Software                                                                              1,527                    --
         Equipment and other                                                                  42,667                16,961
                                                                                           ---------             ---------
                                                                                             108,745                73,098
         Less: Accumulated depreciation                                                      (25,089)              (15,763)
                                                                                           ---------             ---------
                                                                                           $  83,656             $  57,335
                                                                                           =========             =========

For the years ended December 31, 2000, 1999 and 1998, depreciation expense amounted to $9,574, $5,874 and $4,774, respectively.

NOTE 7 -- DEBT

(a)      Convertible Debt

         In September 1997, the Company sold $300 million of 4 1/2% Convertible Subordinated Notes that mature on September 15, 2002 (the "2002 Convertible Notes"). Interest on the 2002 Convertible Notes is due and payable semiannually on March 15 and September 15 of each year. The 2002 Convertible Notes are convertible, at the option of the holder, into shares of the Company's Common Stock at a conversion price of $24.54 per share, as adjusted for the dilutive effect of the exercise of rights pursuant to the Company's rights offering (Note
11). The 2002 Convertible Notes are redeemable, in whole or in part, at the Company's option, at any time on or after September 15, 2000 at 101.80% of par prior to September 14, 2001 and 100.90% of par thereafter. During 1999 and 1998, the Company reacquired $80,650 and $152,458, respectively, principal amount of the 2002 Convertible Notes and $66,852 principal amount remained outstanding at December 31, 2000.

         In December 1997, the Company sold $200 million of 5% Convertible Subordinated Notes that mature on December 15, 2004 (the "2004 Convertible Notes"). Interest on the 2004 Convertible Notes is due and payable semiannually on June 15 and December 15 of each year. The 2004 Convertible Notes are convertible, at the option of the holder, at a conversion price of $25.38 per share, as adjusted for the dilutive effect of the exercise of rights pursuant to the Company's rights offering (Note 11). The 2004 Convertible Notes are redeemable, in whole or in part at the Company's option, at any time on or after December 15, 2002 at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter. During 1999 and 1998, the Company reacquired $76,752 and $105,155, respectively, face amount of the 2004 Convertible Notes and $18,093 principal amount remained outstanding at December 31, 2000.

         The 2002 Convertible Notes and 2004 Convertible Notes that were reacquired by the Company in 1998 were reacquired at an $87.1 million discount from face amount. This amount is reported as an extraordinary gain in the consolidated statement of operations.

         During 1999, the Company (a) purchased from Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer until he resigned on January 5, 1999, and two trusts for the benefit of Mr. Borislow's children, $85,857 aggregate principal amount of the Company's Convertible Notes for $72.3 million in cash; (b) exchanged the remaining $53.7 million principal amount of subordinated notes of Communication TeleSystems International d/b/a WorldxChange Communications, which were included in other assets at December 31, 1998, to a trust for the benefit of Mr. Borislow's children for $62,545 aggregate principal amount of the Company's Convertible Notes and (c) purchased $9,000 aggregate principal amount of the Company's Convertible Notes for $6.9 million in Common Stock.

         The 2002 Convertible Notes and 2004 Convertible Notes that were reacquired by the Company during 1999 were reacquired at a $21.2 million discount from face amount. This amount is reported as an extraordinary gain in the consolidated statement of operations.

(b)      Long-Term Debt

         On October 20, 2000, certain subsidiaries of the Company entered into a Credit Facility Agreement with MCG Finance Corporation providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The availability of the line of credit facility is subject, among other things, to the successful syndication of that facility, which is expected to occur in 2001. Loans under the Credit Facility Agreement bear interest at a rate equal to either (a) the Prime Rate, as published by the Board of Governors of the Federal Reserve System, or (b) LIBOR, plus, in each case, the applicable margin. The applicable margin will initially be 2.5% for borrowings accruing interest at the Prime Rate and 4% for borrowings accruing interest at LIBOR; after December 31, 2000, the applicable margin will be based on the ratio of funded debt to trailing twelve-month operating cash flow, determined on a consolidated basis, and will vary from 2.0% to 2.5% for borrowings accruing interest at the Prime Rate and from 3.5% to 4.0% for borrowings accruing interest at LIBOR. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. The credit facilities under the Credit Facility Agreement terminate on June 30, 2001, but can be extended at the Company's election up to June 30, 2005 for the term loan facility and up to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are secured by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents; the Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. The Company borrowed $20.0 million under the term loan facility (approximately $15.0 million was used to repay indebtedness of Access
One).

As of December 31, 2000, the required minimum annual principal reduction of convertible and long-term debt obligations for each of the next five fiscal years is as follows:

        Year Ending December 31,                                Total
                 2001                                         $  2,822
                 2002                                         $ 71,852
                 2003                                         $  5,000
                 2004                                         $ 23,093
                 2005                                         $  3,750
                                                              --------
                                                              $106,517
                                                              ========

NOTE 8 -- RELATED PARTY TRANSACTIONS

         On January 5, 1999, Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer, resigned as a director and officer of the Company and in connection therewith, the Company entered into various agreements and engaged in various transactions with Mr. Borislow and certain entities in which he or his family had an interest.

         In addition, during 1999, the Company (a) purchased from Mr. Borislow, and two trusts for the benefit of Mr. Borislow's children, $85.9 million aggregate principal amount of the Company's Convertible Notes for $72.3 million in cash; (b) exchanged the remaining $53.7 million principal amount of subordinated notes of Communication TeleSystems International d/b/a WorldxChange Communications, which were included in other assets at December 31, 1998, to a trust for the benefit of Mr. Borislow's children for $62.5 million aggregate principal amount of the Company's Convertible Notes and (c) purchased $9.0 million aggregate principal amount of the Company's Convertible Notes for $6.9 million in Common Stock. Also during 1999, pursuant to the agreements with Mr. Borislow as described above the Company purchased from Mr. Borislow approximately 639,000 shares of Common Stock for approximately $7.7 million with proceeds from the exercise of stock options by other employees.

         On January 6, 2000, the Company repurchased from Mr. Borislow for $2.5 million real property previously sold to Mr. Borislow constituting the Company's facilities in New Hope, Pennsylvania.


NOTE 9 -- LEGAL PROCEEDINGS

         On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. A motion to dismiss was granted as to certain officers of the Company and denied as to the Company. There are currently no officers of the Company who are a party to these actions. On July 19, 2000, a class was certified. The Company believes the allegations in the complaints are without merit and intends to defend the litigations vigorously.

         The Company also is a party to a number of legal actions and proceedings, including purported class actions, arising from the Company's provision and marketing of telecommunications services, as well as certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business.

         The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE 10 -- STOCKHOLDERS' EQUITY

         (a)      Authorized Shares

         During 1997, the Board of Directors and stockholders approved the increase in the number of authorized shares of the Common Stock to 300,000,000 shares.

         (b)      Contingent Redemption Value of Warrants

         Under the terms of the marketing agreements with AOL (as discussed in Note 2), AOL has the right on termination of long distance exclusivity to require the Company to repurchase the warrants to purchase 2,721,984 shares of Common Stock of the Company held by AOL for an aggregate price of $36.3 million, which repurchase price can be paid in Common Stock, cash or a quarterly amortizing two-year promissory note of the Company. Upon the occurrence of certain events, including material defaults by the Company in its AOL agreements and a "change of control" of the Company, the Company may be required to purchase the warrants for cash. Accordingly, at December 31, 1999 and 2000 the Company recorded $36.3 million for the contingent redemption value of these warrants with a corresponding reduction in additional paid-in capital. AOL can end the Company's long distance exclusivity period on or after June 30, 2001.

         (c)      Contingent Redemption Value of Common Stock

         Under the terms of the Investment Agreement with AOL (as discussed in Note 2), the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of Common Stock during the period from June 1, 1999 through September 30, 2001. The Company has the first right to purchase any of the 4,121,372 shares of Common Stock at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of Common Stock as of December 31, 2000, the reimbursement amount would be approximately $54 million. Upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company also may be required to repurchase all of the shares at $19 per share. Accordingly, the Company has recorded $78.3 million for the contingent redemption value of this Common Stock with a corresponding reduction in additional paid-in capital at December 31, 2000 and 1999. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company.

         (d)      Stockholders Rights Plan

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

NOTE 11 -- STOCK OPTIONS, WARRANTS AND RIGHTS

         (a) Stock Based Compensation Plan

         The Company grants stock options under a stock-based incentive compensation plan (the "Plan"). The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. SFAS 123 "Accounting for Stock-Based Compensation," if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. The Company has adopted the disclosure-only provisions of SFAS 123. Pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are presented below.

         Under the Plan, the Company is authorized to issue 5,000,000 shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue
Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards.

         (b) Stock Options

         Stock options granted in 2000 generally have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock at grant date. The vast majority of options granted in 2000 vest one-third each year, beginning on the first anniversary of the date of grant.

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


                                                                                     YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------------
                                                                             2000                1999               1998
                                                                          -----------         -----------        -----------
         NET INCOME (LOSS):
           As reported                                                    $   (61,896)        $    78,929        $  (221,326)
           Pro forma                                                      $   (99,420)        $    68,851        $  (244,487)
         BASIC EARNINGS (LOSS) PER SHARE:
           As reported                                                    $     (0.88)        $      1.29        $     (3.73)
           Pro forma                                                      $     (1.41)        $      1.13        $     (4.12)
         DILUTED EARNINGS (LOSS) PER SHARE:
           As reported                                                    $     (0.88)        $      1.23        $     (3.73)
           Pro forma                                                      $     (1.41)        $      1.07        $     (4.12)

         The  fair  value  was   estimated  as  of  the  grant  date  using  the
Black-Scholes option pricing model with the following average assumptions:

                                            2000              1999                      1998
         Risk-free interest rate            6.27%             5.38%/5.85%               4.59%
         Dividend yield                     0.00%             0.00%                     0.00%
         Volatility factor                  87.46%            108.00%                   65%
         Expected lives                     5 years           1 to 10 years             1 to 10 years

         The following tables contain information on stock options for the three-year period ended December 31, 2000:

                                                                                              EXERCISE             WEIGHTED
                                                                        OPTIONS              PRICE RANGE            AVERAGE
                                                                        SHARES                PER SHARE          EXERCISE PRICE
                                                                      -----------            ------------        --------------
         Outstanding, December 31, 1997                                 8,885,988            $ .32-$22.06           $  9.26
         Granted                                                        5,535,000            $5.75-$10.44           $  7.18
         Exercised                                                     (2,853,178)           $  .32-13.63           $  4.93
         Cancelled                                                     (1,337,000)           $ 5.75-17.50           $ 13.01
                                                                      -----------            ------------           -------

         Outstanding, December 31, 1998                                10,230,810            $4.08-$14.00           $  7.34
         Granted                                                        3,549,500            $8.75-$17.25           $ 11.63
         Exercised                                                     (6,773,378)           $4.08- 12.78           $  7.13
         Cancelled                                                       (158,000)           $5.75- 11.69           $  9.67
                                                                      -----------            ------------           -------

         Outstanding, December 31, 1999                                 6,848,932            $4.58-$17.25           $  9.72
         Granted                                                        9,678,809            $1.13-$16.18           $  7.98
         Exercised                                                       (342,337)           $4.58-$11.94           $  7.39
         Cancelled                                                     (1,116,085)           $2.63-$15.88           $  9.03
                                                                      -----------            ------------           -------

         Outstanding, December 31, 2000                                15,069,319            $0.88-$17.25           $  8.60
                                                                      ===========            ============           =======

                                                                                       EXERCISE            WEIGHTED
                                                             OPTIONS                  PRICE RANGE           AVERAGE
        EXERCISABLE AT:                                      SHARES                    PER SHARE         EXERCISE PRICE
                                                            ---------                -------------       --------------
        1998                                                4,571,475                $4.08-$12.78            $7.39
        1999                                                2,541,095                $4.58-$14.00            $7.67
        2000                                                5,597,573                $0.88-$17.25$           $7.31

                                                                                                           WEIGHTED
                                                                                                            AVERAGE
        OPTIONS GRANTED:                                                                                   FAIR VALUE
                                                                                                         --------------
        1998                                                                                                 $4.83
        1999                                                                                                 $9.71
        2000                                                                                                 $6.56

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2000:

                                                        $0.88-$4.57    $4.58-$7.00    $7.01-$10.00   $10.01-$13.00   $13.01-$17.25
                                                        -----------    -----------    ------------   -------------   -------------
OUTSTANDING OPTIONS:
Number outstanding at December 31, 2000                   2,553,970      4,387,624      1,505,391      2,168,334      4,454,000
Weighted-average remaining contractual life (Years)            7.24           7.47           7.08           7.26           9.07
Weighted-average exercise price                          $     2.06     $     5.38     $     9.20     $    10.54     $    14.39
EXERCISABLE OPTIONS:
Number outstanding at December 31, 2000                   1,182,904      1,852,432        841,059      1,384,347        336,831
Weighted-average exercise price                          $     2.02     $     6.07     $     9.12     $    10.44     $    15.30

         (c) AOL Warrants

         On January 5, 1999, after the repurchase from AOL of warrants to purchase 5,076,016 shares of Common Stock, warrants to purchase 2,721,984 shares of Common Stock were held by AOL and were outstanding and currently exercisable, with exercise prices from $14.00 to $22.25 and a weighted average exercise price of $17.03. AOL has the right, commencing on termination of the long distance exclusivity under the AOL marketing agreement up until January 5, 2003, to require the Company to repurchase all or any portion of these warrants at prices (the "Put Prices") ranging from $10.45 to $16.82 per warrant ($36,324 aggregate amount). In the event AOL requires repurchase of the warrants, the Company at its election may pay AOL in cash or in shares of Common Stock based on the then current market price for such stock. The Company may also elect to issue a 10% two-year note for a defined portion of the repurchase price. The Company can require AOL to exercise its warrants at any time the market price of Common Stock equals or exceeds two times the then call amount for such warrants. The call amount of a warrant is the Put Price for the warrant increased at a semi-annually compounded rate of 5% on January 5, 1999 and on each six month anniversary thereafter. The Company has certain reimbursement obligations in the event that it requires AOL to exercise its warrants. In addition, upon the occurrence of certain events, including material defaults by the Company in its AOL agreements and a "change of control" of the Company, the Company may be required to purchase the warrants for cash.

         (d) Other Warrants

         Pursuant to the terms of the Agreement and Plan of Merger, dated as of March 24, 2000, between a wholly owned subsidiary of the Company and Access One, the Company assumed certain warrants to purchase shares of

Access One, which, upon consummation of the Merger, converted to warrants to purchase an aggregate of 871,4214 shares of the Company common stock at an exercise price of $2.02. In connection with certain consulting services that MCG Credit Corporation was to provide to the Company, the Company issued a warrant to MCG to purchase 300,000 shares of its common stock, which became exercisable at $4.73. Upon its execution of the Credit Facility Agreement with MCG Finance Corporation in October 2000, the Company issued warrants to purchase 300,000 shares of its common stock at $4.36 per share, 150,000 of which vested at December 31, 2000 and the balance will vest if the Company fails to exceed certain EBITDA thresholds for the fiscal quarter ended March 31, 2001.

         (e) Rights

         The Board of Directors had approved an offering of up to 3,523,285 shares of its Common Stock, $.01 par value, to holders of record of Common Stock and holders of record of options or warrants to purchase Common Stock at the close of business on December 31, 1998. The shares were offered pursuant to nontransferable rights to subscribe for and purchase shares of Common Stock at a price of $17.00 per share. Holders of record on the record date, were eligible to receive one such nontransferable right for every 20 shares of Common Stock or underlying options or warrants held on the record date, as applicable. As of December 31, 1999, 38,325 rights totaling $651.5 were exercised, and 652,547 rights totaling $11,093 were exercised in 2000. These rights expired on February 12, 2000.

NOTE 12 -- INCOME TAXES

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

         During 1998, the Company incurred significant promotional, marketing and advertising expenses attributable to its efforts to increase the customer base. Moreover, competitive factors intensified during the period making gains in subscriber base more costly and more time consuming. Accordingly, the Company provided a valuation allowance against its deferred tax assets at December 31, 1998. The valuation allowance also eliminated the net deferred tax asset that had been recognized in previous periods. The valuation allowance increased the net loss for the period by approximately $40.4 million. At December 31, 2000 and 1999, a valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The Company has continued to provide a valuation allowance against its deferred tax assets at December 31, 2000.

         The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                           2000           1999         1998
                                          -------       -------       -------
Current:
     Federal                              $    --       $    --       $    --
     State and local                           --            --            --
                                          -------       -------       -------

Total current:                                 --            --            --

Deferred:
     Federal                                   --            --        34,140
     State and local                           --            --         6,248
                                          -------       -------       -------

Total deferred                                 --            --        40,388
                                          -------       -------       -------
                                          $    --       $    --       $40,388
                                          =======       =======       =======


         A reconciliation of the Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                                 2000                      1999                        1998
                                                          -----------------         ------------------         ------------------
Federal income taxes computed at the statutory rate       $(20,657)   (35.0)%       $ 27,625      35.0%        $(63,328)    (35.0%)
Increase (decrease):
State income taxes less Federal Benefit                     (2,361)    (4.0)           3,157       4.0           (7,780)     (4.3)
Valuation allowance for deferred tax assets
   existing at beginning of year                                --       --               --        --           40,388      22.3
Valuation allowance changes                                 19,184     32.5          (31,000)    (39.3)          68,612      37.9
Other                                                        3,834      6.5              218        .3            2,496       1.4
                                                          --------    -----         --------     -----         --------     -----

Total provision (benefit) for income taxes                $     --       --         $     --        --         $ 40,388      22.3%
                                                          ========     ====         ========      ====         ========      ====

Deferred tax (assets) liabilities at December 31, 2000 and 1999 are comprised of the following elements:

                                                                                                         YEAR ENDED DECEMBER 31,
                                                                                                       ----------------------------
                                                                                                          2000               1999
                                                                                                       ---------          ---------
Net operating loss carryforwards                                                                       $(105,000)         $ (71,000)
Deferred revenue taxable currently                                                                        (5,000)            (8,000)
Compensation for options granted below market price                                                       (1,000)            (1,000)
Allowance for uncollectible accounts                                                                     (11,000)            (3,000)
Warrants issued for compensation                                                                          11,000             (9,000)
Depreciation and amortization                                                                             (1,000)             8,000
Accruals not currently deductible                                                                             --             (2,000)
Net capital loss carryforwards                                                                            (9,000)            (8,000)
                                                                                                       ---------          ---------

Deferred tax (assets) liabilities, net                                                                  (121,000)           (94,000)
Less valuation allowance                                                                                 121,000             94,000
                                                                                                       ---------          ---------

Net deferred tax                                                                                       $      --          $      --
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

         In accounting for income taxes, the Company recognizes the tax benefits from current stock option deductions after utilization of net operating loss carryforwards from operations (i.e., net operating loss carryforwards determined without deductions for exercised stock options) to reduce income tax expense. Because stock option deductions are not recognized as an expense for financial reporting purposes, the tax benefit of stock option deductions must be credited to additional paid-in capital. Such benefit has not been recorded because of the Company's full valuation allowances.

         The Company's deferred tax asset related to operations, net capital loss carryforwards and exercised stock options amounted to $96.0 million, $9.0 million and $16.0 million, respectively at December 31, 2000.

         Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss carryforwards in years subsequent to a more than 50% cumulative change in ownership. A more than 50% cumulative change in ownership occurred on August 31, 1998 and October 26, 1999. As a result, the net operating loss attributable to offset taxable income is $16.7 million, considering the effect of both the 1998 and 1999 ownership changes. Of the Company's net operating loss carryforwards of $271.4 million at December 31, 2000, a portion is subject to this annual limitation subsequent to 2000.

NOTE 13 -- STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------------
                                                                                2000               1999                1998
                                                                               -------            -------            -------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                      $ 4,864            $ 4,218            $28,695

         In August 2000, the Company completed the acquisition of Access One. The Company issued 11,472,174 shares and 698,382 shares of Common Stock and Treasury Stock, respectively, with a value of approximately $170.4 million in connection with the acquisition. A summary of the transaction is as follows:

         Fair value of assets acquired                       $  21,718
         Goodwill                                            $ 209,978

         Fair value of stock issued                          $ 170,388
         Fair value of options/warrants issued               $  27,448
         Liabilities assumed                                 $  30,243
         Cash paid, net of cash acquired                     $  (3,617)

         Also, during 2000, the Company issued 300,000 warrants to MCG with a value of approximately $2.2 million for a 3-year consulting agreement.

         The Company also declared a stock bonus with a value of $706.1 in 2000 to be paid using Treasury Stock. At the election of certain employees, the bonus payment could be deferred until 2001. Therefore, 149,300 shares and 203,750 shares were issued out of Treasury Stock in 2000 and 2001, respectively.

         During 1999, the Company issued 574,482 shares of Common Stock with a value of approximately $6.9 million (Note 7), in connection with the repurchase of the Company's Convertible Notes.

         Also, during 1999, the Company assigned to a trust for the benefit of Mr. Borislow's children the Company's interest in $53,700 principal amount of subordinated notes of Communications TeleSystems International d/b/a WorldXChange Communications, in exchange for $62,545 aggregate principal amount of the Company's Convertible Notes (Note 7).

         In addition, the Company recorded $114.6 million for the contingent redemption value of the AOL warrant and common stock with a corresponding reduction in additional paid in capital.

         During 1998, the Company, in exchange for a total of 783,706 shares of Common Stock, sold certain assets to Mr. Borislow and released Mr. Borislow from an obligation borrowed from the Company (Note 8). The Company also, in exchange for a total of 498,435 shares of Common Stock and $10,007 aggregate principal amount of the Company's Convertible Notes, released certain officers, directors and employees from obligations borrowed from the Company (Note 8). In connection with the repurchase of the Company's Convertible Notes, the Company issued 5,084,483 shares of Common Stock with a value of approximately $69.5 million.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         FIRST           SECOND           THIRD           FOURTH
                                                                        QUARTER          QUARTER         QUARTER          QUARTER
                                                                        ---------       ---------        ---------        ---------
                            2000
                            ----
Sales                                                                   $ 156,043       $ 135,737        $ 121,233        $ 131,535
Gross profit                                                               69,515          57,573           60,395           64,133
Operating income                                                           13,666            (959)         (33,625)         (36,718)
Net income                                                                 13,380            (891)         (34,770)         (39,615)
Net income per share - Diluted                                               0.20           (0.01)           (0.48)           (0.59)


                            1999
                            ----
Sales                                                                   $ 110,572       $ 117,139        $ 140,027        $ 148,811
Gross profit                                                               42,076          52,674           64,051           68,718
Operating income                                                           12,355          14,979           15,579           16,642
Income before extraordinary gain                                           12,334          14,038           14,646           16,682
Net income                                                                 31,331          14,038           16,879           16,682
Income before extraordinary gain per share - Diluted                         0.20            0.22             0.23             0.25
Net income per share - Diluted                                               0.50            0.22             0.27             0.25

NOTE 15 -- EMPLOYEE BENEFIT PLANS

         During 1999, the Company established an Employee Savings Plan that permits eligible employees to contribute funds on a pre-tax basis. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 6% of their compensation (subject to Internal Revenue Code limitations). The Plan allows employees to choose among a variety of investment alternatives. The Company is not required to contribute to the Plan. During 2000 the Company elected to contribute $0.11 million to the Plan. No contributions were made during 1999. No significant administration costs were incurred during 2000 or 1999.

NOTE 16 -- PER SHARE DATA:

         Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. Earnings per share are computed as follows:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                    2000                1999               1998
                                                                                 -----------         -----------        -----------
Income (loss) before extraordinary gain                                          $   (61,896)        $    57,699        $  (308,436)
Extraordinary gain                                                                        --              21,230             87,110
                                                                                 -----------         -----------        -----------
Net income (loss)                                                                $   (61,896)        $    78,929        $  (221,326)
                                                                                 ===========         ===========        ===========

Average shares of common stock outstanding used
to compute basic earnings per common share                                            70,527              61,187             59,283
Additional common shares to be issued assuming
exercise of stock options and warrants, net of
shares assumed reacquired                                                                 --               3,228                 --
                                                                                 -----------         -----------        -----------
Shares used to compute dilutive effect of stock options                               70,527              64,415             59,283
                                                                                 ===========         ===========        ===========

Basic earnings (loss) per share:

Income (loss) before extraordinary gain                                          $     (0.88)        $      0.94        $     (5.20)


Extraordinary gain                                                                        --                0.35               1.47
                                                                                 -----------         -----------        -----------

Net income (loss)                                                                $     (0.88)        $      1.29        $     (3.73)
                                                                                 ===========         ===========        ===========

Diluted earnings (loss) per share:

Income (loss) before extraordinary gain                                          $     (0.88)        $      0.90        $     (5.20)


Extraordinary gain                                                                        --                0.33               1.47
                                                                                 -----------         -----------        -----------

Net income (loss)                                                                $     (0.88)        $      1.23        $     (3.73)
                                                                                 ===========         ===========        ===========


The diluted share basis for the year ended December 31, 2000 excludes incremental shares related to stock options and warrants of 1,699,610. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company as of March 29, 2001 were as follows:

                 NAME                        AGE                                     POSITION
----------------------------------------    -------    ---------------------------------------------------------------------
Gabriel Battista (1)                          56       Chairman of the Board of Directors, Chief Executive Officer and
                                                       Director
Kenneth G. Baritz (3)                         44       President and Director
Mark S. Fowler (2)                            58       Director
Kevin D. Griffo                               40       Executive Vice President - Sales and Marketing
Aloysius T. Lawn, IV                          42       Executive Vice President - General Counsel and Secretary
Arthur J. Marks (3)                           56       Director
Edward B. Meyercord, III                      35       Chief Operating Officer - Chief Financial Officer and Treasurer
Ronald R. Thoma (1)                           66       Director
George Vinall                                 45       Executive Vice President - Business Development
Thomas Walsh                                  41       Senior Vice President - Finance

(1)      Director whose term expires in 2001.
(2)      Director whose term expires in 2002.
(3)      Director whose term expires in 2003.

GABRIEL BATTISTA. Mr. Battista currently serves the Company as its Chairman of the Board of Directors and Chief Executive Officer. Prior to joining the Company in January of 1999 as a Director and Chief Executive Officer, Mr. Battista served as Chief Executive Officer of Network Solutions Inc., an Internet domain name registration company. Prior to joining Network Solutions, Mr. Battista served both as CEO and as President and Chief Operating Officer of Cable & Wireless, Inc., a telecommunication provider. His career also included management positions at US Sprint, GTE Telenet and General Electric Information Services. Mr. Battista serves as a director of Capitol College, Systems & Computer Technology Corporation (SCT), Online Technologies Group, Inc. (OTG), VIA Net.works and 2nd Century Communications, Inc.

KENNETH G. BARITZ. Mr. Baritz has served as President of the Company since March 2000. Mr. Baritz was elected to the Company's Board of Directors on August 9, 2000. Prior to joining the Company, Mr. Baritz served as Chairman and Chief Executive Officer of Access One from 1997 to 2000. Prior to Access One, Mr. Baritz served as Chairman and Chief Executive Officer of AMNEX, Inc., a telecommunications company, and also was a Director of AMNEX from October 1992 through March 1997. Prior to his tenure at AMNEX, Mr. Baritz served as a Vice President of Bear Stearns & Co., Inc., an investment-banking firm. Mr. Baritz currently serves on the board of a number of privately held companies.

MARK S. FOWLER. Mr. Fowler has been a director of the Company since September 1999. From 1981 to 1987, he was the Chairman of the FCC. From 1987 to 1994, Mr. Fowler was Senior Communications Counsel at Latham & Watkins, a law firm, and of counsel from 1994 to 2000. From 1991 to 1994, he was the founder, Chairman and Chief Executive Officer of PowerFone Holdings Inc., a telecommunications company. From 1994 to 2000 he was a founder and chairman of UniSite, Inc., a developer of antenna sites for use by multiple wireless operators. From

1999 to date Mr. Fowler has served as a director of Pac-West Telecomm, Inc., a competitive local exchange carrier. From 1999 to date, Mr. Fowler has served as a director of Beasley Broadcast Group, a radio broadcasting company. Mr. Fowler is also a founder and serves as Chairman of the Board of Directors of AssureSat, Inc., a provider of telecommunications satellite backup services.

KEVIN D. GRIFFO. Mr. Griffo has served as the Company's Executive Vice President
- Sales and Marketing since March 2000. Prior to joining the Company, Mr. Griffo was the President and Chief Operating Officer of Access One. Mr. Griffo was also employed by AMNEX from January 1995 to December 1997, holding various positions, including Chief Operating Officer and President of AMNEX's Telecommunications Division. Prior to joining AMNEX, he was southeastern regional Vice President for LDDS WorldCom from August 1992 to December 1994. In such capacity, Mr. Griffo had significant operating responsibility, which included responsibility for operating sales offices and hiring and supervising sales personnel.

ALOYSIUS T. LAWN, IV. Mr. Lawn joined the Company in January 1996 and currently serves as Executive Vice President - General Counsel and Secretary. Prior to joining Talk.com, from 1985 through 1995, Mr. Lawn was an attorney in private practice. Mr. Lawn is a director of Stonepath Group, Inc., a business development company.

ARTHUR J. MARKS. Mr. Marks has been a director of the Company since August 1999. He has been a General Partner of New Enterprise Associates, a venture capital firm, since 1984. Mr. Marks serves as a director of three publicly traded software companies, Advanced Switching Communications, Epicor Software Corp. and Progress Software Corp., as well as a number of privately held companies.

EDWARD B. MEYERCORD, III. Mr. Meyercord currently serves as the Chief Financial Officer, Chief Operating Officer and Treasurer of the Company. He joined the Company in September of 1996 as the Executive Vice President, Marketing and Corporate Development. Prior to joining the Company, Mr. Meyercord served as Vice President in the Global Telecommunications Corporate Finance Group at Salomon Brothers, Inc., based in New York and prior to Salomon Brothers he worked in the corporate finance department at Paine Webber Incorporated.

RONALD R. THOMA. Mr. Thoma is currently a business consultant, having retired in early 2000 as an Executive Vice President of Crown Cork and Seal Company, Inc., a manufacturer of packaging products, where he had been employed since 1955. Mr. Thoma has served as a director of the Company since 1995.

GEORGE VINALL. Mr. Vinall joined the Company in January of 1999 as Executive Vice President - Business Development. Prior to joining the Company, he served as President of International Protocol LLC, a telecommunication consulting business, as General Manager of Cable & Wireless Internet Exchange, an international Internet service provider, and as Vice President, Regulatory & Government Affairs of Cable and Wireless North America, a telecommunication provider.

THOMAS M. WALSH. Mr. Walsh joined the Company in September of 2000 as Senior Vice President - Finance. Before joining the Company, he served as a director at Comcast Cellular Communications, a telecommunications company, from 1996 to 1999, and Regional Controller of Southwestern Mobil Systems, a successor corporation, from 1999 to 2000. Prior to Comcast Cellular Communications he worked for Call Technology Corporation, a telecommunications company, where he was responsible for all finance and accounting functions as Chief Financial Officer. Prior to his tenure with Call Technology Corporation, Mr. Walsh served as Audit Manager for Ernst & Young. Mr. Walsh is a Certified Public Accountant.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and certain officers and persons who are the beneficial owners of more than 10 percent of the Common Stock of the Company are required to report their ownership of the Common Stock, options and certain related securities and any changes in that ownership to the SEC. Specific due dates for these reports for these reports have been established, and the Company is required to report any failure to file by such dates in 2000. Mr. Marks' initial report on Form 3 as to his holdings of shares of common stock of the Company mistakenly underreported the number of shares then owned by him. Upon discovery of this mistake a corrective amendment was filed. Otherwise, the Company believes that all of the required filings have been made in a timely manner. In making this statement, the Company has relied on copies of the reporting forms received by it.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information for the fiscal years ended December 31, 2000, 1999 and 1998 as to the compensation for services rendered paid by the Company to the Chief Executive Officer and to the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000.

Summary Compensation Table

                                                                                                          LONG TERM
                                                              ANNUAL COMPENSATION                        COMPENSATION
                                                --------------------------------------------------      ----------------
                                                                                                          SECURITIES
                                                                                                          UNDERLYING
Name and Principal Position                        YEAR           SALARY (1)          BONUS (1)          OPTIONS/SARS
----------------------------------------------  -----------     --------------     ---------------      ----------------
Gabriel Battista, Chairman of the Board of         2000                  --(2)       $   50,000             500,000(3)
Directors and Chief Executive Officer
                                                   1999          $1,500,000(2)       $  750,000                  --
                                                   1998                  --          $3,000,000(4)        1,650,000(5)

Edward B. Meyercord, III
Chief Operating Officer, Chief Financial           2000          $  298,000          $   30,000             350,000(3)
Officer and Treasurer
                                                   1999          $  225,385          $  150,000             450,000(6)
                                                   1998          $  200,000          $  128,338(7)               --

Aloysius T. Lawn, IV,
Executive Vice President - General Counsel         2000          $  260,500          $   27,500             312,000(3)
and Secretary
                                                   1999          $  233,269          $  150,000             210,000(6)
                                                   1998          $  150,000          $  120,336(7)           50,000(6)

Kenneth G. Baritz, President                       2000          $  242,000(8)       $   30,000           1,645,257(5)(9)
                                                   1999          $  121,461(11)              --             100,000(11)
                                                   1998          $  120,960(11)              --                  --

George Vinall,
Executive Vice President- Business                 2000          $  248,000          $   25,000             245,000(3)
Development
                                                   1999          $  200,000          $  150,000                  --
                                                   1998                  --          $  175,000(10)         240,000(5)

(1) The costs of certain benefits not properly categorized as salary or benefits are not included because they did not exceed, in the case of any executive officer named in the table, the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table.

(2) Under his employment agreement with the Company, Mr. Battista is entitled to a minimum annual salary of $500,000. Mr. Battista's salary shown for 1999 includes, in addition to the $500,000 annual base salary for 1999, $1,000,000 representing a prepayment of $500,000 in salary for each of the years 2000 and 2001 as provided in Mr. Battista's employment agreement with the Company. Therefore, no salary was paid to Mr. Battista in 2000.

(3) Options to purchase the Company common stock. The options granted to Messrs. Battista, Meyercord, Lawn and Vinall were granted under the Company's 2000 Long Term Incentive Plan. In 2000, Mr. Battista was granted (i) options to purchase 250,000 shares of the Company common stock at an exercise price of $2.00 per share that vest in five years and (ii) options to purchase 250,000 shares of the Company common stock at an exercise price of $4.75 per share that vest over three years. In 2000, Mr. Meyercord was granted (i) options to purchase 150,000 shares of the Company common stock at an exercise price of $2.00 per share that vest in five years and (ii) options to purchase 200,000 shares of the Company common stock at an exercise price of $4.75 per share that vest over three years. In 2000, Mr. Lawn was granted (i) options to purchase 137,500 shares of the Company common stock at an exercise price of $2.00 per share that vest in five years, (ii) options to purchase 50,000 shares of the Company common stock at an exercise price of $2.31 half of which vested upon grant and the remainder of which vested six months thereafter and (iii) options to purchase 125,000 shares of the Company common stock at an exercise price of $4.75 per share that vest over three years. In 2000, Mr. Vinall was granted (i) options to purchase 125,000 shares of the Company common stock at an exercise price of $2.00 per share that vest in five years and (ii) options to purchase 120,00 shares of the Company common stock at an exercise price of $4.75 per share that vested upon grant. Each of the employment agreements for Messrs. Battista, Meyercord, Lawn and Vinall provide for immediate vesting of options in event of a "change of control" (as defined in such agreements). The above options that are stated to vest in five years are subject to earlier vesting upon achievement of certain financial results by the Company.

(4) Mr. Battista received a cash sign-on bonus of $3,000,000, which was paid in December 1998.

(5) Options to purchase the Company common stock. The options shown as granted, except as indicated below, were granted in connection with the hiring of the respective executive officers. In 1998, Mr. Battista was granted options that vest over three years to purchase 1 million shares of the Company common stock at an exercise price of $10.4375 per share, and options that vested immediately upon execution of his employment agreement to purchase an additional 650,000 shares at an exercise price of $7.00 per share. In 2000, Mr. Baritz was granted options that vest over three years to purchase 1,300,000 shares of the Company common stock at an exercise price of $13.69 per share. In 1998, Mr. Vinall was granted options that vest over three years to purchase 240,000 shares of the Company common stock at an exercise price of $8.5625 per share.

(6) Options to purchase the Company common stock. The options granted to Messrs. Meyercord and Lawn were granted under the Company's 1998 Long Term Incentive Plan. In 1999, Mr. Meyercord was granted options that vest over three years to purchase 450,000 shares of the Company common stock at an exercise price of $15.94 per share. In 1999, Mr. Lawn was granted options that vest over three years to purchase 210,000 shares of the Company common stock at an exercise price of $9.88 per share, and in 1998, was granted options to purchase 50,000 shares at an exercise price of $5.75 per share.

(7) Bonus paid in shares of the Company common stock and in-kind property valued, in each case, at the then current market value.

(8) Mr. Baritz commenced his employment with the Company in March, 2000. Prior to that time he was Chairman and Chief Executive Officer of Access One. On August 9, 2000 a wholly owned subsidiary of the Company merged with and into Access One. The amount includes amounts paid to Mr. Baritz by Access One prior to his commencement of employment with the Company.

(9) Options to purchase the Company common stock. In 2000, Mr. Baritz was granted under the Company 2000 Long Term Incentive Plan (i) options to purchase 150,000 shares of the Company common stock at an exercise price of $2.00 per share that vest in five years and (ii) options to purchase 105,000 shares of the Company common stock at an exercise price of $4.75 per share that vest over three years. The remainder of the options granted to Mr. Baritz in 2000 were granted under the 1999 Access One Incentive Option Plan, which plan was assumed by the Company pursuant to the terms of Access One's acquisition by the Company. The employment agreement for Mr. Baritz provides for immediate vesting of options in event of a "change of control" (as defined in the agreement).

The above options that are stated to vest in five years are subject to earlier vesting upon achievement of certain financial results by the Company.

(10) Mr. Vinall received a cash sign-on bonus of $175,000, which was paid in December 1998.

(11) These amounts were paid to Mr. Baritz by Access One where he was Chairman, Chief Executive Officer and Director.


STOCK OPTION GRANTS

         The following table sets forth further information regarding grants of options to purchase the Company common stock made by the Company during the fiscal year ended December 31, 2000 to the executive officers named in the Summary Compensation Table, above.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name                     Number of      Percent of Total   Exercise Price   Expiration Date    Potential Realizable Value
                         Securities       Options/SARs        per Share                        at Assumed Annual Rates of
                         Underlying        Granted to                                             Stock Option Term (2)
                        Options/SARs      Employees in
                        Granted (1)            2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      5%($)          10%($)
                                                                                              ------------------------------
Gabriel Battista             250,000            5.16%               $2.00          12/12/10        $314,447        $769,871
                             250,000                                $4.75            8/9/10        $746,812      $1,892,569

Edward B.                    150,000            3.61%               $2.00          12/12/10        $188,668        $478,123
Meyercord, III               200,000                                $4.75            8/9/10        $597,450      $1,514,055

Aloysius T. Lawn, IV         137,500            3.22%               $2.00          12/12/10        $172,946        $438,279
                              50,000                                $2.31          11/15/05         $31,911         $70,514
                             125,000                                $4.75            8/9/10        $373,406        $946,285

Kenneth G. Baritz          1,300,000           16.99%              $13.69           3/24/10     $11,192,438     $28,363,835
                             105,000                                $4.75            8/9/10        $313,661        $794,879
                              57,143                                $2.89           6/15/09         $91,048        $224,256
                              33,114                                $5.78           3/15/10        $120,370        $305,041
                             150,000                                $2.00          12/12/10        $188,668        $478,123

George Vinall                125,000            2.53%               $2.00          12/12/10        $157,224        $398,436
                             120,000                                $4.75            8/9/10        $358,470        $908,433

(1) All options granted to Messrs. Battista, Meyercord, Lawn and Vinall in 2000 were granted under the Company 2000 Long Term Incentive Plan. The initial set of options granted to Mr. Baritz in 2000 were granted pursuant to his entering into an employment agreement with the Company in March, 2000. The options relating to 105,000 and 150,000 shares were granted under the Company 2000 Long Term Incentive Plan. The remainder of the options granted to Mr. Baritz in 2000 were granted under the 1999 Access One Incentive Option Plan, which plan was assumed by the Company.

(2) Disclosure of the 5% and 10% assumed annual compound rates of stock appreciation based on exercise prices are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future common stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

         None of the executive officers in the Summary Compensation Table above acquired any shares of the Company upon the exercise of options in 2000. On December 31, 2000, the exercise prices of all of the options to purchase shares of the Company held by each of the executive officers named in the Summary Compensation Table were above the then market price for the Company's shares.

EMPLOYMENT CONTRACTS

         Gabriel Battista is party to an employment agreement with the Company that was amended as of March 28, 2001 and now expires on December 31, 2004. Under the terms of the agreement, as amended, Mr. Battista received a signing bonus of $3,000,000 and is entitled to an annual salary of $500,000, plus a discretionary bonus. The initial three years of salary under the agreement was paid in advance. Mr. Battista is also entitled to other benefits and perquisites. In addition, upon execution of the original agreement in 1998, Mr. Battista was granted options that vest over three years to purchase 1,000,000 shares of the Company common stock at an exercise price of $10.4375 per share, and options that vested immediately upon execution of the agreement to purchase an additional 650,000 shares at an exercise price of $7.00 per share.

         In the event of certain transactions (including an acquisition of the Company's assets, a merger into another entity or a transaction that results in the Company common stock no longer being required to be registered under the Securities Exchange Act of 1934), Mr. Battista will receive an additional bonus of $1,000,000 if the price per share for the Company common stock in such transaction was less than or equal to $20.00 per share, or $3,000,000 if the consideration is greater than $20.00 per share.

         Edward B. Meyercord, III entered into a three-year employment agreement with the Company effective as of March 26, 2001. Under the contract, Mr. Meyercord is entitled to a minimum annual base salary of $300,000 and certain other perquisites made available by the Company to its senior executive officers.

         Aloysius T. Lawn, IV entered into a three-year employment agreement with the Company effective as of March 26, 2001. Under the contract, Mr. Lawn is entitled to a minimum annual base salary of $275,000 and certain other perquisites made available by the Company to its senior executive officers.

         Kenneth G. Baritz entered into a three-year employment agreement with the Company effective as of March 24, 2000. Under the contract, Mr. Baritz is entitled to a minimum annual base salary of $300,000 and certain other perquisites made available by the Company to its senior executive officers. In connection with the agreement, Mr. Baritz was granted an option to purchase 1,300,000 shares of the Company common stock at an exercise price of $13.69 per share.

         George Vinall entered into a three-year employment agreement with the Company effective as of December 28, 1998. Under the contract, Mr. Vinall is entitled to a minimum annual base salary of $250,000 and certain other perquisites made available by the Company to its senior executive officers. In connection with the agreement, Mr. Vinall was granted an option to purchase 240,000 shares of the Company common stock at an exercise price of $8 9/16 per share.

         Each of the employment agreements for Messrs. Battista, Meyercord, Lawn, Baritz and Vinall provide for immediate vesting of options in event of a "change of control" (as defined in the agreements) of the Company and provide for severance benefits in the event employment is terminated by the Company without cause prior to the end of the term and for a certain period beyond the end of the term in the event of a "change of control". The severance benefits are generally the payment of an amount equal to two years' base salary plus the average annual incentive bonus earned by the executive in the preceding four years, as well as the continuation of various employee benefits for two years.

         Each of the above-described agreements requires the executive to maintain the confidentiality of the Company information and assign inventions to the Company. In addition, each of the executive officers has agreed that he will not compete with the Company by engaging in any capacity in any business that is competitive with the business of the Company during the term of his respective agreement and thereafter for specified periods.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company common stock as of March 29, 2001 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding common stock, (ii) each of the Company's directors and nominees for director, (iii) each of the executive officers named below and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares.

                                                                        NUMBER OF SHARES         PERCENT OF SHARES
NAME OF BENEFICIAL OWNER OR IDENTITY OF GROUP                        BENEFICIALLY OWNED (1)      BENEFICIALLY OWNED
Legg Mason, Inc.                                                         7,678,250 (4)                  9.8%
100 Light Street
P. O. Box 1476
Baltimore, MD 21203

AOL Time Warner Inc./America Online, Inc.                                6,843,356 (3)                  8.4%
75 Rockefeller Plaza
New York, NY 10019

Massachusetts Financial Services Company                                 6,603,805 (2)                  8.4%
500 Boylston Street
Boston, Massachusetts 02116

Paul Rosenberg                                                           5,759,985 (5)                  7.7%
650 N. E. 5th Avenue
Boca Raton, Fl 33432

Geocapital LLC                                                           4,221,390 (6)                 5.39%
825 Third Avenue
New York, NY  10022

Gabriel Battista                                                         1,416,667 (7)                  1.8%

Kenneth G. Baritz                                                        2,285,017 (7)                  2.9%

Mark S. Fowler                                                             106,023 (7)                   *

Arthur J. Marks                                                            194,240 (7)                   *

Ronald R. Thoma                                                             97,934 (7)                   *

Edward B. Meyercord, III                                                   281,130 (7)                   *

Aloysius T. Lawn, IV                                                       278,650 (7)                   *

George Vinall                                                              280,000 (7)                   *


All directors and executive officers as a group                          5,668,488 (7)                  6.8%
(10 persons)

---------
*        Less than 1%

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Massachusetts Financial Services Company ("MFS"), an investment adviser, filed an amendment to a Schedule 13G with the SEC on February 12, 2001 (the "MFS 13G"), in which it reported beneficial ownership of 6,603,805 shares, 6,025,055 of which are also beneficially owned by MFS Series Trust II-MFS Emerging Growth Fund, an investment company, and 578,750 of which are also owned by certain non-reporting entities as well as MFS. The foregoing information is derived from the MFS 13G.

(3) The foregoing information is derived from the Schedule 13G filed by AOL Time Warner Inc./America Online, Inc. on January 22, 2001.

(4) Includes 6,600,000 shares of the Company common stock beneficially owned by LMM, LLC, 974,200 shares beneficially owned by Legg Mason Capital Management, Inc. and 104,050 shares beneficially owned by Legg Mason Wood Walker, Inc., according to an amendment to a Schedule 13G filed by Legg Mason Wood Walker, Inc. on March 14, 2001.

(5) The foregoing information is derived from the Schedule 13D/A filed by Paul Rosenberg, the Rosenberg Family Limited Partnership, PBR, Inc. and the New Millennium Charitable Foundation on February 12, 1999.

(6) The foregoing information is derived from the Schedule 13G/A filed by Geocapital, LLC on March 29, 2001.

(7) Includes shares of the Company common stock that could be acquired upon exercise of options exercisable within 60 days after March 29, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable

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

                         TALK.COM INC. AND SUBSIDIARIES

                              INDEX TO S-X SCHEDULE

                                                                                                   PAGE
                                                                                                   ----
Reports of Independent Accountants on Financial Statement Schedule                                  50
Schedule II -- Valuation & Qualifying Accounts                                                      52

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Talk.com Inc.:

Our audit of the consolidated financial statements referred to in our report dated February 27, 2001 appearing in the 2000 Annual Report to Shareholders of Talk.com Inc. and its subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 27, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
And Stockholders of Talk.com Inc.

         The audits referred to in our report dated February 7, 2000, relating to the consolidated financial statements of Talk.com Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the two years in the period ended December 31, 1999. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement Schedule II - - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP


New York, New York
February 7, 2000

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                              BALANCE AT             ADDITIONS
                                             BEGINNING OF        CHARGED TO COSTS        DEDUCTIONS FOR         BALANCE AT END
       DESCRIPTION DEDUCTIONS                   PERIOD             AND EXPENSES            WRITE-OFFS             OF PERIOD
---------------------------------------    -----------------     ------------------     ------------------     -----------------
YEAR ENDED DECEMBER 31, 2000:
Reserve and allowances deducted
   from asset accounts:
Allowance for uncollectible accounts             $5,021               $53,772             $(29,334)                 $29,459
                                                 ======               =======             =========                 =======

YEAR ENDED DECEMBER 31, 1999:
Reserve and allowances deducted
   from asset accounts:
Allowance for uncollectible accounts             $1,669               $28,250             $(24,898)                  $5,021
                                                 ======               =======             =========                  ======

YEAR ENDED DECEMBER 31, 1998:
Reserve and allowances deducted
   from asset accounts:                          $2,419               $37,789             $(38,539)                  $1,669
                                                 ======               =======             =========                  ======
Allowance for uncollectible accounts

(3) EXHIBITS:

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

2.1 Agreement and Plan of Merger, dated as of March 24, 2000, by and among Talk.com Inc., Aladdin Acquisition Corp. and Access One Communications Corp., and Amendment thereto, dated as of June 29, 2000, which is included as Annex A to the Joint Proxy Statement/Prospectus contained in Registration Statement in Form S-4 (File No. 333-40980) (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).

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

4.1 Specimen of Talk.com Inc. common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-40980)).

4.2 Form of Warrant Agreement for Elec Communications, Kenneth Baritz, Joel Dupre, Keith Minella, Rafael Scolari, and William Rogers dated August 9, 2000 (filed herewith).

4.3 Form of Warrant Agreement for MCG Credit Corporation dated August 9, 2000 (filed herewith).

4.4 Form of Warrant Agreement for MCG Credit Corporation dated October 20, 2000 (filed herewith).

4.5 Form of Warrant Agreement for MCG Finance Corporation dated October 20, 2000 (filed herewith).

10.1 Employment Agreement between the Company and Aloysius T. Lawn, IV dated March 28, 2001 (filed herewith).*

10.2 Employment Agreement between the Company and Edward B. Meyercord, III dated March 28, 2001 (filed herewith).*

10.3 Indemnification Agreement between the Company and Aloysius T. Lawn, IV dated March 28, 2001(filed herewith). *

10.4 Indemnification Agreement between the Company and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996). *

10.5 Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 33-94940)).*

10.6     Telecommunications  Marketing  Agreement  by  and  among  the  Company,
         Tel-Save, Inc. and America Online, Inc., dated February 22, 1997 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1996).+

10.7 Amendment No. 1, dated as of January 25, 1998, to the Telecommunications Marketing Agreement dated as of February 22, 1997 by and among the Company, Tel-Save, Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1997).+

10.8 Amendment No. 2, dated May 14, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998 (incorporated by reference to Exhibit
         10.1 to the Company's  quarterly  report on Form 10-Q, dated August 14,
         1998).+

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

10.10 Amendment No. 4, effective as of June 30, 2000, among the Company, Talk.com Holding Corp. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, an Amendment No. 2, dated May 14, 1998, and an Amendment No. 3, effective October 1, 1998 (incorporated by reference to Exhibit 10.1 to Talk.com's Quarterly Report on Form 10-Q dated August 14, 2000).+

10.11 Amendment No. 5, effective as of August 1, 2000, among the Company, Talk.com Holding Corp. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, an Amendment No. 2, dated May 14, 1998, an Amendment No. 3, effective October 1, 1998, and an Amendment No. 4, effective June 30, 2000 (incorporated by reference to Exhibit 10.3 to Talk.com's Quarterly Report on Form 10-Q dated August 14, 2000).+

10.12 Letter dated August 25, 1999 from America Online, Inc. to the Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 27, 1999).

10.13 Indenture dated as of September 9, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 333-39787)).

10.14 Indenture dated as of December 10, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.15 Employment Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.16 Amendment to Employment Agreement, dated March 28, 2001, between the Company and Gabriel Battista (filed herewith).*

10.17 Indemnification Agreement, dated as of December 28, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 20, 1999). *

10.18 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.19 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.20 Severance Agreement, dated as of December 31, 1998, between the Company and Daniel Borislow (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.21 Exchange Agreement, dated as of December 31, 1998, among the Company, Tel-Save, Inc. and Mark Pavol, as Trustee of that certain D&K Grantor Retained Annuity Trust dated June 15, 1998 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.22 Modification of the Exchange Agreement, dated March 15, 1999, by and among the Company, Tel-Save, Inc. and Mark Pavol (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.23 Registration Rights Agreement, dated as of December 31, 1998, among the Company, Daniel Borislow, Mark Pavol, as Trustee of that certain D&K Grantor Retained Annuity Trust, dated June 15, 1998 and the Trustee of that certain D&K Grantor Retained Annuity Trust II (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated January 20, 1999).

10.24 Amendment of Registration Rights Agreement dated as of March 18, 1999, by and among the Company, Daniel M. Borislow, and Seth Tobias
         (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.25 Amendment of Registration Rights Agreement dated as of March 18, 1999, by and among the Company and Mark Pavol (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.26 1998 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.27 Investment Agreement, dated as of December 31, 1998, as amended on February 22, 1999, among the Company, America Online, Inc., and, solely for purposes of Sections 4.5, 4.6 and 7.3(g) thereof, Daniel Borislow, and solely for purposes of Section 4.12 thereof, Tel-Save, Inc. and the D&K Retained Annuity Trust dated June 15, 1998 by Mark Pavol, Trustee (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.).

10.28 Registration Rights Agreement, dated as of January 5, 1999, between the Company and America Online, Inc. (incorporated by reference to Exhibit
         10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.29 Indemnification Agreement, effective as of March 24, 2000 by Talk.com Inc. and Access One Communications Corp. which is included as Annex C to the Joint Proxy Statement/Prospectus contained in Registration Statement in Form S-4 (File No. 333-40980) (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).

10.30 Form of Escrow Agreement effective August 9, 2000 by and among Talk.com Inc., Aladdin Acquisition Corp. and Access One Communications Corp. which is included as Annex D to the Joint Proxy Statement/Prospectus contained in Registration Statement in Form S-4 (File No. 333-40980) (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).

10.31 Employment Agreement between the Company and Kenneth G. Baritz dated March 24, 2000 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).*

10.32 Employment Agreement between the Company and Kevin Griffo dated March 24, 2000 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).*

10.33 Sublease Agreement, dated January ___, 1997, by and between Gemini Air Cargo, LLC and RMS International, Inc. (incorporated by reference to
         Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.34 Sublease Agreement, dated as of January 20, 1999, by and between RMS International and Tel-Save, Inc. (incorporated by reference to Exhibit
         10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.35 Lease by and between Aetna Life Insurance Company and Potomac Financial Group, L.L.C. (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

10.36 Agreement, effective as of February 28, 1999, by and among the Company, Communication Telesystems International, d.b.a. WorldxChange Communications, Tel-Save, Inc., Mark Pavol Roger B. Abbott and Rosalind Abbott, and Edward Soren (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.37 Form of Indemnification Agreement, dated as of January 5, 1999, for George Vinall (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998). *

10.38 Form of Non-Qualified Stock Option Agreement, dated as of December 16, 1998, for George Vinall, (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).*

10.39    2000  Long-Term  Incentive Plan  (incorporated  by reference to Exhibit
         10.31 to the Company's Registration Statement on Form S-4 (No. 333-40980)). *

10.40 Form of Non-Qualified Stock Option Agreement, dated December 12, 2000, for each of Gabriel Battista, Kenneth Baritz, Kevin Griffo, Aloysius T. Lawn IV, Edward B. Meyercord, III, and George Vinall (filed herewith).*

10.41 Employment Agreement, dated as of December 16, 1998, between the Company and George Vinall (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).*

10.42 Rights Agreement dated as of August 19, 1999 by and between the Company and First City Transfer Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's registration statement on Form 8-A (File No. 000-26728)).

10.43 Amendment to Employment Agreement for Kenneth Baritz dated March 28, 2001 (filed herewith).*

10.44    Interconnect  Agreement  between  BellSouth and The Other Phone Company
         (incorporated   by  reference  to  Exhibit   10.47  to  the   Company's
         Registration Statement in Form S-4 (File No. 333-40980)).

10.45 Agreement and Plan of Merger dated October 15, 1999, among Access One Communications Corp., OmniCall Acquisition Corp. and OmniCall, Inc. (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).

10.46    Agreement    between    Talk.com    Holding    Corp.    and   BellSouth
         Telecommunications, Inc., dated May 22, 2000 (filed herewith).

10.47 Amendment to Interconnection Agreement between Talk.com Holding Corp. and BellSouth Telecommunications, Inc., dated December 26, 2000 (filed herewith).

10.48 Credit Facility Agreement, among Talk.com Holding Corp., Access One Communications Corp. and certain of their direct and indirect subsidiaries and MCG Finance Corporation dated as of October 20, 2000 (incorporated by reference to Exhibit 10.4 to Talk.com's Quarterly Report of Form 10-Q dated November 14, 2000).

10.49 Guaranty between the Company and MCG Finance Corporation, dated as of October 20, 2000 (incorporated by reference to Exhibit 10.5 to Talk.com's Quarterly Report of Form 10-Q dated November 14, 2000).

10.50 Consulting Agreement dated as of July 5, 2000 between MCG Credit Corporation and Access One Communications Corp. (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).

10.51 Employment Agreement by and between Thomas M. Walsh and the Company dated as of August 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 14,
         2000).*

10.52 Indemnification Agreement by and between Thomas M. Walsh and the Company dated as of August 7, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated November 14, 2000).*

10.53 Non-Qualified Stock Option Agreement by and Thomas M. Walsh and the Company dated as of August 7, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated November 14, 2000).*

10.54 Lease by and between Talk.com Holding Corp. and University Science Center, Inc. dated April 10, 2000 (filed herewith).

10.55    Lease  by  and  between  The  Other  Phone  Company,   dba  Access  One
         Communications and University Science Center, Inc. dated December 8, 1999 (filed herewith).

10.56 Lease by and between Talk.com Holding Corp. and Saw-Ban, Ltd. dated May 11, 2000 (filed herewith).

10.57 Letter dated August 2, 2000 from America Online, Inc. to the Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 3, 2000).

10.58 Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-52166).

10.59 Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 (File No. 333-52166).

10.60 Amendment to Employment Agreement for Kevin Griffo dated March 28, 2001 (filed herewith).*

10.61 Amendment to Employment Agreement for George Vinall dated March 28, 2001 (filed herewith).*

10.62 Second Amendment to Investment Agreement dated as of August 2, 2000 between the Company and America Online, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 3, 2000).

11.1     Net Income Per Share Calculation.

21.1     Subsidiaries of the Company.

23.1     Consent of Pricewaterhouse Coopers LLP.

23.2     Consent of BDO Seidman.

27       Financial Data Schedule.

---------
*  Management contract or compensatory plan or arrangement.
+ Confidential treatment previously has been granted for a portion of this exhibit.

(b)      Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2001

                                         TALK.COM INC.

                                         By:     Gabriel Battista  /s/
                                             -------------------------
                                         Gabriel Battista
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE                                            TITLE                                      DATE



         Gabriel Battista  /s/                  Chairman of the Board                            March 30, 2001
------------------------------------            of Directors, Chief Executive Officer and
Gabriel Battista                                Director (Principal Executive Officer)



         Edward B. Meyercord III /s/            Chief Financial Officer                          March 30, 2001
------------------------------------            (Principal Financial Officer)
Edward B. Meyercord, III



         Thomas M. Walsh /s/                    Vice President - Finance                         March 30, 2001
------------------------------------            (Principal Accounting Officer)
Thomas M. Walsh


         Kenneth G. Baritz /s/                  Director                                         March 30, 2001
------------------------------------
Kenneth G. Baritz

         Mark S. Fowler /s/                     Director                                         March 30, 2001
------------------------------------
Mark S. Fowler

         Arthur J. Marks /s/                    Director                                         March 30, 2001
------------------------------------
Arthur J. Marks

         Ronald R. Thoma /s/                    Director                                         March 30, 2001
------------------------------------
Ronald R. Thoma


                                      -59-
