Form 10-Q
period 2001-03-31
TALK COM
filed 2001-05-14
CIK 948545

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM TO _____

COMMISSION FILE NUMBER 0 - 26728

                           TALK AMERICA HOLDINGS, INC.
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

                                  TALK.COM INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No[_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         78,374,387 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of May 11, 2001.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                                               PAGE
                                                                                                                               ----
PART I - FINANCIAL INFORMATION:

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets - March 31, 2001  and December 31, 2000 (unaudited).....................................   3

         Consolidated Statements of Operations - Three Months Ended March 31, 2001 and 2000 (unaudited)......................   4

         Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000 (unaudited)......................   5

         Notes to Consolidated Financial Statements (unaudited)..............................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............................  10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........................................................  15

PART II  - OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8K.....................................................................................  18

         (a)  Exhibits
         (b)  Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         2001              2000
                                                                                                       ---------        ---------
                                        ASSETS

Current assets:
   Cash and cash equivalents                                                                           $  22,484        $  40,604
   Accounts receivable, trade, net of allowance for uncollectible accounts of $43,468
     and $29,459, respectively                                                                            61,135           53,637
   Advances to partitions and notes receivable                                                             1,220            1,780
   Prepaid expenses and other current assets                                                               1,570            1,182
                                                                                                       ---------        ---------
       Total current assets                                                                               86,409           97,203

Property and equipment, net                                                                               81,556           83,656
Goodwill and intangibles, net                                                                            212,564          218,639
Other assets                                                                                               8,039            8,251
                                                                                                       ---------        ---------
                                                                                                       $ 388,568        $ 407,749
                                                                                                       =========        =========

      LIABILITIES, CONTINGENT REDEMPTION VALUE OF WARRANTS AND COMMON STOCK, AND
                                 STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable, trade and other                                                                $  61,809        $  70,432
      Partitions                                                                                             630              362
      Sales, use and excise taxes                                                                          7,473            7,935
      Accrued payroll                                                                                      3,217            2,204
      Deferred revenue                                                                                    12,984           12,997
      Notes payable and current portion of long-term debt                                                  2,812            2,822
      Other current liabilities                                                                            3,756            3,519
                                                                                                       ---------        ---------
       Total current liabilities                                                                          92,681          100,271
                                                                                                       ---------        ---------

Convertible debt                                                                                          84,945           84,945
Deferred revenue                                                                                           4,350            6,200
Long-term debt                                                                                            18,750           18,750
Deferred income taxes                                                                                        253              253
                                                                                                       ---------        ---------
       Total liabilities                                                                                 200,979          210,419
                                                                                                       ---------        ---------

Commitments and contingencies

Contingent redemption value of warrants                                                                   36,324           36,324
Contingent redemption value of common stock                                                               78,306           78,306

Stockholders' equity:
   Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares
     outstanding                                                                                              --               --
   Common stock - $.01 par value, 300,000,000 shares authorized; 78,445,134 and 78,445,134 shares
     issued and outstanding                                                                                  784              784
   Additional paid-in capital                                                                            284,512          286,963
   Treasury stock, 70,747 and 274,497 shares, at cost                                                       (993)          (3,851)
  Deficit                                                                                               (211,344)        (201,196)
                                                                                                       ---------        ---------
       Total stockholders' equity                                                                         72,959           82,700
                                                                                                       ---------        ---------
                                                                                                       $ 388,568        $ 407,749
                                                                                                       =========        =========

          See accompanying notes to consolidated financial statements.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                        FOR THE THREE MONTHS
                                                                                                           ENDED MARCH 31,
                                                                                                   --------------------------------
                                                                                                      2001                   2000
                                                                                                   ---------              ---------
Sales                                                                                              $ 137,831              $ 156,043

Cost of sales                                                                                         64,705                 86,528
                                                                                                   ---------              ---------

Gross profit                                                                                          73,126                 69,515
                                                                                                   ---------              ---------

General and administrative expenses                                                                   20,445                 12,196
Promotional, marketing and advertising expenses                                                       37,505                 36,651
Depreciation and amortization                                                                          9,214                  1,838
Provision for doubtful accounts                                                                       14,697                  5,164
                                                                                                   ---------              ---------

Operating income (loss)                                                                               (8,735)                13,666

Interest (income)                                                                                       (523)                (1,394)
Interest expense                                                                                       1,584                  1,087

Other expense, net                                                                                       352                    343
                                                                                                   ---------              ---------

Income (loss) before provision for income taxes                                                      (10,148)                13,630

Provision for income taxes                                                                              --                      250

                                                                                                   ---------              ---------

Net income (loss)                                                                                  $ (10,148)             $  13,380
                                                                                                   =========              =========

====================================================================================================================================

Basic earnings (loss) per share:

    Net income (loss) per share - Basic                                                            $   (0.13)             $    0.20
                                                                                                   =========              =========

    Weighted average common shares outstanding - Basic                                                78,372                 65,302
                                                                                                   =========              =========

Diluted earnings (loss) per share:

    Net income (loss) per share - Diluted                                                          $   (0.13)             $    0.20
                                                                                                   =========              =========

    Weighted average common and common equivalent shares
     outstanding - Diluted                                                                            78,372                 68,401
                                                                                                   =========              =========

          See accompanying notes to consolidated financial statements.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          FOR THE THREE MONTHS
                                                                                                             ENDED MARCH 31,
                                                                                                       ----------------------------
                                                                                                         2001               2000
                                                                                                       --------            --------
Cash flows from operating activities:

   Net income (loss)                                                                                   $(10,148)           $ 13,380
   Reconciliation of net income (loss) to net cash provided by (used in)
     operating activities:
            Provision for doubtful accounts                                                              14,697               5,164
            Depreciation and amortization                                                                 9,214               1,838
            Loss on retirement of assets                                                                    116                  --
     Changes in assets and liabilities:
            Accounts receivable, trade                                                                  (22,195)            (10,475)
            Advances to partitions and notes receivable                                                     560                 802
            Prepaid expenses and other current assets                                                      (388)              4,186
            Other assets                                                                                    212                 895
            Accounts payables and accrued expenses                                                       (8,356)             (3,063)
            Deferred revenue                                                                             (1,863)             (1,850)
            Sales, Use and Excise taxes                                                                    (462)             (4,902)
            Other liabilities                                                                             1,658                  --
                                                                                                       --------            --------
                    Net cash (used in) provided by operating activities                                 (16,955)              5,975
                                                                                                       --------            --------

Cash flows from investing activities:

     Capital expenditures                                                                                (1,151)             (9,781)
     Acquisition of intangibles                                                                              (4)               (165)
                                                                                                       --------            --------
                    Net cash (used in) investing activities                                              (1,155)             (9,946)
                                                                                                       --------            --------

Cash flows from financing activities:

     Payment of borrowings                                                                                  (10)                 --
     Proceeds from exercise of options and warrants                                                          --               2,381
     Proceeds from exercise of common stock rights                                                           --              11,093
                                                                                                       --------            --------
                    Net cash (used in) provided by financing activities                                     (10)             13,474
                                                                                                       --------            --------

Net (decrease) increase in cash and cash equivalents                                                    (18,120)              9,503
Cash and cash equivalents, beginning of period                                                           40,604              78,937
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $ 22,484            $ 88,440
                                                                                                       ========            ========

          See accompanying notes to consolidated financial statements.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ACCOUNTING POLICIES:

(a) Basic Presentation

         The consolidated financial statements include the accounts of Talk America Holdings, Inc. (formerly Talk.com Inc.) and its wholly owned subsidiaries (collectively, the "Company"), and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation, except as noted below. All intercompany balances and transactions have been eliminated. The consolidated financial statements include the results of operations of Access One Communications Corp. ("Access One") from August 9, 2000, when it was acquired by the Company in a merger transaction that was accounted for under the purchase method of accounting for business combinations.

         The consolidated financial statements and related notes thereto as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for December 31, 2000 was derived from the audited financial statements included in the Company's Form 10-K. These interim financial statements should be read in conjunction with the Form 10-K report. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(b) Risks and Uncertainties

         Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to:

         - Company's business strategy with respect to bundled local and long distance services may not succeed
         - Failure to manage, or difficulties in managing, the Company's growth, including attracting and retaining qualified personnel and opening up new territories for its services
         - Dependency on the availability or functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services
         -   Increased price competition in local and long distance services
         - The Company's significant reimbursement and repurchase obligations under the Investment Agreement with AOL
         - Failure or interruption in the Company's network and information systems
         -   Changes in government policy, regulation and enforcement
         - Adverse developments in the Company's relationship with its marketing partners
         - Failure of the marketing of the bundle of the Company's local and long distance services and long distance services under its direct marketing channels and under its agreements with its various marketing partners
         - Inability to obtain additional capital required to fully implement business plan and meet existing obligations
         -   Inability to adapt to technological change
         -   Competition in the telecommunications industry
         -   Inability to manage customer attrition and bad debt expense
         -   Adverse change in Company's relationship with third party carriers

Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

(c) New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133, as amended by SFAS 138, became effective January 1, 2001. The Company does not enter into derivative instruments and hedging transactions, and as such management believes that the adoption of this standard does not have a significant effect on the operations or financial position of the Company.

         The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) has issued Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which addresses how such contracts should be classified and measured by the Company. Under this issue, contracts that require net-cash settlement would be initially classified as assets or liabilities, then measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any gains or losses on those contracts should continue to be included in earnings. This abstract is effective for all contracts that remain outstanding at June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. Assuming there is no change in the Company's outstanding agreements prior to June 30, 2001, the cumulative affect of the adoption of this change in accounting principal could result in a noncash charge to earnings in excess of $40 million in the quarter ended June 30, 2001.

2. AOL AGREEMENTS:

         Since 1997, the Company has negotiated a number of agreements and amendments to its agreements with America Online Inc. ("AOL") for the marketing and sale of telecommunications services to AOL subscribers. A substantial amendment to the AOL agreement in January 1999 provided for: quarterly payments by the Company to AOL during the long distance exclusivity period of the agreement, with fixed quarterly payments ranging from $10.0 to $15.0 million ($19.0 million after July 1, 2000 if AOL elects to provide certain additional marketing and promotions to the Company) until June 30, 2001 and quarterly payments thereafter at a fixed 5% of the Company's marginable long distance revenues from AOL subscribers in the quarter under the agreement; quarterly payments by the Company to AOL, after termination of the long distance exclusivity period and so long as AOL continues to provide certain levels of marketing and promotions to the Company under the agreement, at an annual declining fixed percentage of the Company's marginable long distance revenues from AOL subscribers under the agreement, starting at 5% and declining by one percentage point each year to 1%; the elimination of the Company's obligation to make bounty and current profit-sharing payments to AOL; alteration of the terms of the online and offline marketing arrangements between the Company and AOL; extension of the term of the AOL agreement, including the exclusivity period, until June 30, 2003, although AOL has the right, in each year beginning in 2000, to elect, on or before May 1 of such year, to end the Company's long distance exclusivity period as of June 30 of such year; elimination of AOL's rights to receive further warrants to purchase Common Stock based upon customers gained

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


from the AOL subscriber base; AOL's contribution of up to $4.0 million (up to $6.0 million if the Company pays $19.0 million as noted above) per quarter until June 30, 2001, for offline marketing; and establishment of the framework for the Company to offer additional services and products to AOL subscribers. By an amendment dated as of June 30, 2000, AOL agreed to give the Company a $1.0 million credit in each of the second and third quarters of 2000 against amounts otherwise payable by the Company under the AOL agreement. By a further amendment dated as of August 1, 2000, in consideration of AOL's agreement to provide certain additional marketing in the last five months of 2000, the Company agreed to make additional payments to AOL of $3.0 million in August, 2000 and $1.0 million in each of the months in the fourth quarter of 2000, which amounts were to be credited against the Company's payment obligations in any quarter for which the Company is required to pay at the quarterly rate of $19.0 million.

         AOL elected to exercise its right to terminate the long distance exclusivity as of June 30, 2001 and, accordingly, the exclusivity period for long distance will continue through June 30, 2001, and thereafter the Company's right to offer long distance services will continue on a non-exclusive basis until June 30, 2003.

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of Common Stock of the Company for $55.0 million in cash and the surrender of rights to purchase 5,076,016 shares of Common Stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of Common Stock. See Note 3 below for a discussion of certain contingent reimbursement obligations of the Company in favor of AOL.

3. STOCKHOLDERS' EQUITY:

CONTINGENT REDEMPTION VALUE OF WARRANTS

         Under the terms of the marketing agreements with AOL, AOL has the right on termination of long distance exclusivity to require the Company to repurchase the warrants to purchase 2,721,984 shares of Common Stock of the Company held by AOL for an aggregate price of $36.3 million, which repurchase price can be paid in Common Stock, cash or a quarterly amortizing two-year promissory note of the Company. Upon the occurrence of certain events, including material defaults by the Company in its AOL agreements and a "change of control" of the Company, the Company may be required to purchase the warrants for cash. Accordingly, at March 31, 2001 and December 31, 2000 the Company recorded $36.3 million for the contingent redemption value of these warrants with a corresponding reduction in additional paid-in capital. AOL has elected to end the Company's long distance exclusivity period as of June 30, 2001.

CONTINGENT REDEMPTION VALUE OF COMMON STOCK

         Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of Common Stock during the period from June 1, 1999 through September 30, 2001. The Company has the first right to purchase any of the 4,121,372 shares of Common Stock at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of Common Stock as of December 31, 2000, the reimbursement amount would be approximately $54 million. Upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company also may be required to repurchase all of the shares at $19 per share. Accordingly, the Company has recorded $78.3 million for the contingent redemption value of this Common Stock

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


with a corresponding reduction in additional paid-in capital at March 31, 2001 and December 31, 2000. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company.

4. LEGAL PROCEEDINGS:

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

5. ACQUISITION:

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

                                             (In thousands, except share data)
                                               Three Months Ended March 31,

                                                   2001            2000

Sales                                             137,831         166,182

Net (loss) income                                 (10,148)          4,719
                                                  =======         =======

Basic (loss) earnings per common share:
     Net (loss) income                              (0.13)           0.06
                                                  =======         =======
Diluted (loss) earnings per common share:
     Net (loss) income                              (0.13)           0.06
                                                  =======         =======

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

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  PER SHARE DATA:

         Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options and warrants were exercised. Earnings per share are computed as follows:

                                                                                                              Three Months Ended
                                                                                                                    March 31,
                                                                                                            ------------------------
                                                                                                              2001            2000
                                                                                                            --------        --------
Net income (loss)                                                                                           $(10,148)       $ 13,380
                                                                                                            --------        --------

Average shares of common stock outstanding used to compute basic earnings per common share                    78,372          65,302

Additional common shares to be issued assuming exercise of stock options and warrants,
net of shares assumed reacquired                                                                                  --           3,099
                                                                                                            --------        --------
Shares used to compute dilutive effect of stock options                                                       78,372          68,401
                                                                                                            ========        ========

Basic earnings (loss) per share:

  Net income (loss)                                                                                         $  (0.13)       $   0.20
                                                                                                            ========        ========

Diluted earnings (loss) per share:

  Net income (loss)                                                                                         $  (0.13)       $   0.20
                                                                                                            --------        --------
Weighted average common and common equivalent shares outstanding                                              78,372          68,401
                                                                                                            ========        ========

The diluted share basis for the three months ended March 31, 2001 excludes incremental shares related to stock options and warrants of 288,827. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Talk America Holdings, Inc. (formerly Talk.com Inc.) through its subsidiaries (the "Company" or "Talk") provides local and long distance telecommunication services to residential and small business customers throughout the United States.

         The Company's telecommunication services offerings include local and long distance telecommunication services, including local services bundled with long distance services, inbound toll-free service and dedicated private line services for data transmission. The Company seeks to expand its customer base through its direct marketing channels and marketing arrangements with business partners and to build a more diverse products and services portfolio, including non-telecommunication products and services. In connection with the Company's strategy to diversify its product portfolio and to bundle local service with its core long distance service offerings, the Company acquired Access One Communications Corp. ("Access One") in August, 2000. Access One was a private, local telecommunication services provider to nine states in the southeastern United States.

         The Company is continuing its aggressive expansion plan and expects to introduce its bundled service offering in fourteen (14) new states over the next nine months, which would bring to 28 the number of states where the Company would be offering its bundled service. During this period, the Company intends to focus its resources on improving efficiencies of the Company's bundled business model, managing its business to generate free cash flow and building a highly scaleable nationwide platform to provision, bill and service bundled customers across the nation. As it pursues this plan, the Company anticipates that it will incur a significantly lower level of marketing and promotion expenditures during the next nine months of 2001 compared to 2000. Consequently, the Company expects to generate positive free cash flow in the second quarter and its EBITDA gain for 2001 to be between $25-30 million. EBITDA means net income or loss adjusted to eliminate interest income and expense, taxes, depreciation and amortization.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of sales:

                                                                             FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ----------------------------
                                                                             2001                   2000
                                                                            -----                  -----
Sales                                                                       100.0%                 100.0%
Cost of sales                                                                46.9                   55.4
                                                                            -----                  -----
Gross profit                                                                 53.1                   44.6
                                                                            -----                  -----
    General and administrative expenses                                      14.8                    7.8
    Promotional, marketing and advertising expenses                          27.2                   23.5
    Depreciation and amortization                                             6.7                    1.2
    Provision for doubtful accounts                                          10.7                    3.3
Operating income (loss)                                                      (6.3)                   8.8
Interest (income)                                                             (.4)                   (.9)
Interest expense                                                              1.2                     .6
Other (income) expense, net                                                    .3                     .2
                                                                            -----                  -----
Income (loss) before income taxes                                            (7.4)                   8.7
Provision (benefit) for income taxes                                          0.0                     .1
                                                                            -----                  -----
Net income                                                                   (7.4)                   8.6
                                                                            =====                  =====

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES



QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

         Sales. Sales decreased by 11.7% to $137.8 million for the quarter ended March 31, 2001 from $156.0 million for the quarter ended March 31, 2000. Sales for the quarter ended March 31, 2001 increased by 4.8% compared to the sales of $131.5 million for the quarter ended December 31, 2000. The decrease in sales for the quarter ended March 31, 2001 compared to March 31, 2000 primarily reflected the Company's (i) decision to focus its efforts in the local telecommunication market by offering local telecommunication services bundled with long distance services in 2000; (ii) the Company's election to exit the international wholesale business; (iii) a decline in the number of long distance customers obtained under various marketing agreements (including AOL); and (iv) a decrease in the Company's other sales. The Company's bundled sales for the quarter ended March 31, 2001 totaled $49.7 million compared to zero in the first quarter of last year and $32.0 million for the quarter ended December 31, 2000. The Company's international wholesale sales for the quarter ended March 31, 2000 were $13.1 million; however, the Company elected to exit the international wholesale business in 2000 because of the low gross profit margins associated therewith and consequently had no international sales in the first quarter of 2001. The Company's long distance sales decreased to $88.1 million for the quarter ended March 31, 2001 from $142.9 million for the quarter ended March 31, 2000 due in part to the Company's focus on bundled sales, a decline in gross additions of new long distance customers (due in part to the significant reduction in the second quarter of 2000 in the principal marketing opportunity provided to the Company by AOL), churn and the conversion of long distance customers to the Company's bundled service offering. There can be no assurance that the Company will continue to increase sales on a quarter-to-quarter or year-to-year basis.

         A significant percentage of the Company's revenues in the quarter ended March 31, 2001 and March 31, 2000 was derived from long distance telecommunication services provided to customers who were obtained under the AOL agreement and a significant decline in its AOL subscribers that is not offset by growth in other subscribers could have a significant effect on the Company's results of operations and cash flow. While the Company's rights to market long distance exclusively under the AOL agreement end on June 30, 2001, the Company's rights to continue to market its services to AOL subscribers on a non-exclusive basis, but with significant marketing rights, continues until June 30, 2003. Because of the Company's focus as outlined above, the opportunities to offer the bundle of local and long distance telecommunication services directly to customers and the significant marketing rights that continue after June 30, 2001, the Company believes that the early termination of the exclusivity period should not be detrimental to the Company's business. The Company plans to continue to market its services to AOL subscribers, and also plans to increase its efforts outside of AOL to expand its base of bundled and long distance customers as discussed above. The Company, in light of its plans outlined above, expects (i) bundled revenue to grow 5% to 10% sequentially in the second quarter and to be up by 350% to 400% by the end of 2001 compared to bundled revenue for 2000, and (ii) long distance revenue to drop 5% to 10% sequentially in the second quarter and to be down approximately 30% year-to-year.

         Cost of Sales. Cost of sales decreased by 25.2% to $64.7 million in the quarter ended March 31, 2001 from $86.5 million in the quarter ended March 31, 2000, and as a percentage of sales, decreased to 46.9% as compared to 55.4% for the same quarter last year. The decreases were primarily due to a decrease in network costs as a result of exiting the international wholesale business, a lower number of long distance customers, a reduction in access and usage charges and a reduction in primary interexchange carrier charges ("PICC"). In addition, partition costs and billing costs were lower.

         Gross Profit. Gross profit increased by 5.2% in the quarter ended March 31, 2001 to $ 73.1 million from $69.5 million in the quarter ended March 31, 2000, and as a percentage of sales, increased to 53.1% as compared to 44.6% for the same quarter last year. The increase in gross profit percentage was primarily due to lower network, partition and billing costs and increased margin associated with the Company's bundled sales compared to the margin of international wholesale, offset by increased cost associated with the growing local business. Due to the growth of local bundled service revenue as a percentage of total revenue, the early stage of development of the Company's local service initiative, as well as the intensification of price competition for the Company's products, the Company may not continue to experience an upward trend in gross profits in the future.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


         General and Administrative Expenses. General and administrative expenses increased by 67.6% to $20.4 million in the quarter ended March 31, 2001 from $12.2 million in the quarter ended March 31, 2000, and as a percentage of sales, increased to 14.8% as compared to 7.8% for the same quarter last year. The increase in general and administrative expenses was due primarily to increased costs associated with additional personnel to support the Company's growth in the local services business and the additional sales, provisioning and customer service support for the local customers.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased by 184.6% to $14.7 million in 2001 from $5.2 million in 2000, and as a percentage of sales, increased to 10.7% as compared to 3.3% for the same quarter last year. The increase in provision for doubtful accounts was due to the provision for certain aged receivables that are deemed not collectible and the Company's belief that the doubtful accounts primarily relate to the early stage of development of the Company's local service business. The Company expects its provision for doubtful accounts as a percentage of sales to remain consistent with the quarter ended March 31, 2001.

         Promotional, Marketing and Advertising Expenses. During the quarter ended March 31, 2001, the Company incurred $37.5 million of promotional, marketing and advertising expense as compared to $36.7 million in the quarter ended March 31, 2000, a 2.3% increase, and as a percentage of sales, an increase to 27.2% as compared to 23.5% for the same quarter last year. This increase relates to the Company's efforts to expand its long distance and local bundled customer base as well as higher promotional costs. The Company expects to incur marketing and promotional expenses for the second quarter of 2001 in the range of $25 to $30 million as it continues to pursue subscribers to its bundle of local and long distance telecommunication services, particularly non-AOL.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2001 was $9.2 million, an increase of $7.4 million compared to $1.8 million in the quarter ended March 31, 2000, and as a percentage of sales, an increase to 6.7% as compared to 1.2% for the same quarter last year. This increase is due primarily to the amortization of the goodwill recorded upon the Access One acquisition, along with additional property, equipment and intangibles that were acquired by the Company in the acquisition of Access One. The excess of the purchase price over the fair value of the net assets acquired in the Access One acquisition was approximately $225.9 million and has been recorded as goodwill and intangible assets, which is being amortized on a straight-line basis. Intangibles consist primarily of a service mark and purchased customer accounts and workforce.

         Interest Income. Interest income was $0.5 million for the quarter ended March 31, 2001 versus $1.4 million for the quarter ended March 31, 2000. The interest income in 2000 was higher due to the Company's higher average cash balances during 2000.

         Interest Expense. Interest expense was $1.6 million for the quarter ended March 31, 2001 versus $1.1 million for the quarter ended March 31, 2000. The increase is due to interest on debt assumed with the acquisition of Access One and interest on additional borrowings by the Company in late 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $22.5 million of cash and cash equivalents as of March 31, 2001, and $40.6 million as of December 31, 2000. The decrease in cash is primarily the result of a $3.2 million decrease in working capital and the operating loss for the quarter. The decrease in working capital resulted from a growth in the Company's receivables by approximately $7.5 million, due to the Company's growth in sales from the previous period, increased receivables associated with bundled customers who were paper billed compared to credit card billing, and the Company's paying down during the period of approximately $8.4 million of payables relating to the Company's investment in equipment in its order processing, provisioning, billing, payment, customer service and information systems.

         Net cash used in operating activities was $17.0 million for the quarter ended March 31, 2001. Net cash provided by operating activities was $6.0 million for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, the major contributors to the net cash used in operating activities were the net loss of $10.1 million, an increase in accounts receivable of $22.2 million, and a decrease in accounts payable and accrued expenses of $8.4 million, offset by non-cash items of $24.0 million.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


         Net cash used in investing activities of $1.2 million during the quarter ended March 31, 2001 related primarily to the purchase of property and equipment. Net cash used in investing activities of $9.9 million during the quarter ended March 31, 2000 related primarily to the purchase of property and equipment.

         The Company had no significant financing activities for the quarter ended March 31, 2001. The net cash provided by financing activities for the quarter ended March 31, 2000, was received from the exercise of stock options and common stock rights for $13.5 million.

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

         In addition, AOL also has the right, commencing on July 1, 2001, to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares of Company common stock for $36.3 million, which repurchase price can be paid in Common Stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). In addition, upon the occurrence of certain events, including material defaults by the Company in its AOL agreements and a "change of control" of the Company, the Company may be required to repurchase for cash all of the shares held by AOL for $78.3 million ($19 per share), and the warrants for $36.3 million. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35.0 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50.0 million, to secure its obligations under the Investment Agreement with AOL.

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

         At the time of the Company's acquisition of Access One, Access One and its subsidiaries had approximately $15.0 million of loans outstanding under an existing credit facility with MCG Finance Corporation. The loans under the credit facility were secured by a pledge of all of the assets of Access One and its subsidiaries. In addition, the Company guaranteed the obligations of Access One and its subsidiaries under the credit facility. The $15.0 million loan was repaid on October 20, 2000 when certain subsidiaries of the Company entered into a Credit Facility Agreement with MCG Finance Corporation, providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The effectiveness of the line of credit facility is subject, among other things, to the successful syndication of that facility. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. The credit facilities under the Credit Facility Agreement terminate on June 30, 2001, but can be extended at the Company's election up to June 30, 2005 for the term loan facility and up to June 30, 2003 for the line

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are collateralized by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents. The Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. Upon its execution of the Credit Facility Agreement, the Company issued warrants to purchase 300,000 shares of its common stock at $4.36 per share, 150,000 of which vested on December 31, 2000 and the balance of which would have vested if the Company failed to exceed certain EBITDA thresholds for the fiscal quarter ended March 31, 2001. The Company exceeded the EBITDA threshold for the quarter ended March 31, 2001 and consequently the balance of the warrants did not vest. On October 20, 2000, the Company borrowed $20.0 million under the term loan facility, of which approximately $15.0 million was used to repay the Access One loans.

         The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash requirements, including marketing and promotional expenditures discussed above, for at least the next twelve months. The Company also believes, based on its existing cash and cash equivalents and its expectations as to future cash flow from operations, that, should AOL elect during the exercise period prior to September 30, 2001 to sell its shares of the Company's common stock at a price below $19 per share, the Company will have the ability to obtain the financing necessary to fund such portion of its reimbursement obligations under the AOL Investment Agreement that it does not fund from its cash on hand at such time. Should the Company seek to raise additional capital, however, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company.

                                  * * * * * * *

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed in the foregoing Management's Discussion and Analysis and in the Company's Annual Report on Form 10-K, important factors that could cause such actual results to differ materially include, among others, increased price competition for long distance and local services, failure of the marketing of the bundle of local and long distance services and long distance services under its agreements with its various marketing partners and its direct marketing channels, attrition in the number of end users, adverse developments in the Company's relationship with its marketing partners, failure or difficulties in managing the Company's growth, including attracting and retaining of qualified personnel, failure of the Company to expand its offering of local bundled services to new states, failure to provide timely and accurate billing information to customers, interruption in the Company's network and information systems, and changes in government policy, regulation and enforcement. The Company undertakes no obligation to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         In the normal course of business, the financial position of the Company is subject to a variety of risks, such as the collectability of its accounts receivable and the receivability of the carrying values of its long-term assets. The Company's long-term obligations consist primarily of its own convertible notes and credit facility. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because management does not consider the potential impact of changes in interest rates to be material.

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

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  3.1 Certificate of Ownership and Merger dated as of April 6, 2001 (changing Registrant's name)

                  3.2 Composite form of Amended and Restated Certificate of Incorporation of the Company, as amended through April 6, 2001.

         (b)      Reports on Form 8-K:

                  The Company filed no Current Reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TALK AMERICA HOLDINGS, INC.

Date:    May 11, 2001               By: /s/ Gabriel Battista
                                       ------------------------------------
                                        Gabriel Battista
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer and Director

Date:    May 11, 2001               By: /s/ Edward B. Meyercord, III
                                       ------------------------------------
                                        Edward B. Meyercord, III
                                        Chief Financial Officer, Chief Operating
                                        Officer and Treasurer

Date:    May 11, 2001               By: /s/ Thomas M. Walsh
                                       ------------------------------------
                                        Thomas M. Walsh
                                        Vice President - Finance