Form 10-Q
period 2001-06-30
TALK AMERICA
filed 2001-08-14
CIK 948545

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[  ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM _________TO __________

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

                                  Yes  X   No
                                     -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     78,374,387 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of August 7, 2001.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

================================================================================

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION:


Item 1.   Consolidated Financial Statements:

         Consolidated  Balance Sheets - June 30, 2001 (unaudited)
         and December 31, 2000....................................................  3

         Consolidated Statements of Operations - Three and Six Months
         Ended June 30, 2001 and 2000 (unaudited).................................  4

         Consolidated  Statements of Cash Flows - Six Months Ended
         June 30, 2001 and 2000 (unaudited).......................................  5

         Notes to Consolidated Financial Statements (unaudited)...................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................ 12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk................ 20


PART II  - OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8K........................................... 21

         (a)  Exhibits

         (b)  Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                               JUNE 30,           DECEMBER 31,
                                                                                                 2001                 2000
                                                                                          -------------------   ----------------
                                                                                             (UNAUDITED)
                                        ASSETS

Current assets:
   Cash and cash equivalents                                                                      $24,663              $  40,604
   Accounts receivable, trade, net of allowance for uncollectible accounts of $78,333
     and $29,459, respectively                                                                     50,151                 53,637
   Advances to partitions and notes receivable                                                      1,684                  1,780
   Prepaid expenses and other current assets                                                        1,397                  1,182
                                                                                          -------------------   ----------------
       Total current assets                                                                        77,895                 97,203

Property and equipment, net                                                                        79,756                 83,656
Goodwill and intangibles, net                                                                     206,146                218,639
Other assets                                                                                        7,608                  8,251
                                                                                          -------------------   ----------------
       Total assets                                                                              $371,405               $407,749
                                                                                          ===================   ================
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable, trade and other                                                             $  69,728              $  70,794
  Sales, use and excise taxes                                                                       8,311                  7,935
  Accrued payroll                                                                                   3,056                  2,204
  Deferred revenue                                                                                 14,423                 12,997
  Notes payable and current portion of long-term debt                                               6,579                  2,822
  Contingent redemption value of warrants                                                          32,331                     --
  Contingent redemption value of common stock                                                      53,519                     --
  Other current liabilities                                                                         4,727                  3,519
                                                                                          -------------------   ----------------
       Total current liabilities                                                                  192,674                100,271
                                                                                          -------------------   ----------------

Convertible debt                                                                                  84,945                  84,945
Deferred revenue                                                                                   2,500                   6,200
Long-term debt                                                                                    15,144                  18,750
Deferred income taxes                                                                                253                     253
                                                                                          -------------------   ----------------
       Total liabilities                                                                         295,516                 210,419
                                                                                          -------------------   ----------------

Commitments and contingencies

Contingent redemption value of warrants                                                                --                 36,324
Contingent redemption value of common stock                                                            --                 78,306

Stockholders' equity:
   Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares
     outstanding                                                                                      --                      --
   Common stock - $.01 par value, 300,000,000 shares authorized; 78,374,387 shares
     issued and outstanding                                                                          784                     784
   Additional paid-in capital                                                                    350,129                 286,963
   Treasury stock, 70,747 and 274,497 shares, at cost                                               (993)                 (3,851)
  Deficit                                                                                       (274,031)               (201,196)
                                                                                          -------------------   ----------------
       Total stockholders' equity                                                                 75,889                  82,700
                                                                                          -------------------   ----------------
       Total liabilities and stockholders' equity                                               $371,405                $407,749
                                                                                          ===================   ================

      See accompanying notes to consolidated financial statements.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS             FOR THE SIX MONTHS ENDED
                                                        ENDED JUNE 30,                        JUNE 30,
                                                  ---------------------------        ---------------------------
                                                     2001            2000               2001            2000
                                                  -----------     -----------        -----------    ------------
Sales                                                $133,706       $135,737            $271,537       $291,780

Cost of sales                                          63,513         78,164             128,218        164,692
                                                  -----------     -----------        -----------     -----------

Gross profit                                           70,193         57,573             143,319        127,088

General and administrative expenses                    23,266         13,670              43,711         25,866
Provision for doubtful accounts                        35,852         10,346              50,549         15,510
Promotional,    marketing   and   advertising
expenses                                               26,265         32,512              63,770         69,163
Depreciation and amortization                           9,698          2,004              18,912          3,842
                                                  -----------     -----------        -----------     -----------

Operating income (loss)                               (24,888)          (959)            (33,623)        12,707

Interest (income)                                        (308)        (1,465)               (831)        (2,859)
Interest expense                                        1,542          1,084               3,126          2,171
Other (income) expense, net                              (272)           313                  80            656
                                                  -----------     -----------        -----------     -----------

Income  (loss)  before  provision  for income
taxes                                                 (25,850)          (891)            (35,998)        12,739


Provision for income taxes                                  -              -                   -            250
                                                  -----------     -----------        -----------     -----------
Income (loss) before  cumulative effect of an
accounting change                                     (25,850)          (891)            (35,998)        $12,489
                                                  -----------     -----------        -----------     -----------

Cumulative  effect  of an  accounting  change
(see Note 1)                                          (36,837)             -             (36,837)              -
                                                  -----------     -----------        -----------     -----------

Net income (loss)                                    $(62,687)         $(891)           $(72,835)       $12,489
                                                  ===========     ===========        ===========     ===========

Basic earnings (loss) per share:

  Income (loss) before cumulative effect of
  an accounting change per share                       $(0.33)        $(0.01)             $(0.46)        $ 0.19
  Cumulative effect of an accounting change
  per share                                             (0.47)             -               (0.47)             -
                                                  -----------     -----------        -----------     -----------


   Net income (loss) per share - Basic                 $(0.80)        $(0.01)             $(0.93)         $0.19
                                                  ===========     ===========        ===========     ===========

   Weighted average  common shares
    outstanding - Basic                                78,374         65,822              78,373         65,563
                                                  ===========     ===========        ===========     ===========

Diluted earnings (loss) per share:

  Income (loss) before  cumulative  effect of
  an accounting change per share                       $(0.33)        $(0.01)             $(0.46)         $0.19
  Cumulative effect of an accounting change
  per share                                             (0.47)             -               (0.47)             -
                                                  -----------     -----------        -----------     -----------


  Net income (loss) per share - Diluted                $(0.80)        $(0.01)             $(0.93)          $0.19
                                                  ===========     ===========        ===========     ===========

  Weighted average common and common
    equivalent shares outstanding - Diluted            78,374         65,822              78,373          67,334
                                                  ===========     ===========        ===========     ===========

           See accompanying notes to consolidated financial statements.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                    --------------------------------
                                                                                        2001              2000
                                                                                    -------------    ---------------
Cash flows from operating activities:

   Net income (loss)                                                                 $(72,835)           $12,489
   Reconciliation of net income (loss) to net cash provided by (used in)
     operating activities:
     Provision for doubtful accounts                                                   50,549             15,510
     Depreciation and amortization                                                     18,912              3,842
     Cumulative effect of an accounting change for contingent redemptions              36,837                  -
      Loss on retirement of assets                                                        116                  -
      Changes in assets and liabilities:
         Accounts receivable, trade                                                   (47,063)           (13,807)
         Advances to partitions and notes receivable                                       96                 24
         Prepaid expenses and other current assets                                       (215)             6,752
         Other assets                                                                     643               (955)
         Accounts payables and accrued expenses                                        (1,066)            (1,385)
         Deferred revenue                                                              (2,274)            (3,451)
         Sales, Use and Excise taxes                                                      376             (5,384)
         Other liabilities                                                              2,467                  -
                                                                                    -------------    ---------------
           Net cash provided by (used in) operating activities                        (13,457)            13,635
                                                                                    -------------    ---------------

Cash flows from investing activities:

   Capital expenditures                                                                (2,246)           (16,476)
   Acquisition of intangibles                                                            (154)              (515)
                                                                                    -------------    ---------------
           Net cash (used in) investing activities                                     (2,400)           (16,991)
                                                                                    -------------    ---------------

Cash flows from financing activities:

   Payments of borrowings                                                                 (84)                 -
   Proceeds from exercise of options and warrants                                           -              2,410
    Proceeds from exercise of common stock rights                                           -             11,093
                                                                                    -------------    ---------------
           Net cash provided by (used in) financing activities                            (84)            13,503
                                                                                    -------------    ---------------

Net increase (decrease) in cash and cash equivalents                                  (15,941)            10,147
Cash and cash equivalents, beginning of period                                         40,604             78,937
                                                                                    -------------    ---------------
Cash and cash equivalents, end of period                                            $  24,663          $  89,084
                                                                                    =============    ===============

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

         The consolidated financial statements and related notes thereto as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2000 was derived from the audited financial statements included in the Company's Form 10-K. These interim financial statements should be read in conjunction with the Form 10-K report. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(B) RISKS AND UNCERTAINTIES

         Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to:

         - The Company's business strategy with respect to bundled local and long distance services may not succeed

         - Failure to manage, or difficulties in managing, the Company's growth, including attracting and retaining qualified personnel and opening up new territories for its services

         - Dependence on the availability or functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services

         -   Increased price competition in local and long distance services

         - The Company's significant reimbursement and repurchase obligations under the Investment Agreement with AOL

         - Failure or interruption in the Company's network and information systems

         -   Changes in government policy, regulation and enforcement

         - Adverse developments in the Company's relationship with its marketing partners

         - Failure of the marketing of the bundle of the Company's local and long distance services under its direct marketing channels and under its agreements with its various marketing partners

         - Failure of the Company to successfully implement a collection management system and credit controls for customers

         - Inability to obtain additional capital required to fully implement the Company's business plan and meet existing obligations

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

(C) NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137,

"Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." The standards require an entity to recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on the use of the derivative. The cumulative effect of adopting these new accounting standards did not have a material effect on the Company's results of operations or its financial position for the periods presented in the financial statements included herein.

         The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) has issued Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which addresses how such contracts should be classified and measured by the Company. Under this issue, contracts that require net-cash settlement would be initially classified as assets or liabilities, then measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previous gains or losses on those contracts would continue to be included in earnings. This abstract is effective for all contracts that remained outstanding at June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. The cumulative effect of the adoption of this change in accounting principal resulted in a noncash charge to operations of $36.8 million in the quarter ended June 30, 2001 (see Note 3). On a quarterly basis the Company will reassess the fair value of the liability associated with these contracts and any difference will be recorded in earnings.

         In July of 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," which eliminate the pooling of interests method of accounting, establish new criteria for identification of separate intangibles acquired, and establish the impairment approach rather than amortization for goodwill. The Company has $191.7 million of net goodwill and $14.4 million of net identifiable intangible assets as of June 30, 2001 and has recorded $12.6 million of amortization expense in the six months ended June 30, 2001. Effective January 1, 2002 the Company will no longer be required to record amortization expense on goodwill, but will instead be required to evaluate these assets for potential impairment on a quarterly basis and to record a charge for any such impairment. Management is in the process of reviewing the assets for potential impairment and if there is an impairment, the Company may incur a cumulative effect charge of adopting these statements in the first quarter of 2002.

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

         AOL elected to exercise its right to terminate the long distance exclusivity as of June 30, 2001 and thereafter the Company's right to offer long distance services continues on a non-exclusive basis until June 30, 2003.


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

3. CONTINGENT REDEMPTION VALUE OF WARRANTS AND COMMON STOCK:

CONTINGENT REDEMPTION VALUE OF WARRANTS

         Under the terms of the Investment Agreement with AOL, AOL has the right to require the Company to repurchase the warrants to purchase 2,721,984 shares of Common Stock of the Company held by AOL for an aggregate price of $36.3 million, which repurchase price can be paid in Common Stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). Upon the occurrence of certain events, including material defaults by the Company in its AOL agreements and a "change of control" of the Company, the Company may be required to purchase the warrants for cash.

         The Company had originally recorded $36.3 million for the contingent redemption value of these warrants with a corresponding reduction in additional paid-in capital. In connection with the implementation of EITF 00-19, the contingent redemption feature of the warrants was recorded as a liability at its fair value of $32.3 million as of June 30, 2001. The increase in the fair value of this contingent redemption feature from issuance on January 5, 1999 to June 30, 2001 was $14.4 million, which has been presented as a cumulative effect of a change in accounting principle in the statement of operations.

CONTINGENT REDEMPTION VALUE OF COMMON STOCK

         Under the terms of the Investment Agreement with AOL, the Company has agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of Common Stock during the period from June 1, 1999 through September 30, 2001. The Company has the first right to purchase any of the 4,121,372 shares of Common Stock at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of Common Stock as of June 30, 2001, the reimbursement amount would be approximately $54 million. Upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company also may be required to repurchase all of the shares at $19 per share. The Company has pledged the stock of its subsidiaries and has agreed to fund an escrow account of up to $35 million from 50% of the proceeds of any debt financing, other than a bank, receivable or other asset based financing of up to $50 million, to secure its obligations under the Investment Agreement with AOL. AOL has agreed that it will subordinate its security interests to permit the securitization of certain future financings by the Company.

         The Company had originally recorded $78.3 million for the contingent redemption value of this Common Stock with a corresponding reduction in additional paid-in capital. In connection with the implementation of EITF 00-19, the contingent redemption feature of the Common Stock was recorded as a liability at its fair value of $53.5 million as of June 30, 2001. The increase in the fair value of this contingent redemption feature from issuance on January 5, 1999 to June 30, 2001 was $22.4 million, which has been presented as a cumulative effect of a change in accounting principle in the statement of operations.

4. LEGAL PROCEEDINGS:

         On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania (the "Court") against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. A motion to dismiss was granted as to certain officers of the Company and denied as to the Company. There are currently no officers of the Company who are a party to these actions. On July 19, 2000, a class was certified. On July 20, 2001, the Company entered into a Stipulation and Agreement of Settlement, which received preliminary approval from the Court on July 26, 2001. The Company believes that this matter will be settled according to the terms of the Stipulation and Agreement of Settlement, with the settlement amount paid by the Company's insurance carrier.

         The Company also is a party to a number of legal actions and proceedings, including purported class actions, arising from the Company's provision and marketing of telecommunications services, as well as certain arbitration and legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business.

         The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that, because of fluctuations in the Company's cash position, the timing of developments with respect to such matters that require cash payments by the Company, while such payments are not expected to be material to the Company's financial condition, could impair the Company's ability in future interim or annual periods to continue to implement its business plan, which could affect its results of operations in future interim or annual periods.

5. ACQUISITION:

         On August 9, 2000, a wholly owned subsidiary of the Company merged with and into Access One Communications Corp. ("Access One"). Access One was a private, local telecommunications service provider to nine states in the southeastern United States. As a result of this merger, Access One became a wholly owned subsidiary of the Company and Access One stockholders received an aggregate of approximately 12.2 million shares of the Company's common stock, and outstanding options and warrants to purchase shares of Access One common stock converted to options and warrants to purchase an aggregate of 2.1 million shares of the Company's common stock. The total purchase price was approximately $201.6 million and the merger was accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Access One from the merger date. The merger resulted in the recording of intangible assets of approximately $15.9 million and goodwill of $210.0 million, which are being amortized on a straight-line basis over their expected benefit period of five years for intangible assets and ten years for goodwill. (See Note 1).

         The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the Access One merger had taken place at the beginning of the periods presented:


                                                            (In thousands, except per share data)
                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                     2001            2000             2001          2000
                                                     ----            ----             ----          ----

Sales                                              $133,706         $146,673        $271,537     $312,855

Net income (loss)                                  $(62,687)        $(17,517)       $(72,835)     $(6,976)
                                           ---------------------------------------------------------------

Basic earnings (loss) per common share:

    Net (loss) income                                $(0.80)          $(0.22)         $(0.93)      $(0.09)
                                           ---------------------------------------------------------------
Diluted earnings (loss) per common share:

    Net (loss) income                                $(0.80)          $(0.21)         $(0.93)      $(0.09)
                                           ---------------------------------------------------------------




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

6.  PER SHARE DATA:

         Basic earnings per common share is calculated using the average number of shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options and warrants were exercised and convertible bonds were converted into common stock. Earnings per share are computed as follows (amounts in thousands, except per share data):

                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                ---------------------------------     ---------------------------------
                                                     2001                2000               2001               2000
                                                     ----                ----               ----               ----

Income (loss) before cumulative effect of an
accounting change                                  $(25,850)              $(891)          $(35,998)           $12,489

Cumulative effect of an accounting change           (36,837)                  -            (36,837)                 -
                                                -------------     ---------------     --------------     --------------

Net income (loss)                                  $(62,687)              $(891)          $(72,835)           $12,489
                                                =============     ===============     ==============     ==============

Weighted average shares of common stock
outstanding used to compute basic earnings
(loss) per common share                              78,374              65,822             78,373             65,563
Additional common shares to be issued
assuming exercise of stock options and
warrants, net of shares assumed reacquired                -                   -                  -              1,771
                                                -------------     ---------------     --------------     --------------
Weighted average shares used to compute
diluted earnings (loss) per share                    78,374              65,822             78,373             67,334
                                                =============     ===============     ==============     ==============

Basic earnings (loss) per share:
  Income  (loss) before  cumulative  effect of
  an accounting change per share                     $(0.33)             $(0.01)            $(0.46)             $0.19
  Cumulative  effect of an  accounting  change
  per share                                           (0.47)                  -              (0.47)                 -
                                                -------------     ---------------     --------------     --------------
    Net income (loss) per share-Basic                $(0.80)             $(0.01)            $(0.93)              $0.19
                                                =============     ===============     ==============     ==============

Diluted earnings (loss) per share:
  Income  (loss) before  cumulative  effect of
  an accounting change per share                     $(0.33)             $(0.01)            $(0.46)              $0.19
  Cumulative  effect of an  accounting  change
  per share                                           (0.47)                 --              (0.47)                 --
                                                -------------     ---------------     --------------     --------------
  Net income (loss) per share-Diluted                $(0.80)             $(0.01)            $(0.93)              $0.19
                                                =============     ===============     ==============     ==============

The diluted share basis for the three and six months ended June 30, 2001 excludes shares related to options to purchase, and warrants exercisable for, 17,463,267 shares and convertible bonds that are convertible into 3,436,891 shares. These shares are excluded due to their antidilutive effect as a result of the Company's net loss.

Note 7.  Credit Facility

The Company entered into a Credit Facility Agreement with MCG Finance Corporation, providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. As of June 30, 2001, the Company would have been in default of its long distance subscriber acquisitions costs covenant but for a waiver from MCG Finance Corporation. The waiver covered compliance through the second quarter of 2001. In connection with the waiver and certain other agreements by the lenders under the Credit Facility Agreement, the Company is issuing warrants to purchase 150,000 shares of its common stock at $0.68 per share to such lenders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

         Talk America Holdings, Inc. through its subsidiaries (the "Company" or "Talk") provides local and long distance telecommunication services to residential and small business customers throughout the United States.

         The Company's telecommunication services offerings include local and long distance telecommunication services, primarily local services bundled with long distance services, inbound toll-free service and dedicated private line services for data transmission. The Company seeks to expand its customer base through its direct marketing channels and marketing arrangements with business partners and to build a more diverse products and services portfolio, including non-telecommunication products and services. In connection with the Company's strategy to diversify its product portfolio and to bundle local service with its core long distance service offerings, the Company acquired Access One Communications Corp. ("Access One") in August, 2000. Access One was a private, local telecommunication services provider to nine states in the southeastern United States.

         The Company is continuing its expansion plan and expects to introduce its bundled service offering in eight new states over the next six months, which would bring to 25 the number of states where the Company would be offering its bundled service. During this period, the Company intends to continue to focus its resources on addressing operational issues that it encounters and improving efficiencies of the Company's bundled business model, managing its business to generate free cash flow and building a highly scaleable nationwide platform to provision, bill and service bundled customers across the nation. During the second quarter of 2001, the Company established reserves of $35.9 million to provide for doubtful accounts, of which $16.3 million reflects customers acquired through since discontinued marketing programs and customers provisioned to the Company's bundled service that the Company now believes are unlikely to pay. In connection therewith, the Company is implementing a new collections management system and adopting more stringent credit controls. As it pursues this plan to improve efficiencies of the Company's bundled business model and implements the front-end customer quality initiatives, the Company anticipates that it will incur a significantly lower level of marketing and promotion expenditures during the balance of 2001 compared to the same period of 2000. Consequently, the Company expects its EBITDA for 2001 to be between $4 to $6 million. EBITDA is defined as net income or loss adjusted to eliminate interest income and expense, taxes, depreciation and amortization, and cumulative effect of accounting changes.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data of the Company as a percentage of sales:

                                                     FOR THE THREE MONTHS             FOR THE SIX MONTHS ENDED
                                                        ENDED JUNE 30,                        JUNE 30,

                                                     ---------------------------        ---------------------------
                                                        2001            2000               2001            2000
                                                     -----------     -----------        -----------     -----------

Sales                                                     100.0%         100.0%              100.0%         100.0%
Cost of sales                                              47.5           57.6                47.2           56.4
                                                     -----------     -----------        -----------     -----------

Gross profit                                               52.5           42.4                52.8           43.6
                                                     -----------     -----------        -----------     -----------

General and administrative expenses                        17.4           10.1                16.1            8.9
Promotional,    marketing   and   advertising
expenses                                                   19.6           23.9                23.5           23.7
Depreciation and amortization                               7.3            1.5                 7.0            1.3
Provision for doubtful accounts                            26.8            7.6                18.6            5.3
                                                     -----------     -----------        -----------     -----------

Operating income (loss)                                   (18.6)          (0.7)              (12.4)           4.4

Interest (income)                                          (0.2)          (1.0)               (0.3)          (0.9)
Interest expense                                            1.1            0.8                 1.2            0.7
Other expense, net                                         (0.2)           0.2                 0.0            0.2
                                                     -----------     -----------        -----------     -----------

Income (loss) before income taxes                         (19.3)          (0.7)              (13.3)           4.4

Provision for income taxes                                    -              -                   -            0.1
                                                     -----------     -----------        -----------     -----------
Income (loss) before  cumulative effect of an
accounting change                                         (19.3)         (0 .7)              (13.3)           4.3

Cumulative effect of an accounting change                 (27.6)             -               (13.5)             -
                                                     -----------     -----------        -----------     -----------

Net income (loss)                                         (46.9)          (0.7)              (26.8)           4.3
                                                     ===========     ===========        ===========     ===========


QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

         Sales. Sales decreased by 1.5% to $133.7 million for the quarter ended June 30, 2001 from $135.7 million for the quarter ended June 30, 2000. Sales for the quarter ended June 30, 2001 decreased by 3.0% compared to sales of $137.8 million for the quarter ended March 31, 2001. The decrease in sales for the quarter ended June 30, 2001 compared to June 30, 2000 primarily reflected the Company's (i) decision to focus its efforts in the local telecommunication services market by offering local telecommunication services bundled with long distance services in 2000; (ii) the Company's election to exit the international wholesale business; and (iii) a decline in the number of long distance customers obtained under various marketing agreements (including AOL) and a decrease in the Company's other sales. The Company's bundled sales for the quarter ended June 30, 2001 totaled $52.9 million compared to $543,000 in the second quarter of last year and $49.7 million for the quarter ended March 31, 2001. The Company's international wholesale sales for the quarter ended June 30, 2000 were $13.0 million; however, the Company elected to exit the international wholesale business in late 2000 because of the low gross profit margins associated therewith; consequently, the Company had no international sales in the second quarter of 2001. The Company's long distance sales decreased to $80.8 million for the quarter ended June 30, 2001 from $135.2 million for the quarter ended June 30, 2000 due in part to the Company's focus on bundle sales, churn, a decline in gross additions of new long distance customers (due to significant reduction in the second quarter of 2000 in the principal marketing opportunity provided to the Company by AOL) and the conversion of long distance customers to the Company's bundled service offering.

         A significant percentage of the Company's revenues in the quarters ended June 30, 2001 and June 30, 2000 were derived from long distance telecommunication services provided to customers who were obtained under the AOL agreement and a significant decline in its AOL subscribers that is not offset by growth in other subscribers could have a significant effect on the Company's results of operations and cash flow. While the Company's rights to market long distance exclusively under the AOL agreement ended on June 30, 2001, the Company's rights to continue to market its services to AOL subscribers on a non-exclusive basis, but with significant marketing rights, continues until June 30, 2003. Because of the Company's focus as outlined above, the opportunities to offer the bundle of local and long distance telecommunication services directly to customers and the significant marketing rights that continue after June 30, 2001 and the reduced marketing payments to AOL, the Company believes that the early termination of the exclusivity period should not be detrimental to the Company's business. The Company plans to continue to market its services to AOL subscribers, and also plans to increase its efforts outside of AOL to expand its base of bundled and long distance customers as discussed above.

         While the Company expects bundled revenues in all of 2001 to be up by approximately 400% compared to bundled revenues in 2000, it expects (i) bundled revenue to be flat in the third quarter compared to the second quarter of 2001 and to be down approximately 10% for the fourth quarter, as the Company pursues its plans to improve efficiences of the Company's bundled business model and continues to implement its new collections management system and its more stringent customer credit controls, and (ii) long distance revenue to drop 10% to 15% sequentially in the third quarter from the second quarter of 2001 and to be down approximately 35% to 40% in 2001 compared to 2000 after adjusting long distance revenue for the year ended 2000 to exclude international wholesale revenue, as the Company continues to focus on marketing its bundled services plan.

         Cost of Sales. Cost of sales decreased by 18.7% to $63.5 million in the quarter ended June 30, 2001 from $78.2 million in the quarter ended June 30, 2000, and, as a percentage of sales, decreased to 47.5% as compared to 57.6% for the same quarter last year. The decreases were primarily due to a decrease in network costs as a result of exiting the international wholesale business, a lower number of long distance customers, a reduction in access and usage charges and a reduction in primary interexchange carrier charges ("PICC"). The decrease in network costs was partially offset by increases in costs to incumbent local telephone companies related to the Company's efforts in the local telecommunication market. In addition, partition costs and billing costs were lower.

         Gross Profit. Gross profit increased by 21.9% in the quarter ended June 30, 2001 to $70.2 million from $57.6 million in the quarter ended June 30, 2000, and, as a percentage of sales, increased to 52.5% as compared to 42.4% for the same quarter last year. The increase in gross profit percentage was primarily due to lower network, partition and billing costs and increased margin associated with the Company's bundled sales compared to the margin of international wholesale, offset by increased cost associated with the growing local business. Due to the growth of local bundled service revenue as a percentage of total revenue, the early stage of development of the Company's local service initiative, as well as the intensification of price competition for the Company's products, the Company may not continue to experience an upward trend in gross profits in the future. The Company expects that gross profit percentage will remain in the range of 50% to 53% throughout the remainder of the year.

         General and Administrative Expenses. General and administrative expenses increased by 70.2% to $23.3 million in the quarter ended June 30, 2001 from $13.7 million in the quarter ended June 30, 2000, and as a percentage of sales, increased to 17.4% as compared to 10.1% for the same quarter last year. The increase in general and administrative expenses was due primarily to increased costs associated with additional personnel to support the Company's growth in the local services business and the additional sales, provisioning and customer service support for its local customers.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased by 246.5% to $35.9 million in 2001 from $10.3 million in 2000, and, as a percentage of sales, increased to 26.8% as compared to 7.6% for the same quarter last year. The increase in provision for doubtful accounts was due to
(i) the provision for certain receivables that the Company does not expect to collect; and (ii) the provision for customers with poor credit quality acquired through discontinued marketing programs. The Company expects the provision for doubtful accounts to be

$15 to $20 million for the quarter ended September 30, 2001 due in part to the implementation of a new collections management system and adoption of more stringent credit controls.

         Promotional, Marketing and Advertising Expenses. During the quarter ended June 30, 2001, the Company incurred $26.3 million of promotional, marketing and advertising expenses as compared to $32.5 million in the quarter ended June 30, 2000, a 19.2% decrease, and as a percentage of sales, a decrease to 19.6% as compared to 24.0% for the same quarter last year. This decrease is attributable to a charge taken in the quarter ended June 30, 2000 related to ending a marketing relationship, decreased promotional and advertising campaigns for long distance customers, partially offset by expanding efforts for the Company's local bundled customer base, and, as the Company continued to implement its previously announced plan to improve efficiencies of the Company's bundled business model outlined above, the Company's efforts to scale down promotional, marketing and advertising expenses. AOL fixed marketing fees increased from the quarter ended June 30, 2000 to the quarter ended June 30, 2001, which was offset by a decrease in the AOL rewards points program which ended in the second quarter of 2000. The Company expects to incur promotional, marketing and advertising expenses of approximately $15 million for the third quarter of 2001 as it continues to pursue subscribers to its bundle of local and long distance telecommunication service, particularly non-AOL subscribers.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2001 was $9.7 million, an increase of $7.7 million compared to $2.0 million in the quarter ended June 30, 2000, and as a percentage of sales, an increase to 7.3% as compared to 1.5% for the same quarter last year. This increase is due primarily to the amortization of the goodwill recorded upon the Access One acquisition, along with additional property, equipment and intangibles that were acquired by the Company in the acquisition of Access One. The excess of the purchase price over the fair value of the net assets acquired in the Access One acquisition was approximately $225.9 million and has been recorded as goodwill and intangible assets, which is being amortized on a straight-line basis. Intangibles consist primarily of a service mark and purchased customer accounts and workforce.

         Interest Income. Interest income was $0.3 million for the quarter ended June 30, 2001 versus $1.5 million for the quarter ended June 30, 2000. The interest income in 2000 was higher due to the Company's higher average cash balances during 2000.

         Interest Expense. Interest expense was $1.5 million for the quarter ended June 30, 2001 versus $1.1 million for the quarter ended June 30, 2000. The increase is due to interest on debt assumed with the acquisition of Access One and interest on additional borrowings by the Company in the second half of 2000.

         Cumulative effect of an accounting change. The Company adopted Emerging Issues Task Force (EITF) Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," in the quarter ended June 30, 2001. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the quarter ended June 30, 2001, representing the change in fair value of contingent redemption features of warrants and Common Stock held by AOL from issuance on January 5, 1999 through June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Sales. Sales decreased by 6.9% to $271.5 million for the six months ended June 30, 2001 from $291.8 million for the six months ended June 30, 2000. The decrease in sales for the six months ended June 30, 2001 compared to June 30, 2000 primarily reflected the Company's (i) decision to focus its efforts in the local telecommunication market by offering local telecommunication services bundled with long distance services in 2000; (ii) the Company's election to exit the international wholesale business; and (iii) a decline in the number of long distance customers obtained under various marketing agreements (including AOL) and a decrease in the Company's other sales. The Company's bundled sales for the six months ended June 30, 2001 totaled $102.6 million compared to $543,000 in the six months ended June 30, 2000 and $81.8 million for the six months ended March 31, 2001. The Company's international wholesale sales for the six months ended June 30, 2000 were $26.1 million; however, the Company elected to exit the international wholesale business in late 2000 because of the low gross profit margins associated therewith; consequently, the Company had no international sales in the first and second quarters of 2001. The Company's long distance sales decreased to $168.9 million for the six months ended June 30, 2001 from $291.8 million for the six months ended June 30, 2000 due in part to the Company's focus on bundled sales, churn, a decline in gross additions of new long distance customers (due to significant reduction in the second quarter of 2000 in the principal marketing opportunity provided to the Company by AOL) and the conversion of long distance customers to the Company's bundled service offering.

         Cost of Sales. Cost of sales decreased by 22.2% to $128.2 million in the six months ended June 30, 2001 from $164.7 million in the six months ended June 30, 2000, and as a percentage of sales, decreased to 47.2% as compared to 56.4% for the same period last year. The decreases were primarily due to a decrease in network costs as a result of exiting the international wholesale business, a lower number of long distance customers, a reduction in access and usage charges and a reduction in PICC charges. The decrease in network costs was partially offset by increases in costs to incumbent local telephone companies related to the Company's efforts in the local telecommunication market. In addition, partition costs and billing costs were lower.

         Gross Profit. Gross profit increased by 12.8% for the six months ended June 30, 2001 to $143.3 million from $127.1 million for the six months ended June 30, 2000, and, as a percentage of sales, increased to 52.8% as compared to 43.6% for the same period last year. The increase in gross profit percentage was primarily due to lower network, partition and billing costs and increased margin associated with the Company's bundled sales compared to the margin of international wholesale, offset by increased cost associated with the growing local business.

         General and Administrative Expenses. General and administrative expenses increased by 69.0% to $43.7 million for the six months ended June 30, 2001 from $25.9 million for the six months ended June 30, 2000, and as a percentage of sales, increased to 16.1% as compared to 8.9% for the same period last year. The increase in general and administrative expenses was due primarily to increased costs associated with additional personnel to support the Company's growth in the local services business and the additional sales, provisioning and customer service support for its local customers.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased by 225.9% to $50.5 million for the six months ended June 30, 2001 from $15.5 million in 2000, and as a percentage of sales, increased to 18.6% as compared to 5.3% for the same period last year. The increase in provision for doubtful accounts was due to (i) the provision for certain receivables that the Company does not expect to collect; and (ii) the provision for customers with poor credit quality acquired through discontinued marketing programs.

         Promotional, Marketing and Advertising Expenses. During the six months ended June 30, 2001 the Company incurred $63.8 million of promotional, marketing and advertising expenses as compared to $69.2 million for the six months ended June 30, 2000, a 7.8% decrease, and as a percentage of sales, a decrease to 23.5% as compared to 23.7% for the same period last year. This decrease is attributable to a charge taken in the quarter ended June 30, 2000 related to ending a marketing relationship, and decreased promotional and advertising campaigns for long distance customers, partially offset by expanding efforts for the Company's local bundled customer base. AOL fixed marketing fees increased by $6 million from the six months ended June 30, 2000 to the six months ended June 30, 2001; this increase was partially offset by a decrease in the AOL rewards points program, which ended in the second quarter of 2000. In addition, the Company's efforts to scale down promotional, marketing and advertising expenses in the second quarter of 2001 also contributed to the overall decrease.

         Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2001 was $18.9 million, an increase of $15.1 million compared to $3.8 million in the six months ended June 30, 2000, and as a percentage of sales, an increase to 7.0% as compared to 1.3% for the same period last year. This increase is due primarily to the amortization of the goodwill recorded upon the Access One acquisition, along with additional property, equipment and intangibles that were acquired by the Company in the acquisition of Access One.

         Interest Income. Interest income was $0.8 million for the six months ended June 30, 2001 versus $2.9 million for the six months ended June 30, 2000. The interest income in 2000 was higher due to the Company's higher average cash balances during 2000.

         Interest Expense. Interest expense was $3.1 million for the six months ended June 30, 2001 versus $2.2 million for the six months ended June 30, 2000. The increase is due to interest on debt assumed with the acquisition of Access One and interest on additional borrowings by the Company in the second half of 2000.

         Other Expense, Net. Net other expense was $656,000 for the six months ended June 30, 2000, mostly attributable to a one-time fee paid to a marketing partner. Net other expense for the six months ended June 30, 2001 was not significant.

         Provision for Income Taxes. The Company recorded a $250,000 provision for income taxes in the six months ended June 30, 2000 related to the expected payment of federal income taxes on alternative minimum taxable income. Although the Company had net operating loss carryforwards sufficient to offset expected taxable income for 2000, the loss carryforwards can only reduce up to 90% of alternative minimum taxable income.

         Cumulative effect of an accounting change. The Company adopted Emerging Issues Task Force (EITF) Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," in the quarter ended June 30, 2001. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the quarter ended June 30, 2001, representing the change in fair value of contingent redemption features of warrants and Common Stock held by AOL from issuance on January 5, 1999 through June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $24.7 million of cash and cash equivalents as of June 30, 2001, and $40.6 million as of December 31, 2000. The decrease in cash and cash equivalents is primarily the result of the operating loss for the first half of 2001 of $72.8 million and growth in the Company's gross trade receivables by approximately $47.1 million, offset by non-cash items, including the provision for doubtful accounts of $50.6 million, depreciation and amortization of $18.9 million and the cumulative effect of an accounting change of $36.8 million.

         Gross trade receivables increased from $83.1 million at December 31, 2000 to $128.5 million at June 30, 2001 and the allowance for uncollectible accounts increased to $78.3 million at June 30, 2001 from $29.5 million at December 31, 2000. The increase in trade receivables and the corresponding increase in the allowance for uncollectible accounts is primarily attributable to: (i) the provision for certain receivables that the Company does not now expect to collect; and (ii) the provision for customers with poor credit history acquired through since discontinued marketing programs.

         Net cash used in operating activities was $13.5 million for the six months ended June 30, 2001. Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, the major contributors to the net cash used in operating activities were the net loss of $72.8 million, an increase in accounts receivable of $47.1 million, offset by non-cash items of $106.4 million. The non-cash items primarily consisted of provision for doubtful accounts of $50.5 million; depreciation and amortization of $18.9 million and the cumulative effect of an accounting change for contingent redemptions of $36.8 million. For the six months ended June 30, 2000, the net cash provided by operating activities was mainly generated by net income of $12.5 million, an increase in trade receivables of $13.8 million, decreases in accounts payable, accrued expenses and sales, use and excise tax of $6.8 million, decrease in deferred revenue of $3.4 million, offset by a decrease in prepaid expenses and other current assets of $6.8 million and adjustments to net income for non-cash items of $19.4 million.

         Net cash used in investing activities of $2.4 million during the six months ended June 30, 2001 related primarily to the purchase of property and equipment. Net cash used in investing activities of $17.0 million during the six months ended June 30, 2000, related primarily to the purchase of property and equipment.

         The Company had no significant cash used in financing activities for the six months ended June 30, 2001. The net cash provided by financing activities for the six months ended June 30, 2000, was received from the exercise of stock options and common stock rights for $13.5 million.

         Under the terms of the Investment Agreement with AOL, the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of Company common stock held by AOL during the period from June 1, 1999 through September 30, 2000. By an amendment dated as of August 2, 2000, the period during which AOL may exercise its rights to reimbursement for losses on the sale of stock, as described above, was extended from September 30, 2000 to September 30, 2001. The Company also received a letter from AOL dated as of August 2, 2000 confirming that AOL did not intend to exercise such rights to reimbursement for shortfalls earlier than December 31, 2000. The reimbursement amount would be determined by multiplying the number of shares, if any, that AOL sells during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sells the shares for, if less than $19 per share. The reimbursement amount may not exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares would be approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company has the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights. Assuming AOL were to sell all of its shares subject to the Company's reimbursement obligation at the closing price of Company common stock on June 30, 2001, the reimbursement amount would be approximately $54.0 million.

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

         The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The increase in provision for doubtful accounts was due to the provision for certain receivables that the Company does not now expect to collect and the provision for customers with poor credit history acquired through since discontinued marketing programs.

         At the time of the Company's acquisition of Access One, Access One and its subsidiaries had approximately $15.0 million of loans outstanding under an existing credit facility with MCG Finance Corporation. The loans under the credit facility were secured by a pledge of all of the assets of Access One and its subsidiaries. In addition, the Company guaranteed the obligations of Access One and its subsidiaries under the credit facility. The $15.0 million loan was repaid on October 20, 2000 when certain subsidiaries of the Company entered into a Credit Facility Agreement with MCG Finance Corporation, providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The effectiveness of the line of credit facility is subject, among other things, to the successful syndication of that facility. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. As of June 30, 2001, the Company would have been in default of its long distance subscriber acquisitions costs covenant but for a waiver from MCG Finance Corporation. The waiver covered compliance through the second quarter of 2001. In connection with the waiver and certain other agreements by the lenders under the Credit Facility Agreement, the Company is issuing warrants to purchase 150,000 shares of its common stock at $0.68 per share to such lenders. The credit facilities under the Credit Facility Agreement were extended at the Company's election up to June 30, 2005 for the term loan facility and up to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are collateralized by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents. The Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. Upon its execution of the Credit Facility Agreement, the Company issued warrants to purchase 300,000 shares of its common stock at $4.36 per share, 150,000 of which vested on December 31, 2000 and the balance of which would have vested if the Company failed to exceed certain EBITDA thresholds for the fiscal quarter ended March 31, 2001. The Company exceeded the EBITDA threshold for the quarter ended March 31, 2001 and consequently the balance of the warrants did not vest. On October 20, 2000, the Company borrowed $20.0 million under the term loan facility, of which approximately $15.0 million was used to repay the Access One loans.

         The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash operating and regular debt service requirements, including marketing and promotional expenditures discussed above, for at least the next twelve months. However , based on its existing cash and cash equivalents and its expectations as to future cash flow from operations, the Company expects that, should AOL elect during the exercise period prior to September 30, 2001 to sell its shares of the Company's common stock at a price below $19 per share, the Company will be required to obtain additional financing to fund a substantial portion of its reimbursement obligations under the AOL Investment Agreement. While the Company believes that it could obtain such financing, there can be no assurance that, given current market conditions, the Company would be able to raise such additional capital on terms acceptable to the Company. In addition, the Company's use of its cash on hand to satisfy the AOL reimbursement obligations could impair its ability to continue to implement its business plan, as could the timing of any cash payments required to be made by the Company in respect of the various actions against the Company, as discussed in Note 4 of Notes to Consolidated Financial Statements in this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." The standards require an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on the use of the derivative. The cumulative effect of adopting these new accounting standards did not have a material effect on the Company's results of operations or its financial position for the periods presented in the financial statements included herein

         The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) has issued Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which addresses how such contracts should be classified and measured by the Company. Under this issue, contracts that require net-cash settlement would be initially classified as assets or liabilities, then measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any gains or losses on those contracts should continue to be included in earnings. This abstract is effective for all contracts that remain outstanding at June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. The cumulative effect of the adoption of this change in accounting principal resulted in a noncash charge to operations of $36.8 million in the quarter ended June 30, 2001.

         In July of 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", which eliminate the pooling of interests method of accounting, establish new criteria for identification of separate intangibles acquired, and establish the impairment approach rather than amortization for goodwill. The Company has $191.7 million of net goodwill and $14.4 million of net identifiable intangible assets as of June 30, 2001 and has recorded $12.6 million of amortization expense in the six months ended June 30, 2001. Effective January 1, 2002, the Company will no longer be required to record amortization expense on goodwill, but will instead evaluate these assets for potential impairment. Management is in the process of reviewing the assets for potential impairment and, if there is impairment, the Company may incur a cumulative effect charge of adopting these statements in the first quarter of 2002.

                                * * * * * * *


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed in the foregoing Management's Discussion and Analysis and in the Company's Annual Report on Form 10-K, see Note 1(b) of the Notes to Consolidated Financial Statements in this Report for important factors that could cause such actual results to differ materially. The Company undertakes no obligation to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             None.


         (b) Reports on Form 8-K:

              The Company filed no Current Reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TALK AMERICA HOLDINGS, INC.




Date:    August 13, 2001             By: /s/ Gabriel Battista
                                        ------------------------------------
                                         Gabriel Battista
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and Director

Date:    August 13, 2001             By: /s/ Edward B. Meyercord, III
                                        ------------------------------------
                                         Edward B. Meyercord, III
                                         President, Chief Financial Officer,
                                         Director and Treasurer

Date:    August 13, 2001             By: /s/ Thomas M. Walsh
                                        ------------------------------------
                                         Thomas M. Walsh
                                         Senior Vice President - Finance