Form 10-Q
period 2001-09-30
TALK AMERICA
filed 2001-11-14
CIK 948545

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     81,452,721 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of November 8, 2001.

================================================================================

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                  Page
                                                                                                  ----



PART I - FINANCIAL INFORMATION:


Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets - September 30, 2001 (unaudited) and
          December 31,  2000.....................................................................    3

          Consolidated Statements of Operations - Three and Nine Months Ended
          September 30, 2001 and 2000 (unaudited)................................................    4

          Consolidated Statements of Cash Flows - Nine Months Ended September 30,
          2001 and 2000 (unaudited)..............................................................    5

          Notes to Consolidated Financial Statements (unaudited).................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................   14

Item 3.   Quantitative and Qualitative Disclosure About Market Risk..............................   24

PART II - OTHER INFORMATION:

Item 2.  Changes in Securities...................................................................   25
Item 6.  Exhibits and Reports on Form 8K.........................................................   25

         (a)  Exhibits
         (b)  Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                                   2001                2000
                                                                                               -------------         ----------
                                                                                               (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                                       $ 24,026              $ 40,604
   Accounts receivable, trade, net of allowance for uncollectible accounts of $76,257
     and $29,459, respectively                                                                       42,400                53,637
   Advances to partitions and notes receivable                                                        1,450                 1,780
   Prepaid expenses and other current assets                                                          1,573                 1,182
                                                                                                   --------              --------
       Total current assets                                                                          69,449                97,203

Property and equipment, net                                                                          79,029                83,656
Goodwill and intangibles, net                                                                        31,137               218,639
Other assets                                                                                          7,540                 8,251
                                                                                                   --------              --------
       Total assets                                                                                $187,155              $407,749
                                                                                                   ========              ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable, trade and other                                                                $ 63,145              $ 70,794
  Sales, use and excise taxes                                                                         8,624                 7,935
  Accrued payroll                                                                                     4,410                 2,204
  Deferred revenue                                                                                   13,670                12,997
  Notes payable and current portion of long-term debt                                                 9,587                 2,822
  Convertible debt                                                                                   66,852                    --
  Other current liabilities                                                                           7,591                 3,519
                                                                                                   --------              --------
       Total current liabilities                                                                    173,879               100,271
                                                                                                   --------              --------
Convertible note payable (principal of $34,000 and accrued future interest of $31,317)               65,317                    --
Convertible debt                                                                                     18,093                84,945
Long-term debt                                                                                       13,852                18,750
Deferred revenue                                                                                        650                 6,200
Deferred income taxes                                                                                   253                   253
                                                                                                   --------              --------
       Total liabilities                                                                            272,044               210,419
                                                                                                   --------              --------
Commitments and contingencies

Contingent redemption value of warrants                                                                  --                36,324
Contingent redemption value of common stock                                                              --                78,306

Stockholders' equity (deficit):
   Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares
     outstanding                                                                                         --                    --
   Common stock - $.01 par value, 300,000,000 shares authorized; 81,452,721 and
     78,445,134 shares issued and outstanding                                                           815                   784
   Additional paid-in capital                                                                       350,626               286,963
   Treasury stock, 274,497 shares at December 31, 2000, at cost                                          --                (3,851)
   Deficit                                                                                         (436,330)             (201,196)
                                                                                                   --------              --------
       Total stockholders' equity (deficit)                                                         (84,889)               82,700
                                                                                                   --------              --------
       Total liabilities and stockholders' equity (deficit)                                        $187,155              $407,749
                                                                                                   ========              ========

          See accompanying notes to consolidated financial statements.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       ------------------------      -----------------------
                                                                         2001           2000           2001          2000
                                                                       ------------   ---------      -----------  ----------
Sales                                                                  $ 126,335      $ 121,233      $ 397,872      $413,013
Cost of sales                                                             58,679         60,838        186,897       225,530
                                                                       ---------      ---------      ---------      --------
Gross profit                                                              67,656         60,395        210,975       187,483

General and administrative expenses                                       20,537         18,131         64,248        43,997
Provision for doubtful accounts                                           28,888         11,663         79,437        27,173
Promotional, marketing and advertising expenses                           12,123         57,738         75,893       126,901
Depreciation and amortization                                             10,338          6,488         29,250        10,330
Impairment and restructuring charges (see Note 7)                        171,174             --        171,174            --
                                                                       ---------      ---------      ---------      --------
Operating loss                                                          (175,404)       (33,625)      (209,027)      (20,918)

Interest (income)                                                           (257)        (1,334)        (1,088)       (4,193)
Interest expense                                                           1,518          1,417          4,644         3,588
Other (income) expense, net                                                2,501          1,312          2,581         1,968
                                                                       ---------      ---------      ---------      --------
Loss before provision for income taxes                                  (179,166)       (35,020)      (215,164)      (22,281)

Provision for income taxes                                                    --           (250)            --            --
                                                                       ---------      ---------      ---------      --------
Loss  before  cumulative  effect of an  accounting  change  and
extraordinary gain                                                      (179,166)       (34,770)      (215,164)      (22,281)
                                                                       ---------      ---------      ---------      --------
Cumulative effect of an accounting change (see Note 1)                        --             --        (36,837)           --

Extraordinary gain (see Note 2)                                           16,867             --         16,867            --
                                                                       ---------      ---------      ---------      --------
Net loss                                                               $(162,299)     $ (34,770)     $(235,134)     $(22,281)
                                                                       =========      =========      =========      ========

Basic loss per share:
  Loss before  cumulative  effect of an  accounting  change and
  extraordinary gain per share                                         $   (2.27)     $   (0 48)     $   (2.74)     $  (0.33)
  Cumulative effect of an accounting change per share                         --             --          (0.47)           --
  Extraordinary gain per share                                              0.21             --           0.21            --
                                                                       ---------      ---------      ---------      --------
   Net loss per share - Basic                                          $   (2.06)     $   (0.48)     $   (3.00)     $  (0.33)
                                                                       =========      =========      =========      ========
Weighted average common shares outstanding - Basic                        78,742         72,839         78,497        68,005
                                                                       =========      =========      =========      ========
Diluted loss per share:
  Loss before  cumulative  effect of an  accounting  change and
  extraordinary gain per share                                         $   (2.27)     $   (0.48)     $   (2.74)     $  (0.33)
  Cumulative effect of an accounting change per share                         --             --          (0.47)           --
  Extraordinary gain per share                                              0.21             --           0.21            --
                                                                       ---------      ---------      ---------      --------
  Net loss per share - Diluted                                         $   (2.06)     $   (0.48)     $   (3.00)     $  (0.33)
                                                                       =========      =========      =========      ========
  Weighted average common and common equivalent shares
    outstanding - Diluted                                                 78,742         72,839         78,497        68,005
                                                                       =========      =========      =========      ========

          See accompanying notes to consolidated financial statements.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                        2001              2000
                                                                                    ---------          ---------
Cash flows from operating activities:
   Net loss                                                                         $(235,134)          $(22,281)
   Reconciliation of net loss to net cash provided by (used in) operating activities:
     Provision for doubtful accounts                                                   79,437             27,173
     Depreciation and amortization                                                     29,250             10,330
     Impairment and restructuring charges                                             171,174                 --
     Cumulative effect of an accounting change for contingent redemptions              36,837                 --
     Extraordinary gain on restructuring of contingent redemptions                    (16,867)                --
     Unrealized loss on increase in fair value of contingent redemptions                2,372                 --
     Loss on retirement of assets                                                         116                 --
     Other non-cash charges                                                                77                189
     Changes in assets and liabilities, net of acquisition of business:
         Accounts receivable, trade                                                   (68,200)           (21,626)
         Advances to partitions and notes receivable                                      330              1,957
         Prepaid expenses and other current assets                                       (391)             6,884
         Other assets                                                                     529              2,398
         Accounts payable and accrued expenses                                         (7,649)            14,505
         Deferred revenue                                                              (4,877)            (3,609)
         Sales, use and excise taxes                                                      689             (1,189)
         Other liabilities                                                              4,195             (3,000)
                                                                                    ---------          ---------
           Net cash provided by (used in) operating activities                         (8,112)            11,731
                                                                                    ---------          ---------

Cash flows from investing activities:
   Capital expenditures                                                                (3,440)           (30,049)
   Acquisition of intangibles                                                            (154)              (515)
   Acquisition of Access One, net of cash acquired                                         --             (3,285)
                                                                                    ---------          ---------
           Net cash used in investing activities                                       (3,594)           (33,849)
                                                                                    ---------          ---------

Cash flows from financing activities:
   Payments of borrowings                                                              (1,347)                (5)
   Payments in connection with restructuring of contingent redemptions                 (3,525)                --
   Proceeds from exercise of options and warrants                                          --              2,528
   Proceeds from exercise of common stock rights                                           --             11,094
                                                                                    ---------          ---------
           Net cash provided by (used in) financing activities                         (4,872)            13,617
                                                                                    ---------          ---------

Net decrease in cash and cash equivalents                                             (16,578)            (8,501)
Cash and cash equivalents, beginning of period                                         40,604             78,937
                                                                                    ---------          ---------
Cash and cash equivalents, end of period                                            $  24,026          $  70,436
                                                                                    =========          =========

          See accompanying notes to consolidated financial statements.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ACCOUNTING POLICIES:

(A) BASIC PRESENTATION

         The consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly owned subsidiaries (collectively, the "Company"), and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation, except as noted below. All intercompany balances and transactions have been eliminated. The consolidated financial statements include the results of operations of Access One Communications Corp. ("Access One") from August 9, 2000, when it was acquired by the Company in a merger transaction that was accounted for under the purchase method of accounting for business combinations (see Note 4).

         The consolidated financial statements and related notes thereto as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2000 was derived from the audited financial statements included in the Company's Form 10-K. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(B) RISKS AND UNCERTAINTIES

         Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to:

         - The Company's business strategy with respect to bundled local and long distance services may not succeed
         - Failure to manage, or difficulties in managing, the Company's growth, operations or restructurings including attracting and retaining qualified personnel and opening up new territories for its services
         - Dependence on the availability or functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services
         -   Increased price competition in local and long distance services
         - Failure or interruption in the Company's network and information systems
         -   Changes in government policy, regulation and enforcement
         - Adverse developments in the Company's relationship with its marketing partners
         - Failure of the marketing of the bundle of the Company's local and long distance services under its direct marketing channels and under its agreements with its various marketing partners or failure to successfully add new marketing partners
         - Failure of the Company to successfully implement a collection management system and credit controls for customers
         - Inability to obtain additional capital required to fully implement the Company's business plan and meet existing obligations
         -   Inability to adapt to technological change
         -   Competition in the telecommunications industry
         -   Inability to manage customer attrition and bad debt expense
         -   Adverse change in Company's relationship with third party carriers

         Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

         The Credit Facility Agreement between the Company and MCG Finance Corporation ("MCG") subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. As of September 30, 2001 the Company would have been in default of its revenue by subscriber type covenant but received a waiver from MCG. The waiver covered compliance through the third quarter of 2001. Based on the

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company's financial results to date and internal projections, it is possible that the Company may be required to obtain a waiver from MCG for the fourth quarter of 2001 and for 2002 or it may again be in default of certain financial covenants under the Credit Facility Agreement, thus $13.8 million of the loan balance has remained in long-term debt at September 30, 2001. The Company and MCG are currently discussing the restructuring of certain portions of the Credit Facility Agreement, including the financial covenants. Although the Company has been able to receive waivers from MCG in the previous two quarters and MCG has indicated a willingness to agree to such a waiver, there can be no assurances that the Company will receive a waiver from MCG for the fourth quarter or for periods in 2002 or that MCG will not demand payment under the Credit Facility Agreement if the Company is in default of certain financial covenants.

         The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash operating and regular debt service requirements for at least the next twelve months. However, based on its existing cash and cash equivalents and its expectations as to future cash flow from operations, the Company will be required to obtain additional financing to fund a substantial portion of the 2002 Convertible Notes that come due September 2002. While the Company believes that, if it continues to address the operational issues that it encounters (particularly lowering its bad debt expense and reduced churn) and improves upon the operational efficiencies of the Company's bundled business model, it could obtain such financing. However, there can be no assurance that the Company will be able to successfully address the operational issues it encounters or be able to improve upon the operational efficiencies of its bundled business model, or that, given current market conditions, the Company will be able to raise such additional capital on terms acceptable to the Company. In addition, the Company's use of its cash on hand to satisfy the 2002 Convertible Note obligations would impair its ability to continue to implement its business plan, as could the timing of any cash payments required to be made by the Company in respect of the various actions against the Company, as discussed in Note 3 and Note 8.

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

         The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") has issued Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which addresses how such contracts should be classified and measured by the Company. Under this issue, contracts that require net-cash settlement would be initially classified as assets or liabilities, then measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previous gains or losses on those contracts would continue to be included in earnings. This abstract is effective for all contracts that remained outstanding at June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. The cumulative effect of the adoption of this change in accounting principle resulted in a noncash charge to operations of $36.8 million in the quarter ended June 30, 2001 (see Note 2).

         In July of 2001, the FASB issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which eliminate the pooling of interests method of accounting, establish new criteria for identification of separate intangibles acquired, and establish the impairment approach rather than amortization for goodwill. The Company has $18.6 million of net goodwill and $12.5 million of net identifiable intangible assets as of September 30, 2001 (after an impairment charge of $168.7 million taken in the third quarter of 2001) and has recorded $19.0 million of amortization expense in the nine months ended September 30, 2001. Effective January 1, 2002 the Company will no longer be required to record amortization expense on goodwill, but will instead be required to evaluate these assets for potential impairment on a quarterly basis and to record a charge for any such impairment. Management believes the adoption of the impairment evaluation

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

requirements of SFAS 142 will not have a material effect on the Company's future results of operations or its financial position (see Note 7).

            In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 may have on its financial position and results of operation.

2. AOL AGREEMENTS:

     AOL RESTRUCTURING - SEPTEMBER 2001

         On September 19, 2001, the Company restructured its financial obligations with America Online, Inc. ("AOL") that arose under the Investment Agreement entered into on January 5, 1999 and also ended its marketing relationship with AOL effective September 30, 2001 (collectively the "AOL Restructuring"). In connection with the AOL Restructuring, the Company and AOL entered into a Restructuring and Note Agreement ("Restructuring Agreement") pursuant to which the Company issued to AOL a $54 million, 8% secured convertible note due September 2011 ("2011 Convertible Note") and 3,078,628 additional shares of the Company's common stock.

         The 2011 Convertible Note was issued in exchange for a release of the Company's reimbursement obligations under the Investment Agreement. The 2011 Convertible Note is convertible into shares of the Company's common stock at the rate of $5.00 per share, may be redeemed by the Company at any time without premium and is subject to mandatory redemption at the option of the holder on the fifth and seventh anniversaries of its issue date. The Company may also elect to pay up to 50% (100% in the case of the first interest payment) of the interest on the 2011 Convertible Note in kind rather than in cash. The 2011 Convertible Note is guaranteed by the Company's principal operating subsidiaries and is secured by a pledge of the Company's and the subsidiaries' assets.

         Pursuant to the Restructuring Agreement, in exchange for and in cancellation of the Company's warrants to purchase 3,721,984 shares of the common stock and the Company's related obligations under the Investment Agreement to repurchase such warrants from AOL, the Company issued 3,078,628 additional shares of its common stock to AOL, after which AOL holds a total of 7,200,000 shares of common stock. The Company agreed to provide certain registration rights to AOL in connection with the shares of common stock issued to it by the Company.

         The Restructuring Agreement provided that the Investment Agreement, the Security Agreement securing the Company's obligations under the Investment Agreement and the existing Registration Rights Agreement with AOL were terminated in their entirety and the parties were released from any further obligation under these agreements. In addition, AOL, as the holder of the 2011 Convertible Note, entered into an intercreditor agreement with the lender under the Company's existing secured credit facility.

         In addition to the restructuring of the financial obligations discussed above, the Company and AOL agreed, in a further amendment to their marketing agreement, dated as of September 19, 2001, to discontinue, effective as of September 30, 2001, their marketing relationship under the marketing agreement. In connection with this discontinuance, the Company paid AOL $6.0 million under the marketing agreement, payable in two installments - $2.5 million on September 20, 2001 and the remaining $3.5 million on October 4, 2001. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20 million by surrender and cancellation of $20 million principal amount of the 2011 Convertible Note delivered to AOL as discussed above, thereby reducing the outstanding principal amount of the 2011 Convertible Note to $34 million. The amendment also provided for the payment by the Company of certain expenses related to marketing services until the discontinuance and for the continued servicing and transition of telecommunications customer relationships after the discontinuance of marketing.

         In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the AOL Restructuring transaction was accounted for as a troubled debt restructuring. The Company combined all liabilities due AOL at the time of the Restructuring Agreement including the contingent

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

redemption feature of the warrants with a value of $34.2 million and the contingent redemption feature of the common stock with a value of $54.0 million. The total liability of $88.2 million was reduced by the fair value of the 3,078,628 incremental shares provided to AOL of $1.4 million and cash paid in connection with the AOL Restructuring of $3.5 million. Since the remaining value of $83.3 million was greater than the future cash flows to AOL of $66.4 million (representing the $34.0 million of convertible debt and $32.4 million of future interest expense), the liability was written down to the value of the future cash flows due to AOL and an extraordinary gain of $16.9 million was recorded. As a result of this accounting treatment, the Company will have no interest expense associated with these convertible notes in future periods in the Company's statement of operations.

     AOL HISTORICAL AGREEMENTS - 1997 THROUGH SEPTEMBER 2001

         Since 1997, the Company had a number of agreements and amendments to its agreements with AOL for the marketing and sale of telecommunications services to AOL subscribers. A substantial amendment to the AOL agreement in January 1999 provided for: (a) quarterly payments by the Company to AOL during the long distance exclusivity period of the agreement, with fixed quarterly payments ranging from $10.0 to $15.0 million ($19.0 million after July 1, 2000 if AOL had elected to provide certain additional marketing and promotions to the Company) until June 30, 2001 and quarterly payments thereafter at a fixed 5% of the Company's marginable long distance revenues from AOL subscribers in the quarter under the agreement; (b) quarterly payments by the Company to AOL, after termination of the long distance exclusivity period and so long as AOL continued to provide certain levels of marketing and promotions to the Company under the agreement, at an annual declining fixed percentage of the Company's marginable long distance revenues from AOL subscribers under the agreement, starting at 5% and declining by one percentage point each year to 1%; (c) the elimination of the Company's obligation to make bounty and current profit-sharing payments to AOL; (d) alteration of the terms of the online and offline marketing arrangements between the Company and AOL; (e) extension of the term of the AOL agreement, including the exclusivity period, until June 30, 2003, although AOL had the right, in each year beginning in 2000, to elect, on or before May 1 of such year, to end the Company's long distance exclusivity period as of June 30 of such year; (f) elimination of AOL's rights to receive further warrants to purchase common stock based upon customers gained from the AOL subscriber base;
(g) AOL's contribution of up to $4.0 million (up to $6.0 million if the Company pays $19.0 million as noted above) per quarter until June 30, 2001, for offline marketing; and (h) establishment of the framework for the Company to offer additional services and products to AOL subscribers. By an amendment dated as of June 30, 2000, AOL agreed to give the Company a $1.0 million credit in each of the second and third quarters of 2000 against amounts otherwise payable by the Company under the AOL agreement. By a further amendment dated as of August 1, 2000, in consideration of AOL's agreement to provide certain additional marketing in the last five months of 2000, the Company agreed to make additional payments to AOL of $3.0 million in August 2000 and $1.0 million in each of the months in the fourth quarter of 2000, which amounts were to be credited against the Company's payment obligations in any quarter for which the Company was required to pay at the quarterly rate of $19.0 million.

         AOL elected to exercise its right to terminate the long distance exclusivity as of June 30, 2001 and thereafter the Company had the right, prior to the AOL Restructuring, to offer long distance services on a non-exclusive basis until June 30, 2003.

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of common stock of the Company for $55.0 million in cash and the surrender of rights to purchase 5,076,016 shares of common stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of common stock. Under the terms of the Investment Agreement entered into with AOL, the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of the Company's common stock held by AOL through September 30, 2001. The maximum amount payable to AOL as reimbursement on the sale of AOL's shares was approximately $54.0 million plus AOL's reasonable expenses incurred in connection with such sale. In addition, AOL also had the right, commencing on July 1, 2001, to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares of Company's common stock for $36.3 million, which could have been paid in common stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeds the then current valuation of the warrants being purchased). In addition, upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company, the Company may have been required to repurchase for cash all of the shares held by AOL for $78.3 million ($19 per share), and the warrants for $36.3 million.

         The Company had originally recorded the contingent redemption value of the common stock and warrants at $78.3 and $36.3 million, respectively, with a corresponding reduction in additional paid-in capital. In connection with the implementation of EITF 00-19, the contingent redemption feature of the common stock and warrants were recorded as a liability at their fair values of $53.5 and $32.3 million, respectively, as of June 30, 2001. The increase in the fair value of these contingent redemption instruments from issuance on January 5, 1999 to June 30, 2001 was $36.8 million, which has been presented as a cumulative effect of a change in accounting principle in the statement of operations. For the quarter ended September 30, 2001, the Company recorded an unrealized loss of $2.4 million on the increase in the fair value of the contingent redemption instruments, which has been reflected in other (income) expense on the statement of operations. As discussed above, these contingent redemption instruments were satisfied through the Restructuring Agreement entered into with AOL on September 19, 2001, thus the requirements under EITF 00-19 will not apply to future changes in the value of these instruments.

3. LEGAL PROCEEDINGS:

         On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania (the "Court") against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. A motion to dismiss was granted as to certain officers of the Company and denied as to the Company. On July 19, 2000, a class was certified. On July 20, 2001, the Company entered into a Stipulation and Agreement of Settlement, which received final approval from the Court on November 9, 2001. The settlement amount shall be paid by the Company's insurance carrier.

         The Company also is a party to a number of legal actions and proceedings, arising from the Company's provision and marketing of telecommunications services, as well as certain arbitration and legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business.

         The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that, because of fluctuations in the Company's cash position, the timing of developments with respect to such matters that require cash payments by the Company, while such payments are not expected to be material to the Company's financial condition, could impair the Company's ability in future interim or annual periods to continue to implement its business plan, which could affect its results of operations in future interim or annual periods (see Note 8).

4. ACQUISITION:

         On August 9, 2000, a wholly owned subsidiary of the Company merged with and into Access One Communications Corp. ("Access One"). Access One was a private, local telecommunications service provider to nine states in the southeastern United States. As a result of this merger, Access One became a wholly owned subsidiary of the Company and Access One stockholders received an aggregate of approximately 12.2 million shares of the Company's common stock, and outstanding options and warrants to purchase shares of Access One common stock converted to options and warrants to purchase an aggregate of 2.1 million shares of the Company's common stock. The total purchase price was approximately $201.6 million and the merger was accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Access One from the merger date. The merger resulted in the recording of intangible assets of approximately $15.9 million and goodwill of $210.0 million, to be amortized on a straight-line basis over their expected benefit period of five years for intangible assets and ten years for goodwill (see Note 7).

         The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the Access One merger had taken place at the beginning of the periods presented (in thousands, except per share data):

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                      Three Months Ended     Nine Months Ended
                                      September 30, 2000    September 30, 2000
                                      ------------------    ------------------
Sales                                      $131,364               $444,219

Net loss                                   $(39,833)              $(46,809)

    Basic net loss per common share        $  (0.55)              $  (0.69)

    Diluted net loss per common share      $  (0.55)              $  (0.69)

         The pro forma consolidated results of operations include adjustments to give effect to amortization of intangibles, consulting fees and shares of common stock issued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have occurred had the merger been made at the beginning of the periods presented or the future results of the combined operations.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. PER SHARE DATA:

         Basic earnings per common share is calculated using the average number of shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options and warrants were exercised and convertible bonds were converted into common stock. Earnings per share are computed as follows (amounts in thousands, except per share data):

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                   ----------------------------         -----------------------------
                                                      2001               2000               2001               2000
                                                      ----               ----               ----               ----
Loss before cumulative effect of an
accounting change and extraordinary gain           $ (179,166)         $ (34,770)        $ (215,164)        $ (22,281)

Cumulative effect of an accounting change                  --                 --            (36,837)               --
Extraordinary gain                                     16,867                 --             16,867                --
                                                   ----------          ---------         ----------         ---------
Net loss                                           $ (162,299)         $ (34,770)        $ (235,134)        $ (22,281)
                                                   ==========          =========         ==========         =========
Weighted average shares of common stock
outstanding used to compute basic loss per
common share                                           78,742             72,839             78,497            68,005

Additional common shares to be issued assuming
exercise of stock options and
warrants, net of shares assumed reacquired
and the conversion of convertible bonds *                  --                 --                 --                --
                                                   ----------          ---------         ----------         ---------
Weighted average shares used to compute
diluted loss per share                                 78,742             72,839             79,497            68,005
                                                   ==========          =========         ==========         =========
Basic loss per share:
  Loss before cumulative effect of an
  accounting change and extraordinary gain
  per share                                        $    (2.27)         $  (0.48)         $    (2.74)         $  (0.33)
  Cumulative effect of an accounting change
  per share                                                --                 --              (0.47)               --
  Extraordinary gain per share                           0.21                 --               0.21                --
                                                   ----------          ---------         ----------         ---------
  Net loss per share-Basic                         $    (2.06)         $  (0.48)         $    (3.00)        $   (0.33)
                                                   ==========          =========         ==========         =========
Diluted loss per share:
  Loss before cumulative effect of an
  accounting change and extraordinary gain
  per share                                        $    (2.27)         $  (0.48)         $    (2.74)        $   (0.33)
  Cumulative effect of an accounting change
  per share                                                --                 --              (0.47)               --
  Extraordinary gain per share                           0.21                 --               0.21                --
                                                   ----------          ---------         ----------         ---------
  Net loss per share-Diluted                       $    (2.06)         $  (0.48)         $    (3.00)        $   (0.33)
                                                   ==========          =========         ==========         =========

* The diluted share basis for the three and nine months ended September 30, 2001 excludes options and warrants to purchase 17,420,771 shares and convertible bonds that are convertible into 3,436,891 shares of common stock. These shares are excluded due to their antidilutive effect as a result of the Company's net loss from continuing operations.

6. CREDIT FACILITY:

The Company has a Credit Facility Agreement with MCG Finance Corporation ("MCG"), providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

million. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. As of September 30, 2001 the Company would have been in default of its revenue by subscriber type covenant but received a waiver from MCG. The waiver covered compliance through the third quarter of 2001. See Note 1 and Management's Discussion and Analysis of Financial Conditions and Results of Operations- Liquidity and Capital Resources. In connection with a waiver received for the second quarter of 2001 and certain other amendments by MCG under the Credit Facility Agreement, the Company issued warrants to purchase 150,000 shares of its common stock at $0.68 per share to MCG.

7.  IMPAIRMENT AND RESTRUCTURING CHARGES:

         In the quarter ended September 30, 2001, the Company recorded an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One, which was created by purchase accounting treatment of the merger transaction that closed in August 2000 (see Note 4). SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121 due to the increased bad debt rate and increased customer churn as well as the AOL Restructuring that occurred in the quarter ended September 30, 2001. The Company is addressing these operational issues through improving credit quality by credit scoring the existing and future customer base, slowing down growth of new expected customers through decreased marketing, and decreasing product pricing. These and other actions taken by the Company result in lower current and future projected growth of bundled revenues and cash flows than those originally projected at the time of the Access One merger. The write-down of goodwill was based on an analysis of projected discounted cash flows using a discount rate of 18%, which results determined that the fair value of the goodwill was substantially less than the carrying value.

         In September 2001, the Company approved a plan to close the call center operation in Sunrise, Florida. The Company recorded a charge of $2.5 million in the quarter ended September 30, 2001 to reflect the elimination of approximately 225 positions amounting to $1.0 million and lease exit costs amounting to $1.5 million in connection with the call center closure. The employees identified in the plan were notified in September 2001 and terminated in October 2001 and lease exit costs are expected to be incurred within the next twelve months.

8.  SUBSEQUENT EVENTS

         On November 12, 2001, the Company received an award of arbitrators awarding Traffix, Inc. approximately $6.9 million in an arbitration concerning the termination of a marketing agreement between the Company and Traffix, Inc. The Company does not agree with this award and is currently reviewing the award and its legal alternatives with its attorneys. The Company believes that this award will not have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that, because of fluctuations in the Company's cash position, the timing of developments with respect to other matters that require cash payments by the Company, together with this payment, could impair the Company's ability in future interim or annual periods to continue to implement its business plan, which could affect its results of operations in future interim or annual periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

         Talk America Holdings, Inc. through its subsidiaries (the "Company" or "Talk") provides local and long distance telecommunication services to residential and small business customers throughout the United States.

         The Company's telecommunication services offerings include local and long distance telecommunication services, primarily local services bundled with long distance services, inbound toll-free service and dedicated private line services for data transmission. The Company seeks to expand its customer base through its direct marketing channels and marketing arrangements with business partners and to build a more diverse products and services portfolio, including non-telecommunication products and services. In connection with the Company's strategy to diversify its product portfolio and to bundle local service with its core long distance service offerings, the Company acquired Access One Communications Corp. ("Access One") in August 2000. Access One was a private, local telecommunication services provider to nine states in the southeastern United States. See Notes 4 and 7 to the Consolidated Financial Statements in this Report.

         On September 19, 2001, the Company restructured its financial obligations with America Online, Inc. ("AOL") that arose under the Investment Agreement entered into on January 5, 1999 and ended its marketing relationship with AOL effective September 30, 2001 (see Note 2 to Consolidated Financial Statements included in this Report and Management's Discussion and Analysis of Financial Condition and Results of Operations: "Liquidity and Capital Resources").

         The Company continues to focus its resources on addressing operational issues that it has encountered in its business and improving efficiencies of the Company's bundled business model, managing its business to generate free cash flow and building a scaleable nationwide platform to provision, bill and service bundled customers. Currently, the top priorities of the Company are to lower bad debt expense and to reduce churn by improving the credit quality of the existing customer base and slowing down growth until operational efficiencies are achieved. In addition, the Company has improved product pricing for both local and long distance services and will focus on delivering better service and value to customers. The Company expects revenues to decline in the fourth quarter due to churn and the decrease in expected new customers.

         As it pursues this plan to improve efficiencies of the Company's bundled business model and implements the front-end customer quality initiatives, and in light of the termination of the AOL marketing agreement, the Company anticipates that it will incur a significantly lower level of marketing and promotional expenditures during the balance of 2001 of between $5 and $7 million. The Company intends to increase its marketing and promotional expenditures in the first quarter of 2002, provided that the Company improves the efficiencies of the Company's bundled services and has addressed its initiatives regarding bad debt expense and reduced churn. Consequently, the Company expects its EBITDA for the fourth quarter of 2001 to be between $12 and $14 million or between $4 and $6 million for the year ended 2001. EBITDA for the third quarter of 2001 was $6.1 million. EBITDA for the year ended 2002 is expected to be between $25 and $35 million. EBITDA is defined as net income before cumulative effect of accounting changes and extraordinary items adjusted to eliminate interest income and expense, taxes, other (income) expenses, net, depreciation and amortization, and impairment and restructuring charges. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data of the Company as a percentage of sales:

                                              For the Three Months         For the Nine Months Ended
                                              Ended September 30,                September 30,
                                           ---------------------------     ---------------------------
                                              2001            2000            2001            2000
                                           -----------     -----------     -----------     -----------
Sales                                         100.0%          100.0%           100.0%          100.0%
Cost of sales                                  46.4            50.2             47.0            54.6
                                             ------           -----            -----            ----

Gross profit                                   53.6            49.8             53.0            45.4
                                             ------           -----            -----            ----
General and administrative expenses            16.2            14.9             16.1            10.7
Provision for doubtful accounts                22.9             9.6             20.0             6.6
Promotional, marketing and advertising
expenses                                        9.6            47.6             19.1            30.7
Depreciation and amortization                   8.2             5.4              7.3             2.5
Impairment and restructuring charges          135.5              --             43.0              --
                                             ------           -----            -----            ----
Operating loss                               (138.8)          (27.7)           (52.5)           (5.1)

Interest (income)                              (0.2)           (1.1)            (0.3)           (1.0)
Interest expense                                1.2             1.2              1.2             0.8
Other expense, net                              2.0             1.1              0.7             0.5
                                             ------           -----            -----            ----
Loss before income taxes                     (141.8)          (28.9)           (54.1)           (5.4)

Provision for income taxes                       --            (0.2)              --              --
                                             ------           -----            -----            ----

Loss  before cumulative effect of an
accounting change and extraordinary gain     (141.8)          (28.7)           (54.1)           (5.4)

Cumulative effect of an accounting change        --              --             (9.2)             --

Extraordinary gain                             13.3              --              4.2              --
                                             ------           -----            -----            ----
Net Loss                                     (128.5)          (28.7)           (59.1)           (5.4)
                                             ======           =====            =====            ====

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

         Sales. Sales increased by 4.2% to $126.3 million for the quarter ended September 30, 2001 from $121.2 million for the quarter ended September 30, 2000. Sales for the quarter ended September 30, 2001 decreased by 5.5% compared to sales of $133.7 million for the quarter ended June 30, 2001. The Company's long distance sales decreased to $69.4 million for the quarter ended September 30, 2001 from $103.9 million for the quarter ended September 30, 2000. The decrease in long distance sales for the quarter ended September 30, 2001 compared to September 30, 2000 primarily reflected the Company's (i) decision to focus its efforts in the local telecommunication services market by offering local telecommunication services bundled with long distance services in 2000; (ii) the Company's election to exit the international wholesale business in the second quarter of 2000; (iii) the conversion of long distance customers to the Company's bundled service offering; and (iv) a decrease in the Company's other sales. A significant percentage of the Company's revenues in the quarter ended September 30, 2000 were derived from long distance telecommunication services provided to customers who were obtained under the AOL marketing agreement. Effective June 30, 2001, AOL exercised its right to terminate the Company's long distance exclusivity under the marketing agreement and continue on a non-exclusive basis, which resulted in the Company receiving less marketing, further adding to the decline in long-distance revenues. Pursuant to the AOL Restucturing, marketing under the AOL agreement was discontinued effective September 30, 2001.

         The Company's bundled sales for the quarter ended September 30, 2001 totaled $57.0 million compared to $17.3 million in the third quarter of last year and $52.9 million for the quarter ended June 30, 2001. Although the Company expects bundled revenue to be down approximately 20% to 30% in the fourth quarter from the third quarter of 2001, as the Company pursues its plans to improve efficiencies of the Company's bundled business model and continues to improve customer collections, growth is expected to resume in the first quarter of 2002. Bundled revenues for the year ended 2002 are expected to be between $150 and $165 million. Long distance revenues are expected to drop 15% to 20% sequentially in the fourth quarter from the third quarter of 2001 and to be down approximately 20% to 25% in 2001 compared to 2000 after adjusting long distance revenue for the year ended 2000 to exclude international wholesale revenue, as the Company continues to focus on marketing its bundled services plan. Long distance revenues for the year ended 2002 are expected to be between $135 and $150 million.

         Cost of Sales. Cost of sales decreased by 3.5% to $58.7 million in the quarter ended September 30, 2001 from $60.8 million in the quarter ended September 30, 2000, and, as a percentage of sales, decreased to 46.4% as compared to 50.2% for the same quarter last year. The decreases were primarily due to a decrease in network costs as a result of exiting the international wholesale business, a lower number of long distance customers, a reduction in access and usage charges and a reduction in primary interexchange carrier charges ("PICC"). The decrease in network costs was offset by increases in costs to incumbent local telephone companies related to the Company's efforts in the local telecommunication market.

         Gross Profit. Gross profit increased by 12.0% in the quarter ended September 30, 2001 to $67.7 million from $60.4 million in the quarter ended September 30, 2000, and, as a percentage of sales, increased to 53.6% as compared to 49.8% for the same quarter last year. The gross margin percentage in the third quarter of 2001 increased slightly from the second quarter percentage of 52.5%. The increase in gross profit percentage was primarily due to lower network and billing costs and increased margin associated with the Company's bundled sales compared to the margin of international wholesale, offset by increased cost associated with the growing local business. Due to the growth of local bundled service revenue as a percentage of total revenue, the still early stage of development of the Company's local service initiative, as well as the intensification of price competition for the Company's products and initiatives by the Company regarding lower priced products, the Company expects to experience a downward trend in gross profits in the future. The Company expects that gross profit percentage will remain in the range of 50% to 53% throughout the remainder of the year and expects it to be between 45% and 50% for the year ended 2002.

         General and Administrative Expenses. General and administrative expenses increased by 13.3% to $20.5 million in the quarter ended September 30, 2001 from $18.1 million in the quarter ended September 30, 2000, and, as a percentage of sales, increased to 16.2% as compared to 14.9% for the same quarter last year. The increase in general and administrative expenses was due primarily to increased personnel costs associated with supporting the Company's growth in the local services business and the additional sales, provisioning and customer service support for its local customers. General and administrative expenses for the quarter ended September 30, 2001 decreased by 11.7% compared to $23.3 million for the quarter ended June 30, 2001. The decrease from second to third quarters of 2001 is attributed to significant workforce reductions and other cost cutting efforts by the Company as it pursues improvements in operating efficiencies of Company's bundled business model.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased by 147.7% to $28.9 million in quarter ended September 30, 2001 from $11.7 million in 2000, and, as a percentage of sales, increased to 22.9% as compared to 9.6% for the same quarter last year. As a percentage of revenue, the Company's bad debt rate has remained at a high level during the third quarter, although it shows some improvement from the second quarter percentage of 26.8%. A portion of the bad debt reflects customers acquired through discontinued marketing programs and customers provisioned to the Company's bundled service that the Company now believes are unlikely to pay. The Company has taken several steps to address the existing and future customer collection issues, including the following: (a) adoption of more stringent credit controls through the implementation of credit scoring of the existing customer base and pre-screening of new customers based on specific levels and criteria; (b) implementation of a new collections management system in the third quarter that is integrated with the billing and payment applications; (c) improved in-house and third party collection efforts; and (d) enhanced paper invoicing process. The Company expects the provision for doubtful accounts to be reduced to approximately $13 to $15 million for the quarter ended December 31, 2001 due in part to the implementation of a new collections management system and adoption of more stringent credit controls, as discussed above.

              Promotional, Marketing and Advertising Expenses. During the quarter ended September 30, 2001, the Company incurred $12.1 million of promotional, marketing and advertising expenses as compared to $57.7 million in the quarter ended September 30, 2000, a 79.0% decrease, and, as a percentage of sales, a decrease to 9.6% as compared to 47.6% for the same quarter last year. The decrease is primarily attributed to reduced marketing fees paid to AOL when the AOL marketing agreement changed from an exclusive to a non-exclusive basis on July 1, 2001, the decrease in the AOL rewards points program, which ended in the second half of 2000, and the decrease in the level of other AOL marketing programs. Further, the decrease is attributable to decreased promotional and advertising campaigns as the Company continues to implement its previously announced plan to slow down growth as it pursues its plan to improve efficiencies of the Company's bundled business model outlined above. The Company expects to incur promotional, marketing and advertising expenses of between $5 and $7 million for the fourth quarter of 2001 as it continues to pursue subscribers to its bundle of local and long distance telecommunication service. The Company intends to increase its promotional, marketing and advertising expenditures in the first quarter of 2002, provided that the Company has improved the efficiencies of the Company's bundled services and has addressed its initiatives regarding bad debt expense and reduced churn among good paying customers.

         Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2001 was $10.3 million, an increase of $3.8 million compared to $6.5 million in the quarter ended September 30, 2000, and, as a percentage of sales, an increase to 8.2% as compared to 5.4% for the same quarter last year. This increase is due primarily to a full quarter of depreciation and amortization of the goodwill, intangibles and property from the Access One acquisition that occurred in August 2000, as well as additional property and equipment that was acquired by the Company since the third quarter of 2000. The excess of the purchase price over the fair value of the net assets acquired in the Access One acquisition was approximately $225.9 million and has been recorded as goodwill and intangible assets, which is being amortized on a straight-line basis. Intangibles consist primarily of a service mark and purchased customer accounts and workforce. Depreciation and amortization will decrease significantly in the fourth quarter of 2001 due to the goodwill impairment charge discussed below and in Note 7 to the Consolidated Financial Statements included in this Report.

         Impairment and Restructuring Charges. The Company incurred impairment and restructuring charges of $171.2 million for the quarter ended September 30, 2001. Included in the amount for the quarter ended September 30, 2001 was an impairment charge of $168.7 million primarily related to the write down of goodwill associated with the acquisition of Access One, as discussed above. In September 2001, the Company approved a plan to close the call center operation in Sunrise, Florida. The Company recorded a charge of $2.5 million in the quarter ended September 30, 2001 to reflect the elimination of approximately 225 positions and lease exit costs in connection with the call center closure. There were no impairment or restructuring charges in the third quarter of 2000 (see
Note 7 to the Consolidated Financial Statements in this Report).

         Interest Income. Interest income was $257,000 for the quarter ended September 30, 2001 versus $1.3 million for the quarter ended September 30, 2000. The interest income in 2000 was higher due to the Company's higher average cash balances during 2000.

         Interest Expense. Interest expense was $1.5 million for the quarter ended September 30, 2001 versus $1.4 million for the quarter ended September 30, 2000. The increase is due to interest on debt assumed with the acquisition of Access One and interest on additional borrowings by the Company in the second half of 2000.

         Other (Income) Expense, Net. Net other expense was $2.5 million for the quarter ended September 30, 2001 compared to $1.3 million for the quarter ended September 30, 2000. The amount for the quarter ended September 30, 2001 primarily represents a $2.4 million unrealized loss on the increase in fair value of the AOL contingent redemptions in accordance with the fair value accounting treatment under EITF Abstract No. 00-19. This amount will not be recurring, as the AOL contingent redemptions have been restructured effective September 2001. The amount for the three months ended September 30, 2000 primarily reflects a $1.0 million increase in the reserve on a note receivable incurred in the third quarter of 2000.

         Extraordinary Gain. The Company incurred an extraordinary gain in the quarter ended September 30, 2001 of $16.9 million, which represents the gain on restructuring of the AOL contingent redemptions in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," as discussed above in Note 2 of the Consolidated Financial Statements in this Report.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Sales. Sales decreased by 3.7% to $397.9 million for the nine months ended September 30, 2001 from $413.0 million for the nine months ended September 30, 2000. The decrease in sales for the nine months ended September 30, 2001 compared to September 30, 2000 primarily reflected the Company's (i) decision to focus its efforts in the local telecommunication market by offering local telecommunication services bundled with long distance services in 2000; (ii) the Company's election to exit the international wholesale business; and (iii) a decline in the number of long distance customers obtained under various marketing agreements (including AOL) and a decrease in the Company's other sales. The Company's bundled sales for the nine months ended September 30, 2001 totaled $159.6 million compared to $17.9 million for the nine months ended September 30, 2000. The Company's international wholesale sales for the nine months ended September 30, 2000 were $29.7 million; however, the Company elected to exit the international wholesale business in the second quarter of 2000 because of the low gross profit margins associated therewith; consequently, the Company had no international sales in the nine months ended September 30, 2001. The Company's long distance sales, excluding international wholesale revenue, decreased to $238.3 million for the nine months ended September 30, 2001 from $365.4 million for the nine months ended September 30, 2000 due in part to the Company's focus on bundled sales, churn, a decline in gross additions of new long distance customers and the conversion of long distance customers to the Company's bundled service offering.

         Cost of Sales. Cost of sales decreased by 17.1% to $186.9 million in the nine months ended September 30, 2001 from $225.5 million in the nine months ended September 30, 2000, and, as a percentage of sales, decreased to 47.0% as compared to 54.6% for the same period last year. The decreases were primarily due to a decrease in network costs as a result of exiting the international wholesale business, a lower number of long distance customers, a reduction in access and usage charges and a reduction in PICC charges. The decrease in network costs was partially offset by increases in costs to incumbent local telephone companies related to the Company's efforts in the local telecommunication market. In addition, partition costs and billing costs were lower.

         Gross Profit. Gross profit increased by 12.5% for the nine months ended September 30, 2001 to $211.0 million from $187.5 million for the nine months ended September 30, 2000, and, as a percentage of sales, increased to 53.0% as compared to 45.4% for the same period last year. The increase in gross profit percentage was primarily due to lower network, partition and billing costs and increased margin associated with the Company's bundled sales compared to the margin of international wholesale, offset by increased cost associated with the growing local business.

         General and Administrative Expenses. General and administrative expenses increased by 46.0% to $64.2 million for the nine months ended September 30, 2001 from $44.0 million for the nine months ended September 30, 2000, and, as a percentage of sales, increased to 16.1% as compared to 10.7% for the same period last year. The increase in general and administrative expenses was due primarily to increased costs associated with additional personnel to support the Company's growth in the local services business and the additional sales, provisioning and customer service support for its local customers.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased by 192.3% to $79.4 million for the nine months ended September 30, 2001 from $27.2 million in 2000, and, as a percentage of sales, increased to 20.0% as compared to 6.6% for the same period last year. The increase in provision for doubtful accounts was due to (i) the provision for certain receivables that the Company does not expect to collect; and (ii) the provision for customers with poor credit quality acquired through discontinued marketing programs.

         Promotional, Marketing and Advertising Expenses. During the nine months ended September 30, 2001, the Company incurred $75.9 million of promotional, marketing and advertising expenses as compared to $126.9 million for the nine months ended September 30, 2000, a 40.2% decrease, and, as a percentage of sales, a decrease to 19.1% as compared to 30.7% for the same period last year. This decrease is attributable to decreased promotional and advertising campaigns for long distance customers, partially offset by expanding efforts for the Company's local bundled customer base. Fees to AOL significantly decreased from the nine months ended September 30, 2000 to the nine months ended September 30, 2001, including a decrease in the marketing fees paid to AOL when the AOL marketing agreement changed from an exclusive to a non-exclusive basis on July 1, 2001, the decrease in the AOL rewards points program, which ended in the second half of 2000, and the decrease in the level of other AOL marketing programs. In addition, the Company's efforts to scale down promotional, marketing and advertising expenses in the second and third quarters of 2001 also contributed to the overall decrease as the Company continued to implement its previously announced plan to slow down growth as it pursues its plans to improve efficiencies of the Company's bundled business model outlined above.

         Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2001 was $29.3 million, an increase of $19.0 million compared to $10.3 million in the nine months ended September 30, 2000, and, as a percentage of sales, an increase to 7.3% as compared to 2.5% for the same period last year. This increase is due primarily to depreciation and amortization of the goodwill, intangibles and property from the Access One acquisition that occurred in August 2000, as well as additional property and equipment that was acquired by the Company since the third quarter of 2000.

         Impairment and Restructuring Charges. The Company incurred impairment and restructuring charges of $171.2 million for the quarter ended September 30, 2001. Included in the amount was an impairment charge of $168.7 million primarily related to the write down of goodwill associated with the acquisition of Access One acquired in August 2000. In September 2001, the Company approved a plan to close the call center operation in Sunrise, Florida. The Company recorded a charge of $2.5 million in quarter ended September 30, 2001 to reflect the elimination of approximately 225 positions and lease exit costs in connection with the call center closure. There were no impairment or restructuring charges in the nine months ended September 30, 2000 (see
Note 7 to the Consolidated Financial Statements included in this Report).

         Interest Income. Interest income was $1.1 million for the nine months ended September 30, 2001 versus $4.2 million for the nine months ended September 30, 2000. The interest income in 2000 was higher due to the Company's higher average cash balances during 2000.

         Interest Expense. Interest expense was $4.6 million for the nine months ended September 30, 2001 versus $3.6 million for the nine months ended September 30, 2000. The increase is due to interest on debt assumed with the acquisition of Access One and interest on additional borrowings by the Company in the second half of 2000.

         Other (income) Expense, Net. Net other expense was $2.6 million for the nine months ended September 30, 2001 compared to $2.0 million for the nine months ended September 30, 2000. The amount for the nine months ended September 30, 2001 primarily represents a $2.4 million unrealized loss on the increase in fair value of the AOL contingent redemptions in the third quarter of 2001 in accordance with the fair value accounting treatment under EITF Abstract No. 00-19. This amount will not be recurring, as the AOL contingent redemptions have been restructured effective September 2001. The amount for the nine months ended September 30, 2001 is due primarily to a $1.0 million increase in the reserve on a note receivable incurred in the third quarter of 2000.

         Cumulative Effect of an Accounting Change. The Company adopted Emerging Issues Task Force ("EITF") Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," in the quarter ended June 30, 2001. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the quarter ended June 30, 2001, representing the change in fair value of contingent redemption features of warrants and common stock held by AOL from issuance on January 5, 1999 through June 30, 2001.

         Extraordinary gain. The Company incurred an extraordinary gain in the quarter ended September 30, 2001 of $16.9 million, which represents the gain on restructuring of the AOL contingent redemptions in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" as discussed above in Note 2 of the Consolidated Financial Statements in this Report.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $24.0 million of cash and cash equivalents as of September 30, 2001, and $40.6 million as of December 31, 2000. The decrease in cash and cash equivalents is primarily the result of the operating loss for the first nine months of 2001 and other cash outlays, including decreases in accounts payables, purchases of property, plant and equipment and payments in connection with the restructuring of the AOL contingent redemptions.

         Net cash used in operating activities was $8.1 million for the nine months ended September 30, 2001. Net cash provided by operating activities was $11.7 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, the major contributors to the net cash used in operating activities were the net loss of $235.1 million, an increase in accounts receivable of $68.2 million, a decrease in accounts payable and accrued expenses of $7.6 million and a non-cash extraordinary gain on restructuring of contingent redemptions of $16.9 million, offset by non-cash charges of $319.3 million. The non-cash items primarily consisted of provision for doubtful accounts of $79.4 million, depreciation and amortization of $29.3 million, impairment and restructuring charges of $171.2 million and the cumulative effect of an accounting change for contingent redemptions of $36.8 million. For the nine months ended September 30, 2000, the net cash provided by operating activities was mainly generated by net loss of $22.3 million and increase in trade receivables of $21.6 million, offset by a decrease in prepaid expenses and other current assets of $6.9 million, increase of accounts payable and accrued expenses of $14.5 million and adjustments to net income for non-cash items of $37.7 million.

         Net cash used in investing activities of $3.6 million during the nine months ended September 30, 2001 related primarily to the purchase of property and equipment. Net cash used in investing activities of $33.8 million during the nine months ended September 30, 2000, related primarily to the purchase of property and equipment and the acquisition of Access One.

         The cash used in financing activities for the nine months ended September 30, 2001 of $4.9 million was primarily attributed to payment of borrowings under the Company's credit facility of $1.3 million and payments in connection with the restructuring of the AOL contingent redemptions of $3.5 million. The net cash provided by financing activities for the nine months ended September 30, 2000 of $13.6 million was received from the exercise of stock options of $2.5 million and common stock rights of $11.1 million.

         The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions. The increase in provision for doubtful accounts was due to the provision for certain receivables that the Company does not now expect to collect and the provision for customers with poor credit history acquired through discontinued marketing programs (see Management's Discussion and Analysis - Overview).

          In September 1997, the Company sold $300 million of 4 1/2% Convertible Subordinated Notes that mature on September 15, 2002 (the "2002 Convertible Notes"). Interest on the 2002 Convertible Notes is due and payable semiannually on March 15 and September 15 of each year. The 2002 Convertible Notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $24.54 per share, as adjusted for the dilutive effect of the exercise of rights pursuant to the Company's rights offering. The 2002 Convertible Notes are redeemable, in whole or in part, at the Company's option, at any time on or after September 15, 2000 at 101.80% of par prior to September 14, 2001 and 100.90% of par thereafter. At September 30, 2001, $66.9 million principal amount of the 2002 Convertible Notes remained outstanding.

         In December 1997, the Company sold $200 million of 5% Convertible Subordinated Notes that mature on December 15, 2004 (the "2004 Convertible Notes"). Interest on the 2004 Convertible Notes is due and payable semiannually on June 15 and December 15 of each year. The 2004 Convertible Notes are convertible, at the option of the holder, at a conversion price of $25.38 per share, as adjusted for the dilutive effect of the exercise of rights pursuant to the Company's rights offering. The 2004 Convertible Notes are redeemable, in whole or in part, at the Company's option, at any time on or after December 15, 2002 at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter. At September 30, 2001, $18.1 million principal amount of the 2004 Convertible Notes remained outstanding.

         On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of common stock of the Company for $55.0 million in cash and the surrender of rights to purchase 5,076,016 shares of common stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of common stock. Under the terms of the Investment Agreement entered into with AOL, the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of the Company's common stock held by AOL through September 30, 2001. The maximum amount payable to AOL as reimbursement on the sale of AOL's shares was approximately $54.0 million plus AOL's reasonable expenses incurred in connection with such sale. In addition, AOL also had the right, commencing on July 1, 2001, to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares of Company's common stock for $36.3 million, which could have been paid in common stock or cash (provided that some portion of the repurchase price may be payable in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeded the then current valuation of the warrants being purchased). In addition, upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company may have been required to repurchase for cash all of the shares held by AOL for $78.3 million ($19 per share), and the warrants for $36.3 million.

         On September 19, 2001, the Company restructured its financial obligations with AOL that arose under the 1999 Investment Agreement and also ended its marketing relationship with AOL effective September 30, 2001 (collectively the "AOL Restructuring"). In connection with the AOL Restructuring, the Company and AOL entered into a Restructuring and Note Agreement ("Restructuring Agreement") pursuant to which the Company issued to AOL a $54 million, 8% secured convertible note due September 2011 ("2011 Convertible Note") and 3,078,628 additional shares of the Company's common stock. See Note 2 of the Consolidated Financial Statements included in this Report.

         The 2011 Convertible Note was issued in exchange for a release of the Company's reimbursement obligations under the Investment Agreement. The 2011 Convertible Note is convertible into shares of the Company's common stock at the rate of $5.00 per share, may be redeemed by the Company at any time without premium and is subject to mandatory redemption at the option of the holder on the fifth and seventh anniversaries of its issue date. The Company may also elect to pay up to 50% (100% in the case of the first interest payment) of the interest on the 2011 Convertible Note in kind rather than in cash.

         Pursuant to the Restructuring Agreement, in exchange for and in cancellation of the Company's warrants to purchase 3,721,984 shares of the common stock and the Company's related obligations under the Investment Agreement to repurchase such warrants from AOL, the Company issued 3,078,628 additional shares of its common stock to AOL, after which AOL holds a total of 7,200,000 shares of common stock. The Company agreed to provide certain registration rights to AOL in connection with the shares of common stock issued to it by the Company.

         The Restructuring Agreement provided that the Investment Agreement, the Security Agreement securing the Company's obligations under the Investment Agreement and the existing Registration Rights Agreement with AOL were terminated in their entirety and the parties were released from any further obligation under these agreements. In addition, AOL, as the holder of the 2011 Convertible Note, entered into an intercreditor agreement with the lender under the Company's existing secured credit facility.

         In addition to the restructuring of the financial obligations discussed above, the Company and AOL agreed, in a further amendment to their marketing agreement dated as of September 19, 2001, to discontinue, effective as of September 30, 2001, their marketing relationship under the marketing agreement. In connection with this discontinuance, the Company paid AOL $6.0 million under the marketing agreement, payable in two installments - $2.5 million on September 20, 2001 and the remaining $3.5 million on October 4, 2001. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20 million by surrender and cancellation of $20 million principal amount of the 2011 Convertible Note delivered to AOL as discussed above, thereby reducing the outstanding principal amount of the 2011 Convertible Note to $34 million. The amendment also provided for the payment by the Company of certain expenses related to marketing services until the discontinuance and for the continued servicing and transition of telecommunications customer relationships after the discontinuance of marketing.

         At the time of the Company's acquisition of Access One, Access One and its subsidiaries had approximately $15.0 million of loans outstanding under an existing credit facility with MCG Finance Corporation ("MCG"). The loans under the credit facility were secured by a pledge of all of the assets of Access One and its subsidiaries. In addition, the Company guaranteed the obligations of Access One and its subsidiaries under the credit facility. The $15.0 million loan was repaid on October 20, 2000 when certain subsidiaries of the Company entered into a Credit Facility Agreement with MCG, providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The effectiveness of the line of credit facility is subject, among other things, to the successful syndication of that facility. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, leverage ratio and interest coverage ratio requirements. As of September 30, 2001 the Company would have been in default of its revenue by subscriber type covenant but received a waiver from MCG. The waiver covered compliance through the third quarter of 2001. Based on the Company's financial results to date and internal projections, it is possible the Company may be required to obtain a waiver from MCG for the fourth quarter of 2001 and for 2002 or it may again be in default of certain financial covenants under the Credit Facility Agreement, thus $13.8 million of the loan balance has remained in long-term debt at September 30, 2001. The Company and MCG are currently discussing the restructuring of certain portions of the Credit Facility Agreement, including the financial covenants. Although the Company has been able to receive waivers from MCG in the previous two quarters and MCG has indicated a willingness to agree to such a waiver, there can be no assurances that the Company will receive a waiver from MCG for the fourth quarter or for periods in 2002 or that MCG will not demand payment under the Credit Facility Agreement if the Company is in default of certain financial covenants.

          In connection with the waiver from MCG in the second quarter of 2001 and certain other amendments under the Credit Facility Agreement, the Company issued warrants to purchase 150,000 shares of its common stock at $0.68 per share to such lenders. The credit facilities under the Credit Facility Agreement were extended at the Company's election up to June 30, 2005 for the term loan facility and up to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are collateralized by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In connection with the AOL Restructuring, MCG entered into an Intercreditor Agreement with AOL. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents. The Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. Upon its execution of the Credit Facility Agreement, the Company issued warrants to purchase 300,000 shares of its common stock at $4.36 per share, 150,000 of which vested on December 31, 2000 and the balance of which would have vested if the Company failed to exceed certain EBITDA thresholds for the fiscal quarter ended March 31, 2001. The Company exceeded the EBITDA threshold for the quarter ended March 31, 2001 and consequently the balance of the warrants did not vest. At September 30, 2001, $18.8 million remained outstanding under the term loan facility and no amounts are outstanding under the line of credit facility.

         As discussed in Note 8 to the Consolidated Financial Statements in this Report, on November 12, 2001, the Company received an award of arbitrators awarding Traffix, Inc. approximately $6.9 million in an arbitration concerning the termination of a marketing agreement between the Company and Traffix, Inc.

            The Company believes that its current cash position and the cash flow expected to be generated from operations will be sufficient to fund its capital expenditures, working capital and other cash operating and regular debt service requirements for at least the next twelve months. However, based on its existing cash and cash equivalents and its expectations as to future cash flow from operations, the Company will be required to obtain additional financing to fund a substantial portion of the 2002 Convertible Notes that come due September 2002. While the Company believes that, if it continues to address the operational issues that it encounters (particularly lowering its bad debt expense and reduced churn) and improves upon the operational efficiencies of the Company's bundled business model, it could obtain such financing. However, there can be no assurance that the Company will be able to successfully address the operational issues it encounters or be able to improve upon the operational efficiencies of its bundled business model, or that, given current market conditions, the Company will be able to raise such additional capital on terms acceptable to the Company. In addition, the Company's use of its cash on hand to satisfy the 2002 Convertible Note obligations would impair its ability to continue to implement its business plan, as could the timing of any cash payments required to be made by the Company in respect of the various actions against the Company, as discussed in Note 3 and Note 8 of Notes to Consolidated Financial Statements in this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137,

"Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." The standards require an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on the use of the derivative. The cumulative effect of adopting these new accounting standards did not have a material effect on the Company's results of operations or its financial position for the periods presented in the financial statements included herein

         The Financial Accounting Standards Board ("FASB") EITF has issued Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which addresses how such contracts should be classified and measured by the Company. Under this issue, contracts that require net-cash settlement would be initially classified as assets or liabilities, then measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previous gains or losses on those contracts would continue to be included in earnings. This abstract is effective for all contracts that remained outstanding at June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. The cumulative effect of the adoption of this change in accounting principal resulted in a noncash charge to operations of $36.8 million in the quarter ended June 30, 2001 related to the contingent redemption instruments under the AOL 1999 Investment Agreement. With the September 2001 satisfaction of these instruments pursuant to the AOL Restructuring Agreement, the requirements of EITF 00-19 will not apply to future changes in the values of these instruments.

         In July of 2001, the FASB issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which eliminate the pooling of interests method of accounting, establish new criteria for identification of separate intangibles acquired, and establish the impairment approach rather than amortization for goodwill. The Company has $18.6 million of net goodwill and $12.5 million of net identifiable intangible assets as of September 30, 2001 (after an impairment charge of $168.7 million taken in the third quarter of 2001) and has recorded $19.0 million of amortization expense in the nine months ended September 30, 2001. Effective January 1, 2002 the Company will no longer be required to record amortization expense on goodwill, but will instead be required to evaluate these assets for potential impairment on a quarterly basis and to record a charge for any such impairment. Management believes the adoption of the impairment evaluation requirements of SFAS 142, will not have a material effect on the Company's future results of operations or its financial position.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 may have on its financial position and results of operation.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

            In connection with the Company's Restructuring and Note Agreement, dated as of September 19, 2001 (the "Restructuring Agreement"), with America Online, Inc. ("AOL"), the Company, in exchange for a release of the Company's obligations under the Investment Agreement with AOL entered into in January, 1999, , issued to AOL a $54 million, 8% secured convertible note due 2011 and 3,078,628 additional shares of its common stock to AOL. The Company agreed to provide certain registration rights to AOL in connection with the shares of common stock issued or to be issued to it by the Company.

            In connection with a waiver received for the second quarter of 2001 and certain other amendments by MCG Finance Corporation ("MCG") under the Credit Facility Agreement with MCG, on August 10, 2001, the Company issued warrants to purchase 150,000 shares of its common stock at $0.68 per share to MCG.

            The issuances of such securities were made by the Company in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              10.1 Employment Agreement between the Company and Jeffrey Earhart dated October 2, 2001. *


     * Management contract or compensatory plan or arrangement.


         (b) Reports on Form 8-K:

     During the quarter ended September 30, 2001, the Company filed one Current Report on Form 8-K, dated September 19, 2001, reported under Item 5, Other Events, reporting the restructuring of financial obligations to America Online, Inc. and the discontinuance of the marketing agreement with AOL.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TALK AMERICA HOLDINGS, INC.



Date:  November 13, 2001        By: /s/ Gabriel Battista
                                   ------------------------------------
                                   Gabriel Battista
                                   Chairman of the Board of Directors,
                                   Chief Executive Officer and Director

Date:  November 13, 2001        By: /s/ Edward B. Meyercord, III
                                   ------------------------------------
                                    Edward B. Meyercord, III
                                    President, Chief Financial Officer, Director
                                    and Treasurer

Date:  November 13, 2001        By: /s/ Thomas M. Walsh
                                   ------------------------------------
                                      Thomas M. Walsh
                                      Senior Vice President - Finance