Form 10-K
period 2001-12-31
TALK AMERICA
filed 2002-04-01
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                   For the fiscal year ended December 31, 2001
                           Commission File No. 0-26728

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
        RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
                                (Title of class)
                                ----------------

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     As of March 29, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on March 29, 2002 of $0.43 per share as reported on the Nasdaq National Market, was approximately $34,740,238.36 (calculated by excluding solely for purposes of this form outstanding shares owned by directors and executive officers).

     As of March 29, 2002, the registrant had issued and outstanding 81,652,721 shares of its Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                      ITEMS OMITTED PURSUANT TO RULE 12B-25

Item 1, Item 6, Item 7, Item 8, Item 14-Financial Statements.

                           TALK AMERICA HOLDINGS, INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001


ITEM                                                                      PAGE
NO.                                                                        NO.
---                                                                        ---

                            PART I
 2. Properties                                                              3
 3. Legal Proceedings                                                       3
 4. Submission of Matters to a Vote of Security Holders                     3

                           PART II
 5. Market for Registrant's Common Equity and Related Stockholders Matters  4
7A. Quantitative and Qualitative Disclosure About Market Risk               4
 9. Changes in and Disagreements with Accountants and Financial Disclosure  4

                           PART III
10. Directors and Executive Officers of the Registrant                      5
11. Executive Compensation                                                  7
12. Security Ownership of Certain Beneficial Owners and Management          9
13. Certain Relationships and Related Transactions                         10

                           PART IV
14. Exhibits and Reports on Form 8-K                                       10


                                     PART I


ITEM  2.  PROPERTIES

     The Company leases an approximately 8,000 square foot facility in Reston, Virginia, that serves as the Company's headquarters and is where a number of the Company's executives and marketing personnel are located. The Company owns an approximately 24,000 square foot facility in New Hope, Pennsylvania where the Company's finance, legal and programming personnel are located. The Company also leases properties in the cities in which switches for its network have been installed.

     With respect to the Company's sales, provisioning and customer service operations, the Company owns a 32,000 square foot facility located in Clearwater, Florida. The Company also leases the following facilities for sales, provisioning and customer service operations: an approximately 29,000 square foot facility in Orlando, Florida, an approximately 13,000 square foot facility in Greenville, South Carolina, and an approximately 12,000 square foot facility in Fort Myers, Florida.


ITEM  3.  LEGAL  PROCEEDINGS

     The Company is party to a number of legal actions and proceedings, including purported class actions, arising from the Company's provision and marketing of telecommunications services, as well as certain arbitration and legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that, because of fluctuations in the Company's cash position, the timing of developments with respect to such matters that require cash payments by the Company, while such payments are not expected to be material to the Company's financial condition, could impair the Company's ability in future interim or annual periods to continue to implement its business plan, which could affect the Company's results of operations in future interim or annual periods.


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


     The Company's Common Stock, $.01 par value per share ("Common Stock"), is traded on the Nasdaq National Market under the symbol "TALK". High and low quotations listed below are actual closing sales prices as quoted on the Nasdaq National Market:



 COMMON STOCK                      PRICE RANGE OF COMMON STOCK
 ------------                     ----------------------------


                                         HIGH     LOW
                                       -------   ------
2000
First Quarter                          $ 20.63 $ 13.44
Second Quarter                            16.5    5.63
Third Quarter                             8.06    4.25
Fourth Quarter                            4.81    0.56
2001
First Quarter                             2.53    1.28
Second Quarter                            2.51    0.91
Third Quarter                             1.06    0.33
Fourth Quarter                            0.52    0.34
2002
First Quarter (through March 29, 2002)    0.64    0.37


     As of March 29, 2002, there were approximately 1,063 record holders of Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends generally to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's debt instruments, including the credit facility agreement and related guarantee to MCG Finance Corporation and the 2011 Convertible Note, prohibit the Company from paying any dividends on its capital stock.


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

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The directors and executive officers of the Company as of March 29, 2002 were as follows:


      NAME                   AGE                  POSITION
      ----                   ---                  --------
Gabriel Battista (3)          57    Chairman of the Board of Directors, Chief Executive
                                    Officer and Director
Warren Brasselle              44    Senior Vice President, Operations
Jeffrey Earhart               40    Senior Vice President, Customer Operations
Mark S. Fowler (1)            59    Director
Kevin D. Griffo               41    Executive Vice President - Sales and Marketing
Aloysius T. Lawn, IV          43    Executive Vice President - General Counsel and
                                    Secretary
Arthur J. Marks (2)           57    Director
Edward B. Meyercord, III (2)  36    President, Treasurer and Director
Ronald R. Thoma (3)           67    Director
George Vinall                 46    Executive Vice President - Business Development
Thomas Walsh                  42    Senior Vice President - Finance
David G. Zahka                42    Chief Financial Officer

(1)     Director  whose  term  expires  in  2002.
(2)     Director  whose  term  expires  in  2003.
(3)     Director  whose  term  expires  in  2004.

All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

GABRIEL BATTISTA. Mr. Battista currently serves the Company as its Chairman of the Board of Directors and Chief Executive Officer. Prior to joining the Company in January of 1999 as a Director and Chief Executive Officer, Mr. Battista served as Chief Executive Officer of Network Solutions Inc., an Internet domain name registration company. Prior to joining Network Solutions, Mr. Battista served both as CEO and as President and Chief Operating Officer of Cable & Wireless, Inc., a telecommunication provider. His career also included management positions at US Sprint, GTE Telenet and The General Electric Company. Mr. Battista serves as a director of Capitol College, Systems & Computer Technology Corporation (SCTC), Online Technologies Group, Inc. (OTG), and VIA Net.works (VNWI).

WARREN BRASSELLE. Since April 2000, Mr. Brasselle has served as Senior Vice President of Operations for the Company. Prior to joining the Company, Mr. Brasselle was Vice President of Operations for Cable and Wireless North America since 1996, where he was broadly responsible for the design, provisioning, and maintenance of Cable & Wireless' voice, data, and IP network. Mr. Brasselle also held a variety of operational positions at MCI, now MCI WorldCom Inc. and Williams Telecommunications.

JEFFREY EARHART. Mr. Earhart currently serves as Senior Vice President, Customer Operations of the Company. Between 1997 and 2000, he served the Company as Vice President, Operations. Mr. Earhart originally joined the Company as its Director of Retail Sales and Provisioning in 1990, a position he held until 1992. Prior to rejoining the Company in 1997, Mr. Earhart served as President of Collective Communications Services, an independent long distance reseller of long distance services of the Company.

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

ALOYSIUS T. LAWN, IV. Mr. Lawn joined the Company in January 1996 and currently serves as Executive Vice President - General Counsel and Secretary. Prior to joining the Company, from 1985 through 1995, Mr. Lawn was an attorney in private practice. Mr. Lawn is a director of Stonepath Group, Inc., a global, integrated logistics services organization.

ARTHUR J. MARKS. Mr. Marks has been a director of the Company since August 1999. He is currently a general partner of Valhalla Partners, a private equity fund. From 1984 through 2001, Mr. Marks was a General Partner of New Enterprise
Associates, a private equity fund that invests in early stage companies in information technology and medical and life sciences. Mr. Marks serves as a director of two publicly traded software companies, Mobius Management Systems and Progress Software Corp., as well as one publicly traded communications equipment company, Advanced Switching Communications. He is also a director of a number of privately held companies.

EDWARD B. MEYERCORD, III. Mr. Meyercord currently serves as the President, Treasurer and Director of the Company. Mr. Meyercord was elected to the Board of Directors and President of the Company in May 2001. He served as Chief Financial Officer of the Company between August 1999 and December 2001 and Chief Operating Officer of the Company between January 2000 and May 2001. He joined the Company in September of 1996 as the Executive Vice President, Marketing and Corporate Development. Prior to joining the Company, Mr. Meyercord served as Vice President in the Global Telecommunications Corporate Finance Group at Salomon Brothers, Inc., based in New York and prior to Salomon Brothers he worked in the corporate finance department at Paine Webber Incorporated.

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

DAVID G. ZAHKA. Mr. Zahka joined the Company in December of 2001 as Chief Financial Officer. Before joining the Company, he spent more than 15 years with PaineWebber Incorporated, and its successor UBS Warburg, where he served most recently as Executive Director of the Financial Sponsors Group. At PaineWebber, Mr. Zahka also served as Senior Vice President of Debt Capital Markets and First Vice President of the Utility Finance Group.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and certain officers and persons who are the beneficial owners of more than 10 percent of the Common Stock of the Company are required to report their ownership of the Common Stock, options and certain related securities and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to report any failure to file by such dates in 2001. The Company believes that all of the required filings have been made in a timely manner, except that, due solely to an administrative error by the Company, one transaction by Mr. Fowler was not reported timely. In making this statement, the Company has relied on copies of the reporting forms received by it.

ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table sets forth information for the fiscal years ended December 31, 2001, 2000 and 1999 as to the compensation for services rendered paid by the Company to the Chief Executive Officer and to the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000.

Summary  Compensation  Table

                                               ANNUAL  COMPENSATION             LONG  TERM
                                                                               COMPENSATION
                                               --------------------            ------------

                                                                                 SECURITIES
                                                                                 UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR   SALARY (1)    BONUS (1)      OPTIONS/SARS
------------------------------------------  ----  -----------  ----------    ------------------

Gabriel Battista, Chairman of the Board     2001          --(2)          --                 --
of Directors,  Chief Executive Officer      2000          --(2)  $   50,000          500,000(3)
and Director                                1999  $1,500,000(2)  $  750,000                 --

Edward B. Meyercord, III, President,        2001  $    300,000           --                 --
Director and Treasurer                      2000  $    298,000   $   30,000          350,000(3)
                                            1999  $    225,385   $  150,000       450,000(4)(9)

Aloysius T. Lawn, IV, Executive Vice        2001  $    275,000           --                 --
President - General Counsel and             2000  $    260,500   $   27,500          312,500(3)
Secretary                                   1999  $    233,269   $  150,000       210,000(4)(9)

Kevin Griffo, Executive Vice President -    2001  $    250,000   $   16,667(7)              --
Sales and Marketing                         2000  $  247,345(5)  $   41,667(7)     1,563,114(3)
                                                                                         (8)(9)
                                            1999  $  131,885(6)          --          57,143 (6)

George Vinall, Executive Vice President -   2001  $    250,000           --                 --
Business  Development                       2000  $    248,000   $   25,000          245,000(3)
                                            1999  $    200,000   $  150,000                 --

(1) The costs of certain benefits not properly categorized as salary or benefits are not included because they did not exceed, in the case of any executive officer named in the table, the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table.

(2) Under his employment agreement with the Company, Mr. Battista is entitled to a minimum annual salary of $500,000. Mr. Battista's salary shown for 1999 includes, in addition to the $500,000 annual base salary for 1999, $1,000,000 representing a prepayment of $500,000 in salary for each of the years 2000 and 2001 as provided in Mr. Battista's employment agreement with the Company. Therefore, no salary was paid to Mr. Battista in 2001.

(3) Options to purchase the Company's common stock. The options granted to Messrs. Battista, Meyercord, Lawn, Griffo and Vinall were granted under the Company's 2000 Long Term Incentive Plan. In 2000, Mr. Battista was granted (i) options to purchase 250,000 shares of the Company's common stock at an exercise price of $2.00 per share that vest in five years and (ii) options to purchase 250,000 shares of the Company's common stock at an exercise price of $4.75 per share that vest over three years. In 2000, Mr. Meyercord was granted (i) options to purchase 150,000 shares of the Company's common stock at an exercise price of $2.00 per share that vest in five years and (ii) options to purchase 200,000 shares of the Company's common stock at an exercise price of $4.75 per share that vest over three years. In 2000, Mr. Lawn was granted (i) options to purchase 137,500 shares of the Company's common stock at an exercise price of $2.00 per share that vest in five years, (ii) options to purchase 50,000 shares of the Company's common stock at an exercise price of $2.31 half of which vested upon grant and the remainder of which vested six months thereafter and (iii) options to purchase 125,000 shares of the Company's common stock at an exercise price of $4.75 per share that vest over three years. In 2000, Mr. Griffo was granted (i) options to purchase 125,000 shares of the Company's common stock at an exercise price of $2.00 per share that vest in five years and (ii) options to purchase 105,000 shares of the Company's common stock at an exercise price of $4.75 per share that vest over three years. In 2000, Mr. Vinall was granted (i) options to purchase 125,000 shares of the Company's common stock at an exercise price of $2.00 per share that vest in five years and (ii) options to purchase 120,00 shares of the Company's common stock at an exercise price of $4.75 per share that vested upon grant. Each of the employment agreements for Messrs. Battista, Meyercord, Lawn, Griffo and Vinall provide for immediate vesting of options in event of a "change of control" (as defined in such agreements).

(4) Options to purchase the Company's common stock. The options granted to Messrs. Meyercord and Lawn were granted under the Company's 1998 Long Term Incentive Plan. In 1999, Mr. Meyercord was granted options that vest over three years to purchase 450,000 shares of the Company's common stock at an exercise price of $15.94 per share. In 1999, Mr. Lawn was granted options that vest over three years to purchase 210,000 shares of the Company's common stock at an exercise price of $9.88 per share.

(5) Mr. Griffo commenced his employment with the Company in March, 2000. Prior to that time he was President and Chief Operating Officer of Access One. On August 9, 2000 a wholly owned subsidiary of the Company merged with and into Access One. The amount includes amounts paid to Mr. Griffo by Access One prior to his commencement of employment with the Company.

(6) These amounts were paid to Mr. Griffo by Access One where he was President and Chief Operating Officer.

(7) A portion of this bonus was paid in shares of Access One (which was subsequently converted into shares of the Company common stock pursuant to the merger of Access One and a wholly owned subsidiary of the Company), which vest over three years and were valued at the then fair market value at the time of grant.

(8) Options to purchase the Company's common stock. In connection with his hiring by the Company in 2000, Mr. Griffo was granted options that vest over two years to purchase 1,300,000 shares of the Company's common stock at an exercise price of $13.69 per share. Mr. Griffo was also granted options to purchase 33,114 shares of the Company's common stock in 2000 that were granted under the 1997 and 1999 Access One Stock Option Plans, which plans were assumed by the Company pursuant to the terms of Access One's acquisition by the Company.

(9) Messrs. Meyercord, Lawn, and Griffo offered the following options to purchase the Company's common stock for exchange pursuant to the Company's Options Exchange Offer (described in "STOCK OPTIONS GRANT" below, which options are expected to be reissued on or after April 5, 2002: 450,000, 210,000, and 1,300,000, respectively.

STOCK  OPTION  GRANTS

     On August 29, 2002, the Company commenced a voluntary stock option exchange program (the "Options Exchange Offer") to certain eligible employees of the Company, which included the executive officers named in the Summary Compensation Table above. Under the program, eligible employees were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $5.50 per share, in exchange for a new option to buy shares of the Company's common stock to be granted on or after April 5, 2002, six months and one day from October 4, 2001, the date the old options were cancelled. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant. In total, 5.8 million stock options were initially cancelled as a result of this program.

Other than as discussed above, the Company granted no options to purchase common stock of the Company during the fiscal year ended December 31, 2001 to the executive officers named in the Summary Compensation Table, above. Further, none of the executive officers named in the Summary Compensation Table above acquired any shares of the Company upon the exercise of options in 2001. On December 31, 2001, the exercise prices of all of the vested options to purchase shares of the Company held by each of the executive officers named in the Summary Compensation Table were above the then market price for the Company's shares.


EMPLOYMENT  CONTRACTS

     Gabriel Battista is party to an employment agreement with the Company, dated as of November 13, 1998, that was amended as of March 28, 2001 and now expires on December 31, 2004. Under the terms of the agreement, as amended, Mr. Battista received a signing bonus of $3,000,000 at the time of the original agreement and is entitled to a minimum annual base salary of $500,000, plus a discretionary bonus. The initial three years of salary under the original agreement were paid in advance. Mr. Battista is also entitled to other benefits and perquisites. In addition, upon execution of the original agreement in 1998, Mr. Battista was granted options that vested over three years to purchase 1,000,000 shares of the Company common stock at an exercise price of $10.44 per share, and options that vested immediately upon execution of the agreement to purchase an additional 650,000 shares at an exercise price of $7.00 per share.

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

     Edward B. Meyercord, III entered into a three-year employment agreement with the Company effective as of March 26, 2001. Commencing in 2002, under the contract, Mr. Meyercord is entitled to a minimum annual base salary of $350,000 and certain other perquisites made generally available by the Company to its senior executive officers.

     Aloysius T. Lawn, IV entered into a three-year employment agreement with the Company effective as of March 26, 2001. Under the contract, Mr. Lawn is entitled to a minimum annual base salary of $275,000 and certain other perquisites made generally available by the Company to its senior executive officers.

     George Vinall is party to an employment agreement with the Company that was amended as of March 28, 2001 and now expires on December 28, 2004. Under the contract, as amended, Mr. Vinall is entitled to a minimum annual base salary of $250,000 and certain other perquisites made available by the Company to its senior executive officers. In connection with the original agreement, Mr. Vinall was granted an option to purchase 240,000 shares of the Company common stock at an exercise price of $8.56 per share.

     Kevin Griffo entered into a three-year employment agreement with the Company effective as of March 24, 2000 that was amended as of March 28, 2001. Under the contract, Mr. Griffo is entitled to a minimum annual base salary of $250,000 and certain other perquisites made available by the Company to its senior executive officers. In addition, upon execution of the agreement, Mr. Griffo was granted options that vest over three years to purchase 1,300,000 shares of the Company common stock at an exercise price of $13.69 per share

     Each of the employment agreements for Messrs. Battista, Meyercord, Lawn, Vinall and Griffo provide for immediate vesting of options in event of a "change of control" (as defined in the agreements) of the Company and provide for severance benefits in the event employment is terminated by the Company without cause prior to the end of the term and for a certain period beyond the end of the term in the event of a "change of control." The severance benefits are generally the payment of an amount equal to two years' base salary plus the average annual incentive bonus earned by the executive in the preceding four years, as well as the continuation of various employee benefits for two years.

     Each of the above-described agreements requires the executive to maintain the confidentiality of Company information and assign any inventions to the Company. In addition, each of the executive officers has agreed that he will not compete with the Company by engaging in any capacity in any business that is competitive with the business of the Company during the term of his respective agreement and thereafter for specified periods.


COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

None.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company common stock as of March 29, 2002 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding common stock, (ii) each of the Company's directors and nominees for director, (iii) each of the executive officers named below and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares.


NAME  OF  BENEFICIAL  OWNER  OR        NUMBER OF SHARES             PERCENT OF SHARES
      IDENTITY  OF  GROUP            BENEFICIALLY OWNED (1)         BENEFICIALLY OWNED
---------------------------         ----------------------             ------------
Legg Mason, Inc.
100 Light Street
P. O. Box 1476
Baltimore, MD 21203
                                         5,631,545 (3)                    6.9%
AOL Time Warner Inc.
75 Rockefeller Plaza
New York, NY 10019
                                         7,200,000 (2)                    8.8%
Paul Rosenberg
650 N. E. 5th Avenue
Boca Raton, Fl 33432
                                         5,759,985 (4)                    7.1%

Gabriel Battista                         1,833,334 (5)                    2.2%
Mark S. Fowler                             216,023 (5)                      *
Arthur J. Marks                            154,999 (5)                      *
Edward B. Meyercord, III                   497,797 (5)                      *
Ronald R. Thoma                             87,934 (5)                      *
Kevin Griffo                             2,063,828 (5)                    2.5%
Aloysius T. Lawn, IV                       390,317 (5)                      *
George Vinall                              360,000 (5)                      *

All directors and executive
officers as a group (12 persons)         6,020,538 (5)                    6.9%

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

(2) The foregoing information is derived from the Schedule 13G filed by AOL Time Warner Inc. on February 13, 2002.

(3) Includes 5,574,200 shares of the Company common stock beneficially owned by LMM, LLC, and 57,345 shares beneficially owned by Legg Mason Wood Walker, Inc., according to a Schedule 13G filed by Legg Mason Wood Walker, Inc. on February 14, 2002.

(4) The foregoing information is derived from the Schedule 13D/A filed by Paul Rosenberg, the Rosenberg Family Limited Partnership, PBR, Inc. and the New Millennium Charitable Foundation on February 12, 1999.

(5) Includes shares of the Company common stock that could be acquired upon exercise of options exercisable within 60 days after March 29, 2002 and that have been tendered for exchange and cancelled pursuant to the Company's Option Exchange Offer on the assumption that the new options will be exchanged therefore. Includes shares of Company common stock that could be acquired upon exercise of options exercisable within sixty (60) days after March 29, 2002 as follows: Gabriel Battista-1,733,334; Edward B. Meyercord III-366,667; Aloysius
T.  Lawn  IV-301,667;  Kevin  Griffo-1,882,400;  and  George  Vinall-360,000.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Not  applicable


ITEM  14.   EXHIBITS AND  REPORTS  ON  FORM  8-K


(3)  EXHIBITS:

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------


3.1 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-94940)).

3.2 Certificate of Designation of Series A Junior Participating Preferred Stock of Company dated August 27, 1999 (incorporated by reference to Exhibit A to
     Exhibit 1 to the Company's registration statement on Form 8-A (File No. 000-26728)).

3.3 Composite form of Amended and Restated Certificate of Incorporation of the Company, as amended through April 6, 2001 (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q, dated May 14,
     2001).

4.1 Specimen of Talk.com Inc. common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-40980)).

4.2 Form of Warrant Agreement for Elec Communications, Kenneth Baritz, Joel Dupre, Keith Minella, Rafael Scolari, and William Rogers dated August 9, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

4.3 Form of Warrant Agreement for MCG Credit Corporation dated August 9, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

4.4 Form of Warrant Agreement for MCG Credit Corporation dated October 20, 2000 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

4.5 Form of Warrant Agreement for MCG Finance Corporation dated October 20, 2000 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.1 Employment Agreement between the Company and Aloysius T. Lawn, IV dated March 28, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*

10.2 Employment Agreement between the Company and Edward B. Meyercord, III dated March 28, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*

10.3 Indemnification Agreement between the Company and Aloysius T. Lawn, IV dated March 28, 2001(incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
     *

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

10.8 Amendment No. 2, dated May 14, 1998, among the Company, Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q, dated August 14, 1998).+

10.9 Amendment  No.  3,  effective  as  of  October  1, 1998, among the Company,
     Tel-Save, Inc. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, and an Amendment No. 2, dated May 14, 1998 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).+

10.10 Amendment No. 4, effective as of June 30, 2000, among the Company, Talk.com Holding Corp. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, an Amendment No. 2, dated May 14, 1998, and an Amendment No. 3, effective October 1, 1998 (incorporated by reference to Exhibit 10.1 to Talk.com's Quarterly Report on Form 10-Q dated August 14, 2000).+

10.11 Amendment No. 5, effective as of August 1, 2000, among the Company, Talk.com Holding Corp. and America Online, Inc., which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, an Amendment No. 2, dated May 14, 1998, an Amendment No. 3, effective October 1, 1998, and an Amendment No. 4, effective June 30, 2000 (incorporated by reference to Exhibit 10.3 to Talk.com's Quarterly Report on Form 10-Q dated August 14, 2000).+

10.12 Amendment No. 6, effective as of September 19, 2001, among Talk America Inc., the Company and America Online, Inc. which amends that certain Telecommunications Marketing Agreement, dated as of February 22, 1997, as corrected and amended by letter, dated April 23, 1997, and amended by an Amendment No. 1, dated January 25, 1998, an Amendment No. 2, dated May 14, 1998, an Amendment No. 3, effective October 1, 1998, an Amendment No. 4, effective June 30, 2000, and an Amendment No. 5, effective August 1, 2000 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.13 Letter dated August 25, 1999 from America Online, Inc. to the Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 27, 1999).

10.14 Indenture dated as of September 9, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-3 (File No. 333-39787)).

10.15 Indenture dated as of December 10, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.16 Employment Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.17 Amendment to Employment Agreement, dated March 28, 2001, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2000).*

10.18 Indemnification Agreement, dated as of December 28, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 20, 1999). *

10.19 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.20 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.21 1998 Long-Term Incentive Plan of the Company (incorporated by reference to
     Exhibit 10.14 to the Company's Current Report on Form 8-K dated January 20,
     1999).*

10.22 Investment Agreement, dated as of December 31, 1998, as amended on February 22, 1999, among the Company, America Online, Inc., and, solely for purposes of Sections 4.5, 4.6 and 7.3(g) thereof, Daniel Borislow, and solely for purposes of Section 4.12 thereof, Tel-Save, Inc. and the D&K Retained Annuity Trust dated June 15, 1998 by Mark Pavol, Trustee (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.23 Employment Agreement between the Company and Kevin Griffo dated March 24, 2000 (incorporated by reference to Exhibit 10.7 to the Company's
     Registration  Statement  in  Form  S-4  (File  No.  333-40980)).*

10.24 Form of Indemnification Agreement, dated as of January 5, 1999, for George Vinall (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998). *

10.25 Form of Non-Qualified Stock Option Agreement, dated as of December 16, 1998, for George Vinall, (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31,
     1998).*

10.26 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-4 (No. 333-40980)). *

10.27 Form of Non-Qualified Stock Option Agreement, dated December 12, 2000, for each of Gabriel Battista, Kevin Griffo, Aloysius T. Lawn IV, Edward B. Meyercord, III, and George Vinall (incorporated by reference to Exhibit
     10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*

10.28 Employment Agreement, dated as of December 16, 1998, between the Company and George Vinall (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31,
     1998).*

10.29 Rights Agreement dated as of August 19, 1999 by and between the Company and First City Transfer Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's registration statement on Form 8-A (File No. 000-26728)).

10.30 Interconnect Agreement between BellSouth and The Other Phone Company (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).

10.31 Agreement between Talk.com Holding Corp. and BellSouth Telecommunications, Inc., dated May 22, 2000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.32 Amendment to Interconnection Agreement between Talk.com Holding Corp. and BellSouth Telecommunications, Inc., dated December 26, 2000 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.33 Credit Facility Agreement, among Talk.com Holding Corp., Access One Communications Corp. and certain of their direct and indirect subsidiaries and MCG Finance Corporation dated as of October 20, 2000 (incorporated by reference to Exhibit 10.4 to Talk.com's Quarterly Report of Form 10-Q dated November 14, 2000).

10.34 Guaranty between the Company and MCG Finance Corporation, dated as of October 20, 2000 (incorporated by reference to Exhibit 10.5 to Talk.com's Quarterly Report of Form 10-Q dated November 14, 2000).

10.35 Consulting Agreement dated as of July 5, 2000 between MCG Credit Corporation and Access One Communications Corp. (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).

10.36 Employment Agreement by and between Thomas M. Walsh and the Company dated as of August 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 14, 2000).*

10.37 Indemnification Agreement by and between Thomas M. Walsh and the Company dated as of August 7, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated November 14, 2000).*

10.38 Non-Qualified Stock Option Agreement by and Thomas M. Walsh and the Company dated as of August 7, 2000 (incorporated by reference to Exhibit
     10.3  to  the  Company's  Quarterly  Report on Form 10-Q dated November 14,
     2000).*

10.39 Lease by and between Talk.com Holding Corp. and University Science Center, Inc. dated April 10, 2000 (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2000).

10.40 Lease by and between The Other Phone Company, dba Access One Communications and University Science Center, Inc. dated December 8, 1999 (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.41 Letter dated August 2, 2000 from America Online, Inc. to the Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 3, 2000).

10.42 Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-52166).*

10.43 Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 (File No. 333-52166).*

10.44 Amendment to Employment Agreement for Kevin Griffo dated March 28, 2001 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*

10.45 Amendment to Employment Agreement for George Vinall dated March 28, 2001 (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*

10.46 Second Amendment to Investment Agreement dated as of August 2, 2000 between the Company and America Online, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 3,
     2000).

10.47 Employment Agreement between the Company and Jeffrey Earhart dated October 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 14, 2001).*

10.48 Employment Agreement between the Company and Warren Brasselle dated March 8, 2000 (filed herewith).*

10.49 Form of Non-Qualified Stock Option Agreement, dated as of March 24, 2000, for Kevin Griffo (filed herewith).*

10.50 Restructuring and Note Agreement, dated as of September 19, 2001, between the Company and America Online, Inc. (incorporated by reference to Exhibit
     10.1  to  the  Company's  Current Report on Form 8-K filed on September 24,
     2001).

10.51 Registration Rights Agreement, dated as of September 19, 2001, between the Company and America Online, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.52 Security and Pledge Agreement, dated as of September 19, 2001, among the Company as Grantor, and State Street Bank and Trust Company, N.A., as collateral agent on behalf of America Online, Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.53 Master Subsidiary Guarantee, Security Agreement Collateral Assignment and Equity Pledge, dated as of September 19, 2001, among certain subsidiaries of the Company as Grantors, State Street Bank and Trust Company, N.A., as Collateral Agent on behalf of America Online, Inc., and America Online, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.54 Intercreditor Agreement, dated as of September 19, 2001, between MCG Finance Corporation, as collateral agent for certain MCG Lenders (as defined therein) and State Street Bank and Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.55 Consent and Amendment to Talk.com Loan Documents, dated as of August 10, 2001 by and among Talk America Inc., Access One Communications Corp., the Company, MCG Finance Corporation and MCG Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.56 Consent and Amendment to Talk.com Loan Documents, dated as of September 19, 2001 by and among Talk America Inc., Access One Communications Corp., the Company, MCG Finance Corporation and MCG Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.57 First Amendment, dated as of September 19, 2001, to the Rights Agreement dated as of August 19, 1999, by and between Talk America Holdings, Inc. and First City Transfer Company, as Rights Agent (incorporated by reference to
     Exhibit 10.9 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.58  Letter  Agreement  between  America  Online,  Inc.  and the Company dated
     February 21, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 21, 2002).

10.59 Amendment Number Three to Talk.com Loan Documents, dated as of February 12, 2002, among the Company, Talk America Inc., Access One Communications Corporation, each other Borrower under and as defined in the Credit Agreement (referenced therein), Lenders that are parties thereto, and MCG Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 21, 2002).

10.60 Amended and Restated Consulting Agreement, dated as of February 12, 2002, among the Company and MCG Capital Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 21, 2002).

10.61 2001 Non-Officer Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 (File No. 333-74820).*

10.62 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of July 13, 2000, between Southwestern Bell Telephone Company, Nevada Bell Telephone Company, Pacific Bell Telephone Company, Southern New England Telephone, Ameritech and Talk.com Holding Corp. (filed herewith).

10.63 Mi2A Amendment to the Interconnection Agreement under Section 271 of the Telecommunications Act of 1996 dated as of May 15, 2001, between Ameritech Michigan and Talk.com Holding Corp. (filed herewith).

10.64 Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (filed herewith).

10.65 Amendment dated February 9, 2001 to the Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (filed herewith).

10.66 Lease Agreement by and between Bridge Plaza Partnership and The Furst Group, Inc. dates as of November 4, 1998 (filed herewith).

10.67 Option dated July __, 2001 to Renew the Lease Agreement by and between Bridge Plaza Partnership and The Furst Group, Inc. dates as of November 4, 1998 (filed herewith).

10.68 Office Lease by and between Reston Plaza I and II, LLC and Talk.com, Inc. dated as of April 28, 2000 (filed herewith).

21.1   Subsidiaries  of  the  Company.
_________

*     Management  contract  or  compensatory  plan  or  arrangement.
+     Confidential  treatment  previously has been granted for a portion of this exhibit.

(b)     Reports  on  Form  8-K.

No Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March  29,  2002

                                       TALK  AMERICA  HOLDINGS,  INC.



                                       By:  Gabriel  Battista     /s/
                                           ---------------------------
                                          Gabriel  Battista
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                            TITLE                            DATE



  Gabriel  Battista  /s/       Chairman of the Board           March  29,  2002
---------------------------    of Directors, Chief Executive
Gabriel  Battista              Officer and Director
                               (Principal  Executive  Officer)

  David  G.  Zahka  /s/        Chief  Financial  Officer       March  29,  2002
---------------------------    (Principal Financial Officer)
David  G.  Zahka

  Thomas  M.  Walsh  /s/        Vice President - Finance       March  29,  2002
---------------------------    (Principal Accounting Officer)
Thomas  M.  Walsh

  Edward B. Meyercord III /s/   President, Director and        March  29,  2002
---------------------------     Treasurer
Edward  B.  Meyercord,  III

  Mark S. Fowler /s/            Director                       March  29,  2002
---------------------------
Mark  S.  Fowler

  Arthur  J.  Marks  /s/        Director                       March  29,  2002
---------------------------
Arthur  J.  Marks

  Ronald  R.  Thoma  /s/        Director                       March  29,  2002
---------------------------
Ronald  R.  Thoma