Form 10-K/A
period 2001-12-31
TALK AMERICA
filed 2002-04-12
CIK 948545

The  following  items  were  the
                                             subject  of  a  Form 12b-25 and are
                                             included  herein:  Item  1, Item 6,
                                             Item  7, Item 8, Item 14- Financial
                                             Statements.  In  addition,  certain
                                             additional  Exhibits  have  been
                                             included (Exhibit Nos. 10.69-10.74,
                                             23.1  and  23.2).

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________
                                    FORM 10-KA

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                           TALK AMERICA HOLDINGS, INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001


ITEM                                                                      PAGE
NO.                                                                        NO.
---                                                                        ---

                            PART I
 1. Business                                                                1
 2. Properties                                                              12
 3. Legal Proceedings                                                       12
 4. Submission of Matters to a Vote of Security Holders                     12

                           PART II
 5. Market for Registrant's Common Equity and Related Stockholder  Matters  13
 6. Selected  Consolidated  Financial  Data                                 14
 7. Management's  Discussion  and  Analysis  of Financial  Condition
    and  Results  of  Operations                                            15
 7A. Quantitative and Qualitative Disclosure About Market Risk              30
 8.  Financial  Statements  and  Supplementary  Data                        31
 9. Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure                                                61

                           PART III
10. Directors and Executive Officers of the Registrant                      61
11. Executive Compensation                                                  64
12. Security Ownership of Certain Beneficial Owners and Management          67
13. Certain Relationships and Related Transactions                          68

                           PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K         68


                                     PART I

ITEM  1.  BUSINESS

OVERVIEW

     Talk America Holdings, Inc., through its subsidiaries (the "Company"), provides local and long distance telecommunication services to residential and small business customers throughout the United States. The Company has developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable the Company to offer and deliver high-quality, competitively priced telecommunication services to customers.

     The Company's telecommunication services offerings primarily include the bundled service offering of local and long distance voice services, which are billed to customers in one combined invoice. Local phone services include local dial tone and unlimited local calling with a variety of features such as voice mail and call waiting. Long distance phone services include traditional 1+ long distance, international and calling cards. The Company uses the unbundled network platform ("UNE-P") incumbent local exchange carriers ("ILECs") network to provide local services and the Company's nationwide network to provide long distance services. The Company attracts new customers through direct marketing channels, advertising, agent and referral programs and marketing arrangements with business partners.

     Talk America Inc. (formerly, Talk.com Holding Corp. and Tel-Save, Inc.), the Company's predecessor and now its principal operating subsidiary, was incorporated in Pennsylvania in May 1989. The Company was incorporated in June 1995. The address of the Company's principal current executive offices is 12020 Sunrise Valley Drive, Suite 250, Reston, Virginia 20190, and its telephone number is (703) 391-7500. The Company's web address is www.talk.com. Unless the context otherwise requires, references to the "Company" or to "Talk America" refer to Talk America Holdings, Inc. and its subsidiaries.

COMPANY  STRATEGY

     By the end of 1999, the Company decided to expand beyond its historical long distance business and utilize UNE-P to pursue the large local telecommunications market and diversify its product portfolio through the bundling of local service with its core long distance service offerings. In connection therewith, the Company acquired Access One Communications Corp. ("Access One") in August 2000. Access One was a private, local telecommunication services provider to nine states in the southeastern United States. The Company encountered a number of operational and business difficulties during the rollout of the Company's bundled service offering. During 2001, the Company worked to address the operational issues that it encountered and focused on improving the overall efficiency of the bundled business model.

     The Company has been managing its business to generate free cash flow and to build a highly scaleable nationwide platform to provision, bill and service bundled customers. The Company has lowered product pricing for both local and long distance services and is focusing on delivering better service and value to customers. In conjunction with this pricing change and although the Company is now operational with respect to its local service offering in 25 states, the Company has limited the active marketing of its bundled services to those states where the Company believes it can currently offer services to customers at competitive prices -- Pennsylvania, Michigan, Ohio, Texas, Georgia, Kentucky and Louisiana. The Company will actively market to additional states as the Company's pricing and cost structure permit it to offer services in those states.

     Currently, the Company's top operating priorities are to lower bad debt expense, reduce customer turnover, or "churn," and lower its customer acquisition costs. The Company has improved the credit quality of its existing customer base through credit scoring. The Company has slowed its growth until it believes it has achieved operational improvements.

FINANCIAL  RESTRUCTURING

     Beginning in the third quarter of 2001, the Company embarked upon a comprehensive restructuring of its financial obligations with (i) America Online, Inc. ("AOL"), (ii) MCG Capital Corporation, the Company's senior lender ("MCG"), and (iii) the holders of the Company's convertible subordinated notes.

     AOL  RESTRUCTURING

     In September, 2001, the Company restructured its financial obligations with AOL that arose under the 1999 Investment Agreement between the Company and AOL and ended its marketing relationship with AOL effective September 30, 2001. The Company began marketing and providing telecommunication services to AOL subscribers under the Company's and AOL's brand in 1997. In January, 1999, AOL made a $55 million investment in the Company at $19 per share and the Company provided AOL with the ability to protect the value of that investment for a period of time, permitting AOL, at its election, to require the Company to make certain "make whole" payments to AOL on or before September 30, 2001. As a result of the September 2001 restructuring and the termination of the marketing agreement, the Company issued to AOL $34 million of its 8% Secured Convertible Notes due September 2011 ("2011 Convertible Notes") in exchange for a release of the Company's reimbursement obligations under the 1999 Investment Agreement. The Company also issued 3,078,628 additional shares of its common stock in exchange for warrants to purchase the Company's common stock held by AOL and the Company's related obligations under the 1999 Investment Agreement to repurchase those warrants, bringing the total number of shares of the Company's common stock held by AOL to 7,200,000.

     SECURED  CREDIT  FACILITY  RESTRUCTURING

     By amendments on February 12, 2002, and April 3, 2002, the Company restructured certain portions of its Credit Facility Agreement with MCG, the Consulting Agreement, and other loan documents between the parties. This restructuring amended the financial covenants for 2002 through 2005 to be consistent with the Company's internal projections. As of and after January 1, 2002, the interest rate payable on the loans under the Credit Facility Agreement was raised to LIBOR plus 7.0% for portions of the loan accruing interest at LIBOR and the Prime Rate plus 6.0% for portions of the loans accruing interest at the Prime Rate. The restructuring also added mandatory prepayment provisions if the Company used a total of $10 million or more of cash to repurchase or otherwise prepay its other debt obligations, including the existing notes and the 2011 Convertible Notes, and a provision effectively requiring the Company to elect to pay in kind, rather than cash, interest on its 2011 Convertible Notes and its new 12% Notes to the fullest extent it is permitted to do so under such notes. In addition, the Company issued 200,000 shares of its stock to MCG and agreed to register such shares in the future. The Credit Facility Agreement, which is guaranteed by the Company, is senior debt and is secured by a pledge of the Company's subsidiaries' assets.

     CONVERTIBLE SUBORDINATED NOTES RESTRUCTURING

     As of December 31, 2001, the Company had an aggregate amount of $61.8 million in 4 1/2% Convertible Subordinated Notes due in September 2002 ("4 1/2% Notes") and $18.1 million in 5% Convertible Subordinated Notes due in 2004 ("5% Notes"). The Company decided to offer to exchange the 4 1/2% Notes and the 5% Notes ("Existing Notes") for new notes principally to extend the time that the Company has to pay the Existing Notes as part of the Company's efforts to restructure its debt obligations, and maintain sufficient cash to conduct its operations. On February 22, 2002, the Company initiated an Exchange Offer and Consent Solicitation ("the Exchange Offers") for all of the Company's outstanding 4 1/2% Notes and 5% Notes. On April 4, 2002, the Company completed the exchange for $57.9 million principal amount, or 94% of the total amount outstanding, of its 4 1/2% Notes that were tendered for exchange in the Exchange Offers and the approximately $17.4 million principal amount, or 95% of the total amount outstanding, of its 5% Notes that were tendered for exchange in the Exchange Offers. The Company issued $53.2 million in principal amount of its new 12% Senior Subordinated PIK Notes due 2007 ("12% Notes") and $2.8 million in principal amount of its new 8% Convertible Senior Subordinated Notes due 2007 ("8% Notes") (convertible into common stock at $5.00 per share), and paid approximately $0.5 million in cash, in exchange for the tendered 4 1/2% Notes. Interest on the new 12% Notes is payable in cash, except that the Company may, at its election, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment in additional 12% Notes. The Company also issued $17.4 million in principal amount of its 12% Notes in exchange for the tendered 5% Notes. In addition, the holders of the 4 1/2% Notes and 5% Notes consented to amend the respective indentures under which the Existing Notes were issued to eliminate from the indentures the right to require the Company to repurchase such notes should the Company's common stock cease to be approved for trading on an established automated over-the-counter trading market in the United States. After completion of the Exchange Offers, there were outstanding approximately $70.65 million principal amount of the Company's 12% Senior Subordinated PIK Notes due 2007, approximately $2.8 million principal amount of the Company's 8% Convertible Senior Subordinated Notes due 2007, approximately $3.9 million principal amount of the 4 1/2% Notes due September 2002 and approximately $0.7 million principal amount of the 5% Notes due 2004.

LOCAL  AND  LONG  DISTANCE  TELECOMMUNICATION  SERVICES

     The Company offers both local and long distance telecommunication services to residential and small business customers. The Company is focused on providing competitively priced, high quality and reliable voice services to high quality customers. The Company offers local service utilizing the UNE-P of the ILECs, and long distance service principally carried over its own network. The Company believes that it offers and provides consumer value through competitive rates, features and customer service. The Company's bundled local service generally includes: unlimited local usage, free member-to-member calling, long distance service and calling cards, one convenient invoice available both in paper and electronically, and choices among the following features:

          900  Call  Blocking                  Calling  Name  Display
          976  Call  Restriction               Custom  Toll  Restriction
          Anonymous  Call  Reject              Distinctive  Ring
          Auto  Redial                         Priority  Call
          Automatic  Callback                  Priority  Ringing
          Call  Forwarding                     Privacy  Manager
          Call  Block                          Remote  Call  Forwarding
          Call  Block  Denial                  Repeat  Dialing
          Call  Hold                           Return  Call  (  *69  )
          Call  Return                         Return  Call  Block
          Call  Trace                          Ringmaster
          Call  Trace  Denial                  Speed Calling / Speed Dialing
          Call  Waiting                        Three  Way  Calling
          Caller  ID                           Touch  Tone  Service
                                               Voice  Mail


     LOCAL

     The Company uses the unbundled network element platform, or UNE-P, from, and, to a lesser extent, resale agreements with, the ILECs to provide local telephone services to its customers in 25 states. The Company uses UNE-P to provide local telecommunication services primarily to residential and small business customers, and the Company expects that its experience in providing local telephone service will facilitate nationwide delivery of this product where the Company believes it can offer value to customers through services at competitive prices.

     The provision of local telephone service through use of UNE-P generally provides the Company with certain advantages, including: (i) offering local telephone service to customers located virtually anywhere without deploying costly local switching facilities; (ii) minimizing current capital expenditures and at the same time maintaining network and service design flexibility for the next generation of telecommunication technology; (iii) providing practically the same services as the ILECs; (iv) the potential for higher margins than comparable service offered through resale agreements; and (v) eliminating the requirement to pay certain local network access fees while collecting local network access fees for calls delivered to the Company's local telephone customers. In some instances, however, such as customers having high usage volumes, resale may provide the Company with more attractive pricing than the use of UNE-P.

     UNE-P became available to the Company and other carriers on November 5, 1999, when the Federal Communications Commission ("FCC") released an order reconfirming that ILECs nationwide must offer to competitors, in an individual or combined form, a series of unbundled network elements, or UNEs, that comprise the most important facilities, features, functions and capabilities of an incumbent local carrier's network. The price at which such elements are offered must correspond to the forward-looking cost of providing these elements. When offered in the combination known as UNE-P, these components include the loop and switching elements needed to provide local telephone service to a customer. Although ILECs have a general obligation to provide UNE-P, the obligation is limited in the central business districts of the top 50 metropolitan statistical areas of the nation. In such markets, the obligation to provide UNE-P currently is limited to carriers serving customers with less than four telephone lines. Because the Company's current focus is on residential and small business markets, the restriction on UNE-P availability in the central business districts of the top 50 metropolitan statistical areas has not been a major impediment to its operations to date. The FCC is currently reviewing whether to expand or further restrict the availability of UNE-P and the availability of combinations of network elements, including UNE-P, is being challenged in the courts. See "Regulation."

     The Company's UNE-P strategy presents several risks. In providing local telephone service using UNE-P, the Company must rely on the availability of network elements in combined form from ILECs, the Company's main competitors. The continued ability to obtain those network elements depends on FCC and state regulatory rulings that require ILECs to make UNE-P available to carriers. If those rules were modified or eliminated, the ability to provide local service to customers using UNE-P could be materially adversely affected. The FCC has been asked by several incumbent telephone companies to reconsider its order directing them to provide UNE-P. In addition, ILECs have appealed the FCC's requirement that they provide UNE-P to a federal appeals court, asking the court to overturn the FCC's decision. See "Regulation."

     Changes in the cost of the network elements that comprise UNE-P also could materially adversely affect the viability of using UNE-P to provide local service. Last year, a U.S. Court of Appeals partially set aside FCC rules prescribing how ILECs must set rates for network elements, including UNE-P. That decision, which is on appeal to the U.S. Supreme Court, could ultimately lead ILECs to increase the prices of network elements, which would adversely impact the Company. Indeed, before the U.S. Supreme Court, ILECs are asking that the FCC's requirement that network element prices be established using forward looking costs be reversed entirely. If successful, such an appeal likely would lead to a substantial increase in network element prices. If the court rejects the FCC's pricing methodology and that methodology ultimately is replaced with a methodology that imposes higher rates for network elements, the economic efficiency of UNE-P would suffer. See, "Regulation." Similarly, state commissions have the authority to review and modify the prices paid for unbundled network elements, and a state commission decision to change the prices of the local loop and switching elements could materially affect the Company's ability to use UNE-P to provide local service. In addition, state commissions currently are implementing FCC rules that require incumbent telephone companies to file rates for UNE-Ps that are deaveraged by geographic density zone. Such geographic rate deaveraging could result in rates for services using UNE-P that are unattractive or uneconomic in less dense geographic areas.

     The Company believes that UNE-P currently provides it with a cost-effective means of adding local service to its existing long distance product offerings. The Company believes that its operational systems are scalable and will allow it to continue to expand its service offerings in the local telecommunication market.

     LONG  DISTANCE

     The Company provides 1+ long distance telecommunication services on a stand-alone basis and bundled with the Company's local services. The Company's long distance voice services include intrastate, interstate, international and calling cards, at rates that are competitive within the industry. The Company generally uses its own nationwide long distance network to provide services directly to its customers. As of December 31, 2001, the Company provisioned over its network approximately 95% of the lines using its long distance services.

     The Company's network is comprised of equipment and facilities that are either owned or leased by the Company. The Company contracts for certain telecommunication services with a variety of other carriers. The Company owns, operates and maintains five Lucent 5ESS-2000 switches in its network. These switches are generally considered extremely reliable and feature the Digital Networking Unit--SONET technology. The Digital Networking Unit is a switching interface that is designed to increase the reliability of the 5ESS-2000 and to provide much greater capacity in a significantly smaller footprint.

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

     The access charges that the Company pays to local exchange carriers to connect customers to the Company's network represent a substantial portion of the total cost of providing long distance services over its network. As a result of regulatory changes and the increasing competitiveness of the local service market, it is expected that access charges will decrease, but there is no assurance that this decrease will occur. Additionally, savings from any such decreases may be offset by universal service contributions imposed on carriers, including the

Company, and further offset by a reduction in the access charges that the Company receives from carriers. See "Competition" and "Regulation."

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

     Since the Company operates its own switches, it is subject to the risk of significant interruption. Fires or natural disasters, for example, could cause damage to the Company's switching equipment or to transmission facilities connecting its switches. Any interruption in the Company's services over its network caused by such damage could have a material adverse impact on the Company's financial condition and results of operations. In such circumstances, the Company could attempt to minimize the interruption of its service by carrying traffic through its overflow and resale arrangements with other carriers.

     SERVICE  AGREEMENTS  WITH  OTHER  CARRIERS

     The Company historically obtained services from AT&T through multiple contract tariffs. With the deployment of its network, the Company requires fewer such services from AT&T to sell its services. The Company has entered into contracts with various other long distance and local carriers of telecommunication services for the provision of both its network and reselling operations further reducing its reliance on AT&T. These services enable the Company to connect the Company's switches to each other, connect the Company's switches to the switches of local telecommunication service carriers, carry overflow traffic during peak calling times, connect international calls and provide directory assistance and other operator assisted services.

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

     In May 2001, the Company entered into a new Master Carrier Agreement with AT&T. The agreement provides the Company with a variety of services, including transmission facilities to connect the Company's network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. Consistent with the Company's desire to expand the sources of its network services, the new contract eliminated a requirement for the Company to purchase the majority of its requirements for these services from AT&T and replaced it with a requirement for the Company to purchase minimum dollar amounts of services from AT&T during the term of the agreement. The Company anticipates that it can satisfy these minimum requirements.

     Many of the companies in the telecommunication sector have been adversely affected by recent business trends and some have filed for bankruptcy protection. To the extent that the credit quality of these carriers deteriorates or they seek bankruptcy protection, the Company may have service disruptions and the transition of the Company's customers to its network or another carrier's network may cause potential disruptions for the affected customers' services.


INTEGRATED  INFORMATION  SYSTEMS

     The Company has developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable the Company to offer and deliver high-quality, competitively priced telecommunication services to customers. Through dedicated electronic connections with its long distance network and the ILECs from which the Company purchases local services, the Company has designed its systems to process information on a "real time" basis. In addition, the Company processes millions of call records each day.

     In 2001, the Company, in an effort to improve upon the overall efficiency of the bundled business model and increase customer satisfaction, launched the following initiatives with respect to its operational support systems:

          - The Company developed and implemented a new proprietary automated order processing system ("OPS"). Since the implementation of OPS, the Company has shortened the customer provisioning time cycle and reduced associated costs. Prior to submitting an order to provision a customer to the Company's service, OPS instantly processes the customer's credit history, and, once the customer's credit is approved, the customer's service record detailing the customer's existing phone service, is immediately verified. In addition, OPS has enabled the Company to significantly increase its customer provisioning rate for qualified and verified orders while reducing the number of orders that are rejected by the ILEC, reducing manual work requirements.

          - The Company developed and implemented a new proprietary automated collections management system ("CMS") that is integrated with the Company's billing and customer relationship management system. CMS increases the efficiency of the Company's collection process, accelerates the recovery of accounts receivable and assists in the retention of valuable customers.

          - The Company developed a leads database system that the Company uses in the marketing of its telecommunication services. The leads database system enables the Company to alter telemarketing campaigns to track areas where mass advertisements are airing, manage the bundled sales price by customer, zone and state, and maintain customer credit information.

          - The Company developed and implemented improvements to its automated service provisioning system, which enhances the Company's ability to add customer lines to the Company's telecommunication service and to create and modify the features associated with that particular customer's service. These system improvements have cut the Company's reject rate for these orders in half, thereby reducing manual work requirements.

          - The Company developed and implemented improvements to its billing system, which enable the Company to preview and run a bill cycle each day of the month for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage inherent in the provision of local telecommunication service via UNE-P.

          - The Company developed and implemented improvements to its customer relationship manager system, which enables the Company's customer service representatives to access data in a real-time, organized manner, while the representative is speaking with the customer, reducing the length of customer service calls and improving the customer experience.

     In addition, the Company maintains its own web site at www.talk.com to provide for customer sign-up and to provide customers and potential customers with information about the Company's products and services as well as billing information and customer service. The Company provides these services and features using the Company's web-enabled technologies that allow it to offer its customers:

          - Detailed rate schedules and product and service related information.
          -    Online  sign-up  for  the  Company's  telecommunication services.
          -    Credit  card  billing.
          - Real-time and 24 x 7 billing services and online information, providing customers with up to the hour billing information.

     With the development of the Company's advanced sign-up and billing systems, customers can purchase the Company's telecommunication and other products or services while online through the Company's own web site. The Company employs its own proprietary provisioning and billing systems to enable efficient provisioning of a customer, online billing and credit card payment. The Company's billing system enables a customer to view his or her bill online or over the Internet on a real-time basis with the call detail and cost for most calls posted within minutes after a customer completes a call. The Company also acquires billing and customer care services from other carriers and third party vendors.

     The information functions of the Company's systems are designed to provide easy access to all information about a customer, including volumes and patterns of use. This information can be used to identify emerging customer trends and to respond with services to meet customers' changing needs. This information also allows the Company to identify unusual or declining use by an individual customer, which may indicate fraud or that a customer is switching its service to a competitor. FCC rules, however, may limit the Company's use of customer proprietary network information. See "Regulation."


SALES  AND  MARKETING

     In 2001, the Company's sales and marketing efforts focused both on marketing long distance services and marketing a bundle of local and long distance telecommunication services directly to customers under its own brand. The Company offers a bundle of local and long distance telecommunication services to residential and small business customers in twenty-five states, and is actively marketing the bundle of local and long distance telecommunications services in the seven states through the Company's direct marketing channels where the Company believes that it is currently able to offer services at competitive prices. The termination of the Company's marketing relationship with AOL significantly reduced the Company's marketing costs. During 2001, the Company continued the diversification of its sales and marketing by pursuing a variety of marketing channels and focusing its marketing efforts on acquiring new customers within its targeted markets. In addition, the Company has lowered product pricing for both local and long distance services and is focusing on delivering better service and value to customers. Additional states will be added as the Company's pricing and cost structure permit it to offer services at competitive prices. The Company ended 2001 with approximately 203,000 bundled lines (local and long distance services). Beginning in 2002, the Company has modified the methodology used to calculate customer lines, excluding lines that are either in, or expected to be in, a disconnect cycle from the total line count. On a pro forma basis, reflecting this revised methodology, the Company ended 2001 with approximately 176,000 bundled lines for December 2001. In addition, the Company ended the year with approximately 806,000 long distance subscribers. The Company continues to seek new marketing partners and arrangements to expand both its opportunities to attract other customers to its services and the products and services that it offers to its customer base.

     The Company's marketing efforts are now carried out through a variety of scalable, direct marketing programs, including inbound and outbound telemarketing, agent sales and customer referral sales, as well as advertising, online marketing initiatives and through the Company's own web site located at www.talk.com. The Company also continues to evaluate marketing channels, including direct television advertising, that it believes will enable the Company to lower its customer acquisition costs.

     The Company also provides, as a small and declining portion of its business, telecommunication services primarily to small and medium-sized businesses through independent resellers known as partitions.


COMPETITION

     The   telecommunication   industry   is   highly   competitive.   Major
participants in the industry regularly introduce new services and marketing activities. Competition in the telecommunication industry is based upon pricing, customer service, billing services and perceived quality. The Company competes against numerous telecommunication companies that offer essentially the same services as those of the Company. Many of the Company's competitors, including the ILECs, are substantially larger and have greater financial, technical and marketing resources than those of the Company. The Company's success will depend upon its continued ability to provide high quality, high value services at prices generally competitive with, or lower than, those charged by the Company's competitors.

     The major carriers, including AT&T, Sprint Corporation, Worldcom, Inc., and the ILECs have targeted price plans at residential customers - the Company's primary target market under its various direct marketing channels, marketing agreements with its partners and its Internet offering - with significantly simplified rate structures and with bundles of local services with long distance, which may lower overall local and long distance prices. Competition is also fierce for the small to medium-sized businesses that the Company also serves. Additional pricing pressure may also come from the introduction of new technologies, such as Internet telephony, which seek to provide voice communications at a cost below that of traditional circuit-switched long distance service. In addition, wireless carriers have marketed their services as an alternative to traditional long distance service, further increasing competition in the long distance sector. Reductions in prices charged by competitors may have a material adverse effect on the Company. In addition, the ability of competitors to develop online billing and information systems that are comparable to the Company's systems may have a material adverse effect on the Company.

     Consolidation and alliances across geographic regions and in the local and long distance market and across industry segments may also intensify competition from significantly larger, well-capitalized carriers.

     The entry of the ILECs into the long distance market may further heighten competition. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), the ILECs were authorized to provide long distance service that originates outside their traditional services areas, and may gain authority to provide long distance service that originates within their region after satisfying certain market opening conditions. While currently only Verizon and SBC Communications, Inc. have entered the long distance market, a number of others have made proposals to offer such services. ILEC entry into the long distance market means new competition from well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services, Internet access and cable television, with long distance telephone services. While the Telecommunications Act includes certain safeguards against anti-competitive conduct by the ILECs, it is impossible to predict whether such safeguards will be adequate or what effect such conduct would have on the Company. Because of the ILECs' name recognition in their existing markets, the established relationships that they have with their existing local service customers, and their ability to take advantage of those relationships, as well as the possibility of interpretations of the Telecommunications Act favorable to the ILECs, it may be more difficult for other providers of long distance and local telecommunication services, such as the Company, to compete.

     In addition, access to ILEC UNEs at rates competitive with the ILEC's retail service offerings is critical to the Company's business. The ILEC UNE rates are ordered by individual state commissions, which have only recently begun lowering the ILEC UNE rates to a level that the Company may offer rates competitive with the ILEC for similar services. Failure of the remaining state commissions to lower ILEC UNE rates will have a significant impact upon the Company's ability to offer services at rates competitive with the ILECs. See "Regulation."

     Allegedly to combat "slamming," or the unauthorized conversion of a customer's preselected telecommunication carrier, many local exchange carriers have initiated "PIC freeze" programs that, once selected by the customer, require a customer seeking to change long distance or local carriers to contact the local carrier directly instead of having the long distance or local carrier contact the local carrier on the customer's behalf. Many local carriers have imposed burdensome requirements on customers seeking to lift PIC freezes and change carriers, and thereby make it difficult for customers to switch to the Company's telecommunication services. Such activities could have an adverse effect on the Company.


REGULATION

     GENERAL

     The  Company's  provision  of  telecommunication  services  is  subject  to
government  regulation.   The  FCC  regulates  interstate  and  international
telecommunications, while the state commissions regulate telecommunications that originate and terminate within the same state. Changes in existing regulations could have a material adverse effect on the Company.

     The Company's marketing of telecommunication services directly, with its current marketing partners, over the Internet, the Company's other current and past direct and partner marketing efforts, and the marketing efforts of the Company's partitions all require compliance with relevant federal and state regulations that govern the sale of telecommunication services. The FCC and some states have rules that prohibit switching a customer from one carrier to another without the customer's express consent and specify how that consent must be obtained and verified. Most states also have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. While directed at curbing abusive marketing practices, unless these rules are carefully designed and enforced, they can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as the Company.

     The Company's marketing efforts are carried out through a variety of direct marketing programs, including inbound and outbound telemarketing, television advertisements and agent sales, as well as online marketing initiatives. Restrictions on the marketing of telecommunication services are becoming stricter in the wake of widespread consumer complaints throughout the industry about slamming and "cramming" (the unauthorized provision of additional telecommunication services). The Telecommunications Act strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements for the verification of orders for telecommunication services and establishing additional financial penalties for slamming. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. The Company's marketing activities have subjected the Company to investigations or enforcement actions by government authorities. The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of the Company's marketing efforts and subject them to enforcement action, which may have an adverse effect on the Company.

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

     The FCC requires the Company and other providers of telecommunication services to contribute to the universal service fund, which helps to subsidize the provision of local telecommunication services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The Telecommunications Act requires every telecommunication carrier that provides interstate telecommunication services to contribute, on an equitable and nondiscriminatory basis, to the specific, predictable, and sufficient mechanisms established by the FCC to preserve and advance universal service. At present, contributions to the FCC's universal service funds are assessed on telecommunication providers' combined interstate and international end user telecommunication revenues, as reported in FCC Forms 499A and 499Q, using a quarterly contribution factor calculated by the FCC. The current contribution factor for the first quarter of 2002 is 6.8%. Accordingly, at present, carriers pay nearly seven percent (7%) of their combined interstate and international end user telecommunication revenues to the federal USF. If the FCC substantially increases the current contribution factor for the USF, the Company's costs of providing telecommunication services will be increased and the Company might not be able to be reimbursed by its customers for all of those costs, which would have a negative impact on the Company's gross margins. Further, it is unclear at this point whether the current methodology of basing carrier contributions on interstate and international end user telecommunication revenues will remain in place. Recently, the FCC has proposed changing this current methodology to assess carrier contributions to the USF based on the number and capacity of connections provided to customers. Moreover, the FCC also recently proposed limiting the flexibility currently afforded carriers in the recovery of their universal service contributions from end user customers by requiring carriers to recover contributions either through their rates or through a line item surcharge, called a "Federal Universal Service Charge," that corresponds precisely to the prescribed contribution factor percentage, per line or per account assessment established by the FCC each quarter. An order implementing the FCC's decisions regarding both of these matters should be released in 2002.

     The FCC imposes additional reporting, accounting, record keeping and other regulatory obligations on the Company. The Company must offer interstate services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. The Company currently must file tariffs listing the rates, terms and conditions of the Company's service on the Internet or elsewhere. Although the Company's FCC tariffs, and the rates and charges they specify, are subject to review, they are presumed to be lawful and have never been formally contested by customers or other consumers. The Company may be subject to forfeitures and other penalties if it violates the FCC's rules.

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

     Notably, the Telecommunications Act set up a framework by which ILECs could begin providing long distance services to their customers in areas where they provide local telecommunications services. Acting under this authority, the FCC already has granted interstate long distance service authority to Verizon for the Commonwealth of Pennsylvania and the States of New York, Massachusetts, Rhode Island and Connecticut, and to SBC Communications for the States of Texas, Kansas, Oklahoma, Arkansas and Missouri. The Company anticipates that other ILECs shall seek to obtain similar authority on a state-by-state basis. These actions are likely to increase competition within the affected states.

     Access to ILEC UNEs at cost-based rates is critical to the Company's business. The Company's local telecommunications services are provided almost exclusively through the use of ILEC UNEs, and it is the availability of cost-based UNE rates that enables the Company to price its local telecommunications services competitively. However, the obligation of ILECs to provide UNEs at such cost-based rates is the subject of on-going litigation and could soon be substantially reduced or eliminated altogether.

     PENDING  MATTERS  AFFECTING  THE  INDUSTRY

     The current UNE pricing rules were established in 1996 in the FCC's Local Competition Order, wherein the FCC concluded that the rates charged to new entrants must be based on the forward-looking costs of providing the interconnection or UNEs ordered. The FCC rejected the use of historical or embedded costs in setting rates that new entrants pay. The FCC further required a specific methodology, "total element long-run incremental cost" ("TELRIC"), to calculate an ILEC's forward-looking costs. The FCC required that TELRIC be measured based on the use of the most efficient telecommunications technology currently available and the lowest cost network configuration, given the existing location of ILEC wire centers.

     On remand from the U.S. Supreme Court in AT&T v. Iowa Utilities Board, the Eighth Circuit Court of Appeals concluded that the FCC's UNE pricing rules violated the terms of the Telecommunications Act. The Eighth Circuit determined that the FCC's TELRIC methodology incorrectly based costs on the most efficient technology and configuration available, rather than the actual cost of the particular facilities and equipment deployed by ILECs. The Eighth Circuit ruled that the FCC cannot require that UNE prices be calculated at the cost of a hypothetical network, as opposed to the costs actually incurred, by the ILECs. The Eighth Circuit, however, did not vacate the FCC's decision to use a forward-looking cost methodology. The Court determined that requiring that forward-looking costs be used to establish UNE rates is a matter within the FCC's discretion.

     The FCC, ILECs and CLECs (competitive local exchange carriers) all appealed the Eighth Circuit decision to the U.S. Supreme Court. The Supreme Court granted certiorari in these cases, styled Verizon Communications v. FCC, and agreed to consider both: (i) whether the Eighth Circuit erred in ruling that the FCC cannot require that UNE rates be based on the cost of efficient replacement technology; and (ii) whether the Eighth Circuit erred in approving FCC UNE pricing rules that do not permit ILECs' historical costs to be included in their UNE rates.

     The Supreme Court heard oral argument in Verizon Communications v. FCC on October 10, 2001, and the Company anticipates a decision in the Spring of 2002. If the Supreme Court rules that UNE rates cannot be based on the cost of efficient replacement technology, or, worse, that UNE rates must allow for recovery of all ILEC historical costs, the result could compel a substantial increase in the prices that the Company pays for ILEC UNEs. The possibility also exists that the FCC will revise its UNE pricing rules in a similar fashion even if the Supreme Court does not require such revisions. In either case, such a spike in UNE rates could make it unaffordable for the Company to provide UNE-based local telecommunication services.

     Access to ILEC UNEs in a fashion in which they are combined by the ILECs themselves also is critical to the Company's business. The Company's local telecommunications services are provided through the use of UNE-P, in which UNEs necessary to provide service to end users are combined by the ILECs and then leased to new entrants. Both the U.S. Supreme Court and the FCC currently are considering whether ILECs will continue to be required to provide such UNE combinations to competitors.

     The U.S. Supreme Court review arises in the Verizon v. FCC case discussed above. The FCC established its rule 51.315(b) in 1996, which prohibits ILECs from separating already combined network elements. This rule has already been approved by the Supreme Court. However, the FCC also established its so-called "additional combinations rules" in 1996, i.e. rules 51.315(c)-(f), which require ILECs to combine network elements in any technically feasible manner upon request. The Eighth Circuit later vacated the "additional combinations rules" based on the reasoning that the Telecommunications Act requires that new entrants, not ILECs, must do any necessary recombining. The Supreme Court granted certiorari, and has agreed to decide whether the FCC may require ILECs to combine certain previously uncombined network elements upon request by a new entrant. If the Supreme Court upholds the Eighth Circuit, it would adversely affect the Company's ability to add new lines for existing customers or introduce customized service offerings.

     In addition, the FCC itself currently is considering whether the discrete elements comprising a UNE-P "platform" must continue to be made available by ILECs. The existing set of UNEs were established by the FCC in its Local Interconnection Order in 1996, and updated in a proceeding on remand from the Supreme Court's Iowa Utilities Board case in 1999. The current rules require ILECs to provide a host of UNEs upon request -- including local loops, local switching and interoffice transport -- which together comprise the UNE-P combination used by the Company to provide local telecommunications services.

     On December 12, 2001, the FCC initiated its so-called UNE Triennial Review rulemaking in which it intends to review all UNEs and determine whether ILECs should continue to be required to provide them to competitors. Among other things, the FCC has indicated that it will consider whether ILECs should continue to be required to provide the "local switching" UNE, an essential component of the UNE-P combination. The FCC will determine whether the local switching UNE is necessary for new entrants to provide services, and whether the unavailability of a local switching UNE would impair the ability of new entrants to offer competitive offerings. The FCC could eliminate the local switching UNE entirely, or could further limit its availability by geography, customer density, customer size, service type, customer type, or the like. Any curtailment by the FCC in the availability of the local switching UNE would materially impair our ability to provide local telecommunications services, and could eliminate our capability to provide local telecommunications services entirely. The Company expects the FCC to decide the issue later this year.


EMPLOYEES

     As of December 31, 2001, the Company employed approximately 1,178 persons. The Company considers relations with its employees to be good.

ITEM  2.  PROPERTIES

     The Company leases an approximately 8,000 square foot facility in Reston, Virginia, that serves as the Company's headquarters and is where a number of the Company's executives and marketing personnel are located. The Company owns an approximately 24,000 square foot facility in New Hope, Pennsylvania where the Company's executives, finance, legal and programming personnel are located. The Company also leases properties in the cities in which switches for its network have been installed.

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


     The Company's Common Stock, $.01 par value per share ("Common Stock"), is traded on the Nasdaq National Market under the symbol "TALK". High and low quotations listed below are actual closing sales prices as quoted on the Nasdaq National Market:


 COMMON STOCK                      PRICE RANGE OF COMMON STOCK
 ------------                     ----------------------------
                                         HIGH     LOW
                                       -------   ------
2000
First Quarter                          $ 20.63 $ 13.44
Second Quarter                           16.50    5.63
Third Quarter                             8.06    4.25
Fourth Quarter                            4.81    0.56
2001
First Quarter                             2.53    1.28
Second Quarter                            2.51    0.91
Third Quarter                             1.06    0.33
Fourth Quarter                            0.52    0.34
2002
First Quarter (through March 29, 2002)    0.64    0.37


     As of March 29, 2002, there were approximately 1,063 record holders of Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends generally to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's debt instruments, including the credit facility agreement and related guarantee to MCG Finance Corporation and the 2011 Convertible Notes, prohibit the Company from paying any dividends on its capital stock.

     The Company has received notification from NASDAQ that it did not meet the minimum bid price requirement of the NASDAQ's National Marketplace Rules. The
Company has 90 calendar days, or until May 15, 2002, to regain compliance with these standards. If at any time before May 15, 2002, the bid price of the Company's stock is at least $3.00 for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that the Company has achieved compliance with the rules. If the Company is unable to demonstrate compliance with the rules on or before May 15, 2002, the Company would file an application to list its securities on The Nasdaq SmallCap Market, and if accepted, the Company would have another 90 days, or until August 13, 2002, to comply with Nasdaq's SmallCap listing rules, which only require a minimum bid price of $1.00.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's
Consolidated  Financial  Statements  included  elsewhere  in  this  Form  10-K.


                                                                      YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                         2001        2000        1999        1998        1997
                                                         ----        ----        ----        ----        ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Sales                                                  $495,470    $544,548    $516,548    $448,600    $304,768
Costs and expenses:
   Network and line costs                               235,153     292,931     289,029     321,215     285,145
   General and administrative expenses                   82,202      65,360      39,954      39,393      29,221
   Provision for doubtful accounts                       92,778      53,772      28,250      37,789       9,339
   Sales and marketing expenses                          81,285     170,864      96,264     210,552      60,685
   Depreciation and amortization                         34,390      19,257       6,214       5,499       5,429
   Impairment and restructuring charges                 170,571          --          --          --          --
   Significant other charges (income)                        --          --      (2,718)     91,025          --
                                                       --------    --------    --------    --------    --------
      Total costs and expenses                          696,379     602,184     456,993     705,473     389,819
                                                       --------    --------     -------    --------    --------
Operating income (loss)                                (200,909)    (57,636)     59,555    (256,873)   (85,051)
Other Income (expenses):
   Interest income                                        1,220       4,859       3,875      38,876      25,293
   Interest expense                                      (6,091)     (5,297)     (4,616)    (29,184)    (6,212)
   Other expense, net                                    (2,698)     (3,822)     (1,115)    (20,867)     31,634
                                                       --------    --------     -------    --------    --------
Income (loss) before provision for income
    taxes                                              (208,478)    (61,896)     57,699    (268,048)   (34,336)
Provision for income taxes (1)                               --          --          --      40,388    (13,391)
                                                       --------    --------     -------    --------    --------
Income (loss) before extraordinary gains and
    cumulative effect of an accounting change          (208,478)    (61,896)     57,699    (308,436)   (20,945)
Extraordinary gains from extinguishments of
    debt                                                 20,648          --      21,230      87,110          --
Cumulative effect of an accounting change               (36,837)         --          --          --          --
                                                       --------    --------     -------    --------    --------
Net income (loss)                                     $(224,667)   $(61,896)    $78,929   $(221,326)  $(20,945)
                                                       ========    ========     =======    ========    ========

Income (loss) per share - Basic:
   Income (loss) before extraordinary gains
     and cumulative effect of an accounting
     change per share                                    $(2.63)     $(0.88)      $0.94      $(5.20)    $(0.33)
   Extraordinary gains per share                           0.26          --        0.35        1.47          --
   Cumulative effect of an accounting change
     per share                                            (0.47)         --          --          --          --
                                                       --------    --------     -------    --------    --------
   Net income (loss) per share                           $(2.84)     $(0.88)      $1.29      $(3.73)    $(0.33)
                                                       ========    ========     =======    ========    ========
   Weighted average common shares
     outstanding                                         79,242      70,527      61,187      59,283      64,168
                                                       ========    ========     =======    ========    ========
Income (loss) per share - Diluted:
   Income (loss) before extraordinary gains
     and cumulative effect of an accounting
     change per share                                    $(2.63)     $(0.88)      $0.90      $(5.20)    $(0.33)
   Extraordinary gains per share                           0.26          --        0.33        1.47         --
   Cumulative effect of an accounting change
     per share                                            (0.47)         --          --          --         --
                                                       --------    --------     -------    --------    --------
   Net income (loss) per share                           $(2.84)     $(0.88)      $1.23      $(3.73)    $(0.33)
                                                       ========    ========     =======    ========    ========
   Weighted average common and common
     equivalent shares outstanding                       79,242      70,527      64,415      59,283      64,168
                                                       ========    ========     =======    ========    ========

                                                                AT DECEMBER 31,
                                            -------------------------------------------------------
                                               2001        2000        1999        1998        1997
                                               ----        ----        ----        ----        ----
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents                 $ 22,100    $ 40,604   $ 78,937     $ 3,063  $ 316,730
   Total current assets                        50,698      97,203    150,893     149,769    691,051
   Goodwill and intangibles, net               29,672     218,639      1,068       1,150     10,590
   Total assets                               165,221     407,749    215,008     272,560    814,891
   Current portion of long-term debt (3)       14,454       2,822         --      49,621         --
   Total current liabilities                   87,273     100,271     71,168     136,708     56,263
   Contingent obligations                          --     114,630    114,630          --         --
   Long-term debt (2)(3)                      152,370     103,695     84,985     242,387    500,000
   Stockholders' equity (deficit)             (74,422)     82,700    (69,375)   (136,785)   222,828

--------------------
(1) The provision for income taxes in 1998 represents a valuation allowance for deferred tax assets recorded in prior periods and current tax benefits that may result from the 1998 loss. The Company provided the valuation allowances in view of the loss incurred in 1998, the uncertainties resulting from intense competition in the telecommunication industry and the lack of any assurance that the Company will realize any tax benefits. The Company has continued to provide a valuation allowance against its deferred tax assets at December 31, 2000 and December 31, 1999.

(2) Long-term debt includes $31.0 million of future accrued interest in connection with the 2011 Convertible Notes in accordance with SFAS No. 15, "Accounting by debtors and Creditors for Troubled Debt Restructuring."

(3) The Company restructured a substantial portion of the 4 1/2% and 5% Notes in April 2002; accordingly, $57.9 million of the 4 1/2% Notes are classified as long-term debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K. Certain of the statements contained herein may be considered forward-looking statements. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

     Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed in this Form 10-K and the Company's other filings with the Securities and Exchange Commission, important factors that could cause such actual results to differ materially include, among others, increased price competition for long distance and local services, failure of the marketing of the bundle of local and long distance services and long distance services under its agreements with its various marketing partners and its direct marketing channels, failure to manage the nonpayment of the Company's bills to its customers for bundled and long distance services, attrition in the number of end-users, difficulties in managing the Company's operations, including attracting and retaining qualified personnel, failure of the Company to be able to expand its active offering of local bundled services in a greater number of states, failure to provide timely and accurate billing information to customers, failure of the Company to manage its collection management systems and credit controls for customers, interruption in the Company's network and information systems, failure of the Company to provide adequate customer service, and changes in government policy, regulation and enforcement and/or adverse judicial interpretations and rulings relating to such regulations and enforcement. Except as otherwise required by law, the Company undertakes no obligation to update its forward-looking statements.

RESULTS  OF  OPERATIONS

     The following table sets forth for the periods indicated certain financial data of the Company as a percentage of sales:


                                                  YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                2001        2000        1999
                                               -------     -------     ------
Sales                                           100.0%      100.0%     100.0%
Costs and expenses:
   Network and line costs                        47.5        53.8       56.0
   General and administrative expenses           16.6        12.0        7.7
   Provision for doubtful accounts               18.7         9.9        5.5
   Sales and marketing expenses                  16.4        31.4       18.6
   Depreciation and amortization                  6.9         3.5        1.2
   Impairment and restructuring charges          34.4          --         --
   Significant other charges (income)              --          --      (0.5)
                                              -------     -------    -------
   Total costs and expenses                     140.5       110.6       88.5
                                              -------     -------    -------
Operating income (loss)                         (40.5)      (10.6)      11.5
Other Income (expense):
   Interest income                                0.2         0.9        0.8
   Interest expense                              (1.2)       (1.0)     (0.9)
   Other expense, net                            (0.6)       (0.7)     (0.2)
                                              -------     -------    -------
Income (loss) before income taxes               (42.1)      (11.4)      11.2
Provision for income taxes                         --          --         --
                                              -------     -------    -------
Income (loss) before extraordinary gains and
   cumulative effect of an accounting change    (42.1)      (11.4)      11.2
Extraordinary gains                               4.2          --        4.1
Cumulative effect of an accounting change        (7.4)         --         --
                                              -------     -------    -------
Net income (loss)                               (45.3)%     (11.4)%     15.3%
                                              =======     =======    =======


Year  Ended  December  31,  2001  Compared  To  Year  Ended  December  31,  2000

     Sales. Sales decreased by 9.0% to $495.5 million in 2001 from $544.5 million in 2000. The decrease in sales reflects lower long distance sales as a result of (i) the Company's decision in 2000 to focus its efforts in the local telecommunication services market by offering local telecommunication services bundled with long distance services and significantly reducing sales and marketing related to the long distance product; (ii) the termination of the AOL marketing agreement as of September 30, 2001; (iii) the Company's election to exit the international wholesale business in the second quarter of 2000; and
(iv) a decrease in Company's other sales. The decline in long distance sales was partially offset by an increase in bundled sales.

     The Company's long distance sales decreased to $293.7 million for the year ended December 31, 2001 from $494.6 million for the year ended December 31, 2000. Included in long distance revenues for 2000 were international wholesale sales of $29.7 million. The Company elected to exit the international wholesale business in the second quarter of 2000 because of the low gross profit margins associated therewith; consequently, the Company had no international sales in 2001. A significant percentage of the Company's revenues were derived from long distance telecommunication services provided to customers who were obtained under the AOL marketing agreement. Effective June 30, 2001, AOL exercised its right to terminate the Company's long distance exclusivity under the marketing agreement and continue on a non-exclusive basis, which contributed to the decline in long-distance customers and revenues. The AOL marketing relationship was discontinued effective September 30, 2001. See "Liquidity and Capital Resources." Long distance revenues also decreased in 2001 due to customer attrition and are expected to continue to decline so long as the Company continues to focus its marketing efforts on the bundled product. Long distance revenues for the year ended 2002 are expected to be between $135 and $145 million.

     The Company's bundled sales for the year ended December 31, 2001 were $201.8 million compared with $50.0 million for year ended December 31, 2000. Bundled sales decreased, however, during the fourth quarter of 2001 after five consecutive quarters of increases. The decrease in bundled sales in the fourth quarter reflects the

Company's decision to slow growth in bundled sales while the Company pursued its plans to improve efficiencies of the Company's bundled business model and improved customer collections. Bundled revenues for the year ended 2002 are expected to be between $140 and $150 million.

     Network and Line Costs. Network and line costs decreased by 19.7% to $235.2 million in 2001 from $292.9 million in 2000. The decrease in costs was primarily due to a decrease in network costs as a result of exiting the international wholesale business, a lower number of long distance customers, a reduction in access and usage charges and a reduction in primary interexchange carrier charges ("PICC"). This decrease in network costs was offset by an increase in costs paid to incumbent local telephone companies related to the provision of local telecommunications services in connection with the Company's bundled service.

     As a percentage of sales, network and line costs decreased to 47.5% for 2001 as compared to 53.8% for 2000. The decrease in network and line costs as a percentage of sales was primarily due to lower network, partition and billing costs, offset by increased cost associated with the local telecommunications business.

     Gross profit, defined as sales less network and line costs, increased by 3.5% in 2001 to $260.3 million from $251.6 million in 2000, and, as a percentage of sales, increased to 52.5% as compared to 46.2% for 2000. Due to the Company's decision to lower its pricing for both local and long distance service and its focus on delivering better service and value to its customers, the growth of local bundled service as a percentage of total revenue and the intensification of price competition for the Company's products, the Company expects to experience a downward trend in gross profits, as a percentage of sales, in the future.

     General and Administrative Expenses. General and administrative expenses increased by 25.7% to $82.2 million in 2001 from $65.4 million in 2000, and, as a percentage of sales, increased to 16.6% as compared to 12.0% for 2000. The increase in general and administrative expenses was due primarily to increased personnel costs associated with supporting the Company's growth in the local services business, including customer service, provisioning and collections personnel. This overall increase in general and administrative expenses was offset, in part, by significant workforce reductions and other cost cutting efforts by the Company during the third and fourth quarters of 2001 as it pursued improvements in operating efficiencies of the Company's bundled business model.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased by 72.5% to $92.8 million in 2001 from $53.8 million in 2000, and, as a percentage of sales, increased to 18.7% as compared to 9.9% for 2000. A significant portion of the bad debt expense was incurred in connection with bundled service customers acquired through marketing programs that have been discontinued. The Company has taken several steps to reduce bad debt expense, improve the overall credit quality of its customer base and increase its collections of past due amounts, including the following: (a) adoption of more stringent credit controls through the implementation of credit scoring of the existing customer base and pre-screening of new customers based on specific levels and criteria; (b) implementation of a new collections management system in the third quarter of 2001 that is integrated with the billing and payment applications; (c) improved in-house and third party collection efforts; and (d) enhanced credit card and paper invoicing processes.

     Sales and Marketing Expenses. During 2001, the Company incurred $81.3 million of sales and marketing expenses as compared to $170.9 million in 2000, a 52.4% decrease, and, as a percentage of sales, a decrease to 16.4% as compared to 31.4% for 2000. The decrease is primarily attributable to the reduction in marketing fees paid to AOL. Several events occurred during 2001 in the relationship between the Company and AOL, including (i) a change in the AOL marketing agreement from an exclusive to a non-exclusive basis on July 1, 2001,
(ii) the cessation of the AOL rewards points program in the second half of 2000 and (iii) the termination of the marketing relationship with AOL effective September 30, 2001. The decline is also attributable to decreased direct promotional and advertising campaigns, partially offset by expanded sales and marketing efforts for the Company's bundled customer base. Sales and marketing expenses declined further in the second half of 2001 as the Company slowed growth as it pursued its plan to improve efficiencies of the Company's bundled business model. The Company intends to increase its sales and marketing expenditures in the first quarter of 2002 as compared to the fourth quarter of 2001.

     Depreciation and Amortization. Depreciation and amortization for 2001 was $34.4 million, an increase of $15.1 million compared to $19.3 million for 2000, and, as a percentage of sales, an increase to 6.9% as compared to 3.5% for 2000. This increase is due primarily to a full year of depreciation and amortization of the goodwill, intangibles and property from the Access One acquisition that occurred in August 2000, as well as additional property and equipment that was acquired by the Company in 2001 and 2000. The excess of the purchase price over the fair value of the net assets acquired in the Access One acquisition was approximately $225.9 million and was recorded as goodwill and intangible assets. Intangibles consist primarily of a service mark and purchased customer accounts and workforce. The Company's amortization expense will decrease significantly for 2002 due to the impairment charge of goodwill and intangibles incurred in connection with the write-off of goodwill associated with Access One in the third quarter of 2001. Additionally, the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the impairment approach rather than amortization for goodwill, will result in reduced amortization in 2002. See "Recent Accounting Pronouncements."

     Impairment and Restructuring Charges. The Company incurred impairment and restructuring charges of $170.6 million in 2001. Included in the amount for 2001 was an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One, as discussed above. In September 2001, the Company approved a plan to close the call center operation in Sunrise, Florida. The Company incurred expenses of $1.9 million during 2001 to reflect the elimination of approximately 225 positions and lease exit costs in connection with the call center closure. There were no impairment or restructuring charges in 2000. See Note 4 to the Consolidated Financial Statements.

     Interest Income. Interest income was $1.2 million in 2001 versus $4.9 million in 2000. Interest income in 2001 was lower due to the Company's lower average cash balances during 2001 as compared with 2000.

     Interest Expense. Interest expense was $6.1 million in 2001 versus $5.3 million in 2000. The increase is due to interest on debt assumed with the acquisition of Access One and interest on additional borrowings by the Company in the second half of 2000. As a result of the exchange offers and MCG restructuring, the Company's interest expense will be higher in future periods.

     Other Expense, Net. Net other expense was $2.7 million in 2001 compared to $3.8 million in 2000. The amount for 2001 primarily represents a $2.4 million unrealized loss on the increase in fair value of the AOL contingent redemptions in accordance with the fair value accounting treatment under EITF Abstract No. 00-19. This amount will not be recurring, as the AOL contingent redemptions have been restructured effective September 2001. The amount for 2000 primarily reflects a $2.5 million increase in the reserve on a note receivable and AOL investment fees of $1.3 million.

     Provision for income taxes. The Company has not recorded any income tax expense or benefit in 2001 or 2000 because the Company incurred losses during these periods. No taxable income was available in prior periods against which the Company could carryback losses. Also, at December 31, 2001 and 2000, a full valuation allowance has been provided against the Company's net operating losses and other deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company recorded a full valuation allowance on the net deferred tax assets for 2001 and 2000.

     Extraordinary Gains. The Company incurred extraordinary gains in 2001 of $20.6 million, of which $16.9 million represents the gain on restructuring of the AOL contingent redemptions in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," as discussed in Note 2 of the Consolidated Financial Statements. In addition, the Company reacquired $5.0 million of the 4.5% Convertible Subordinated Notes due 2002 at a $3.8 million discount from the face amount, which was reflected as an extraordinary gain in the fourth quarter of 2001.

     Cumulative Effect of an Accounting Change. The Company adopted Emerging Issues Task Force (EITF) Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," in the quarter ended June 30, 2001. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the second quarter of 2001, representing the change in fair value of contingent redemption features of warrants and Common Stock held by AOL from issuance on January 5, 1999 through June 30, 2001. The requirements under EITF 00-19 will not apply to future changes in the value of these instruments, as the AOL contingent redemptions have been restructured effective September 2001.

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

     A significant percentage of the Company's revenues in 2000 and 1999 was derived from long distance telecommunication services provided to customers who were obtained under the AOL agreement.

     Network and Line Costs. Network and line costs increased by 1.4% to $292.9 million in 2000 from $289.0 million in 1999. The increases were primarily due to additional service costs relating to the growth of the local business and the service costs of Access One since the date of its acquisition by the Company. The increase in service costs was offset by a decrease in network costs as a result of exiting the international wholesale business, a lower number of long distance customers, a reduction in local access charges, and a reduction in primary interexchange carrier charges ("PICC"). In addition, partition costs and billing costs were lower.

     Gross profit, defined as sales less network and line costs, increased by 10.6% in 2000 to $251.6 million from $227.5 million in 1999. As a percentage of sales, gross profit increased in 2000 to 46.2% as compared to 44.0% for 1999. The increase in gross profit percentage was primarily due to lower network, partition and billing costs, offset by increased cost associated with the growing local business, as discussed above.

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

     Provision for Doubtful Accounts. Provision for doubtful accounts increased by 90.1% to $53.8 million in 2000 from $28.3 million in 1999. As a percentage of sales, provision for doubtful accounts increased in 2000 to 9.9% as compared to 5.5% for 1999. The increase in provision for doubtful accounts was due to the provision for certain aged receivables that were deemed not collectible and a change in reserve estimates regarding the Company's non-AOL long distance marketing partners.

     Sales and Marketing Expenses. During 2000, the Company incurred $170.9 million of sales and marketing expense as compared to $96.3 million in 1999, a 77.5% increase. As a percentage of sales, sales and marketing expenses increased in 2000 to 31.4% as compared to 18.6% for 1999. This increase relates to the Company's efforts to expand its long distance and local bundled customer base as well as higher promotional costs, an increase in fixed payments to AOL and the addition of Access One marketing and promotional expenses since the date of its acquisition by the Company. Fixed payments to AOL in 2000 were $59.0 million compared to $40.0 million in 1999.

     Depreciation and Amortization. Depreciation and amortization for 2000 was $19.3 million, an increase of $13.1 million compared to $6.2 million in 1999. As a percentage of sales, depreciation and amortization increased in 2000 to 3.5% as compared to 1.2% for 1999. This increase is due primarily to the amortization of the goodwill recorded upon the Access One acquisition ($9.4 million of amortization for 2000), and also reflects the continued purchase of property and equipment to support the Company's ongoing growth, particularly with investment in a state-of-the-art billing, provisioning and customer service system platform, along with additional property, equipment and intangibles that were acquired by the Company in the acquisition of Access One. The excess of the purchase price over the fair value of the net assets acquired in the Access One acquisition was approximately $225.9 million and has been recorded as goodwill and intangible assets, which was being amortized on a straight-line basis.
Intangibles consist of a service mark and purchased customer accounts and workforce.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's cash requirements arise primarily from the subsidiaries' operational needs, the subsidiaries' capital expenditures, the debt service obligations of Talk America Inc. and of Talk America Holdings, Inc. Since Talk America Holdings, Inc. conducts all of it operations through its subsidiaries, primarily Talk America Inc., it relies on dividends, distributions and other payments from its subsidiaries to fund its obligations. The MCG Credit Facility and related agreements contain certain covenants, including covenants that may restrict such payments by the subsidiaries to Talk America Holdings, Inc.

     Contractual obligations of the Company as of December 31, 2001, as adjusted to reflect the exchange offers for the Company's 4 1/2% and 5% Notes as though the exchanges had occurred on such date, are summarized as follows (in thousands):


                                                        1 year or    2 - 3     4 - 5
Contractual Obligations                        Total       less      Years     Years   Thereafter
------------------------------------------   ---------  ---------  ---------  --------  ---------

Talk America Holdings, Inc.:
----------------------------
   4 1/2% Notes due 2002 (2)                  $ 3,910    $ 3,910      $ --      $ --         $ --
   5% Notes due 2004 (2)                          670         --       670        --           --
   8% Convertible Notes due 2011 (1)           66,386      2,631     2,981     3,228       57,546
   12% Notes due 2007 (2)                      70,653         --        --        --       70,653
   8% Notes due 2007 (2)(3)                     4,234         --        --        --        4,234

Talk America Inc. and other subsidiaries:
-----------------------------------------
   Senior Credit Facility                      17,500      5,000    10,000     2,500           --
   Capital Lease Obligations                    1,123      1,035        88        --           --
   Other Long-Term Obligations                  1,878      1,878        --        --           --
                                            ---------  ---------  ---------  --------   ---------
                                              166,354     14,454    13,739     5,728      132,433
                                            ---------  ---------  ---------  --------   ---------
   Operating Leases                             6,546      1,815     3,043     1,355          333
                                            ---------  ---------  ---------  --------   ---------
Total Contractual Obligations                $172,900    $16,269   $16,782    $7,083     $132,766
                                            =========  =========  =========  =========  =========

---------------

     (1) The 2011 Convertible Notes include $34.0 million of principal and $32.4 million of future accrued interest (see Note 7 of the Consolidated Financial Statements). The 2011 Convertible Notes are subject to mandatory redemption, at the option of the holder, in September 2006 and September 2008 at par plus accrued interest.

     (2) Effective April 4, 2002, the Company completed the exchange of $57.9 million of the $61.8 million principal amount of its 4 1/2% Convertible Subordinated Notes due September 2002 into $53.2 million of new 12% Senior Subordinated PIK Notes due August 2007 ("12% Notes") and $2.8 million of new 8% Convertible Senior Subordinated Notes due August 2007 ("8% Notes") and cash paid of $0.5 million. In addition, the Company exchanged $17.4 million of the $18.1 million principal amount of its 5% Convertible Subordinated Notes due December 2004 into $17.4 million of the new 12% Notes.

     (3) The 8% Notes include $2.8 million of principal and $1.4 million of future accrued interest (see Note 16 of the Consolidated Financial Statements).

     The Company is also party to various network service agreements which contain certain minimum usage commitments. The largest contract establishes pricing and provides for annual minimum payments as follows: 2002 - $22.2 million, 2003 - $22.8 million and 2004 - $27.9 million. A separate contract with a different vendor establishes pricing and provides for annual minimum payments as follows: 2002 - $3.0 million, 2003 - $6.0 million and 2004 - $3.0 million.

     The Company relies on internally generated funds and cash and cash equivalents on hand to fund its capital and financing requirements. The Company had $22.1 million of cash and cash equivalents as of December 31, 2001, and $40.6 million as of December 31, 2000.

     Net cash used in operating activities was $5.6 million in 2001 compared to $14.9 million in 2000. In 2001, the major contributors to the net cash used in operating activities were the net loss of $224.7 million, an increase in accounts receivable of $65.8 million, a decrease in accounts payable and other liabilities of $22.3 million and non-cash extraordinary gains of $20.6 million. These amounts were offset by non-cash charges of $335.3 million primarily consisting of provision for doubtful accounts of $92.8 million, depreciation and amortization of $34.4 million, impairment and restructuring charges of $168.7 million and the cumulative effect of an accounting change for contingent redemptions of $36.8 million. For 2000, the net cash used in operating activities was mainly generated by the net loss of $61.9 million, an increase in accounts receivable of $43.4 million, offset by a decrease in prepaid expenses and other current assets of $8.1 million, an increase of accounts payable and other liabilities of $8.6 million and adjustments to net income for non-cash items of $76.3 million.

     Net cash used in investing activities of $4.5 million during 2001 related primarily to the purchase of property, equipment and intangibles. For 2000, the net cash used in investing activities related primarily to the purchase of property, equipment and intangibles of $35.4 million and net cash paid in connection with the Access One acquisition of $3.6 million. For 2002, investment in property and equipment is expected to be between $4 and $6 million.

     Net cash used in financing activities for 2001 of $8.4 million was primarily attributable to payment of borrowings under the Company's credit facility of $2.5 million, repurchase of convertible bonds of the Company of $1.3 million and payments in connection with the restructuring of the AOL contingent redemptions of $3.5 million. The net cash provided by financing activities for 2000 of $15.6 million reflects proceeds from a credit facility of $20.0 million and the proceeds from exercise of options and warrants and common stock rights of $13.6 million offset by repayments of debt assumed in the Access One acquisition of $18.0 million.

     The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising the Company's customer base and their dispersion across different geographic regions. The increase in provision for doubtful accounts was due to the provision for customers acquired through discontinued marketing programs.

Convertible  Subordinated  Notes  and  Exchange  Offers

     In September 1997, the Company sold $300 million of 4 1/2% Notes that mature on September 15, 2002. Interest on the 4 1/2% Notes is due and payable semiannually on March 15 and September 15 of each year. During 2001, the Company reacquired $5.0 million principal amount of the 4 1/2% Notes; no amounts were reacquired during 2000. At December 31, 2001, $61.8 million principal amount of the 4 1/2% Notes remained outstanding.

     In December 1997, the Company sold $200 million of 5% Notes that mature on December 15, 2004. Interest on the 5% Notes is due and payable semiannually on June 15 and December 15 of each year. No amounts of the 5% Notes were reacquired 2001 or 2000. At December 31, 2001, $18.1 million principal amount of the 5% Notes remained outstanding.

     The 4 1/2% and 5% Notes also contained a repurchase requirement upon a termination of trading of the Company's common stock on a national securities exchange or an established automated over-the-counter trading market. The Company received notice of delisting from the Nasdaq National Market in February 2002 for not meeting the minimum bid price requirement and has 90 days to regain compliance. This requirement to repurchase the 4 1/2% and 5% Notes should the Company's common stock cease to be traded on a national securities exchange or an established automated over-the-counter trading market was eliminated in connection with the exchange offers described below.

     The Company was required to repay $61.8 million of its 4 1/2% Notes in September 2002. As of December 31, 2001, the Company did not have cash nor did it believe it had access to new financing sufficient to make such a payment. The Company commenced exchange offers in February 2002 for the 4 1/2% Notes and 5% Notes primarily to extend the maturity of the obligations and to obtain consents to eliminate the requirement to offer to repurchase the notes should there be a termination of trading of the Company's common stock on a national securities exchange or an established automated over-the-counter trading market.

     Under the exchange offers, which expired at midnight on April 1, 2002, the Company offered to exchange its new notes for up to the full amount of its currently outstanding 4 1/2% Notes and for up to the full amount of its currently outstanding 5% Notes. Under the terms of the 4 1/2% Notes exchange offer, the Company offered two exchange options:

     --$1,000 in principal amount of new 12% Senior Subordinated PIK Notes due 2007 for each $1,000 in principal amount of the existing 4 1/2% Notes that are tendered.

     --$600 in principal amount of new 8% Convertible Senior Subordinated Notes due 2007 , convertible into common stock, at $5.00 per share, and $100 in cash, in exchange for each $1,000 in principal amount of the existing 4 1/2% Notes that are tendered.

Under  the  terms  of  the  5%  Notes  exchange  offer,  the  Company  offered:

     --$1,000 in principal amount of the new 12% Notes for each $1,000 in principal amount of the existing 5% Notes.

     The Company completed the exchanges for its 4 1/2% and 5% Notes on April 4, 2002, and issued a total of $70.65 million principal amount of its new 12% Notes and $2.8 million principal amount of its new 8% Notes and paid cash of $0.5 million in exchange for a total of $57.9 million principal amount of the outstanding 4 1/2% Notes and $17.4 million principal amount of the outstanding 5% Notes. $3.9 million principal amount of the 4 1/2% Notes and $0.7 million principal amount of the 5% Notes were not exchanged and remained outstanding after the exchanges. The Company paid accrued interest of $0.4 million in cash on the exchanged old notes upon the exchanges.

     The new 12% Notes accrue interest at a rate of 12% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002. Interest is payable in cash, except that the Company may, at its option, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment date in additional 12% Notes. The new 8% Notes accrue interest at a rate of 8% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002 and are convertible, at the option of the holder, into common stock at $5.00 per share.

     As part of the restructuring, the Company amended the indentures governing the 4 1/2% and 5% Notes that were not exchanged to remove the Company's obligation to repurchase the notes on any termination of trading of the Company's common stock on a national securities exchange or an established automated over-the-counter trading market.

     In accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring," the exchange of $61.8 million of the 4 1/2% Notes into $53.2 million of the 12% Notes and $2.8 million of the 8% Notes is accounted for as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) is less than the future cash flows to holders of 8% Notes and 12% Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on the balance sheet at $57.4 million. The difference between principal and the carrying amount of $1.4 million will be recognized as a reduction of interest expense over the life of the notes.

AOL  Agreements

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of common stock of the Company for $55.0 million in cash and the surrender of rights to purchase 5,076,016 shares of common stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of common stock. Under the terms of the AOL Investment Agreement, the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of the Company's common stock held by AOL through September 30, 2001. The maximum amount payable to AOL as reimbursement on the sale of AOL's shares was approximately $54.0 million plus AOL's reasonable expenses incurred in connection with such sale. In addition, AOL had the right, commencing on July 1, 2001, to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares of Company's common stock for $36.3 million, which could have been paid in common stock or cash (provided that some portion of the repurchase price could be paid in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeded the then current valuation of the warrants being purchased). In addition, upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company may have been required to repurchase for cash all of the shares held by AOL for $78.3 million ($19 per share), and the warrants for $36.3 million.

     On September 19, 2001, the Company restructured its financial obligations with AOL that arose under the 1999 Investment Agreement and also ended its marketing relationship with AOL effective September 30, 2001 (collectively the "AOL Restructuring"). In connection with the AOL Restructuring, the Company and AOL entered into a Restructuring and Note Agreement ("Restructuring Agreement") pursuant to which the Company issued to AOL $54.0 million principal amount of its 8% secured convertible notes due September 2011 ("2011 Convertible Notes") and 3,078,628 additional shares of the Company's common stock. See Note 2 of the Consolidated Financial Statements included in this Report.

     The 2011 Convertible Notes were issued in exchange for a release of the Company's reimbursement obligations under the Investment Agreement. The 2011 Convertible Notes are convertible into shares of the Company's common stock at the rate of $5.00 per share, may be redeemed by the Company at any time without premium and are subject to mandatory redemption at the option of the holder on the fifth and seventh anniversaries of its issue date. The 2011 Convertible Notes accrue interest at the rate of 8% per year on the principal amount, payable two times a year on each January 1 and July 1; interest is payable in cash, except that the Company may elect to pay up to 50% (100% in the case of the first interest payment) of the interest due on any payment date in kind rather than in cash.

     Pursuant to the Restructuring Agreement, in exchange for and in cancellation of the Company's warrants to purchase 2,721,984 shares of common stock and the Company's related obligations under the Investment Agreement to repurchase such warrants from AOL, the Company issued 3,078,628 additional shares of its common stock to AOL, after which AOL held a total of 7,200,000 shares of common stock. The Company agreed to provide certain registration rights to AOL in connection with the shares of common stock issued to it by the Company.

     The  Restructuring  Agreement  provided  that the Investment Agreement, the
Security  Agreement  securing  the  Company's  obligations  under the Investment
Agreement and the existing Registration Rights Agreement with AOL were terminated in their entirety and the parties were released from any further obligation under these agreements. In addition, AOL, as the holder of the 2011 Convertible Notes, entered into an intercreditor agreement with the lender under the Company's existing secured credit facility.

     In addition to the restructuring of the financial obligations discussed above, the Company and AOL agreed, in a further amendment to their marketing agreement dated as of September 19, 2001, to discontinue, effective as of September 30, 2001, their marketing relationship under the marketing agreement. In connection with this discontinuance, the Company paid AOL $6.0 million under the marketing agreement, payable in two installments - $2.5 million on September 20, 2001 and the remaining $3.5 million on October 4, 2001. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20 million by surrender and cancellation of $20.0 million principal amount of the 2011 Convertible Notes delivered to AOL as discussed above, thereby reducing the outstanding principal amount of the 2011 Convertible Notes to $34.0 million. The amendment also provided for the payment by the Company of certain expenses related to marketing services until the discontinuance and for the continued servicing and transition of telecommunications customer relationships after the discontinuance of marketing.

     On February 21, 2002, by letter agreement, AOL agreed to waive certain rights that it had under the Restructuring Agreement with respect to the Company's restructuring of its existing 4 1/2% and 5% Notes and the exchange offers therefore. As conditions to the waiver of such rights with respect to the exchange offers, the Company agreed to (i) provide that the new notes to be exchanged for the existing notes have a maturity date after September 19, 2006 and, if convertible, have a conversion price of not less than $5.00, (ii) make a prepayment on the 2011 Convertible Notes equal to forty percent of the amount of cash (excluding accrued interest paid on existing notes which are exchanged) that the Company pays to the holders of the existing notes in the exchange offers and (iii) limit the aggregate amount of cash that the Company pays under the exchange offers and to AOL under the letter agreement to $10 million. Under the letter agreement, the Company also prepaid approximately $1.2 million principal amount of the 2011 Convertible Notes, approximately $0.7 million of which would be credited against amounts, if any, owed AOL under the letter agreement for cash payments in the exchange offers. After giving effect to the prepayment, and taking into account the interest that had been paid on the 2011 Convertible Notes in additional principal amount of the 2011 Convertible Notes, there was outstanding as of March 31, 2002, an aggregate of $33.6 million principal amount of the 2011 Convertible Notes and the Company did not owe AOL any additional payments related to the exchange offers.

Secured  Credit  Facility

     At the time of the Company's acquisition of Access One, Access One and its subsidiaries had approximately $15.0 million of loans outstanding under an existing credit facility with MCG Finance Corporation ("MCG"). The loans under the credit facility were secured by a pledge of all of the assets of Access One and its subsidiaries. In addition, the Company guaranteed the obligations of Access One and its subsidiaries under the credit facility. The $15.0 million loan was repaid on October 20, 2000 when certain subsidiaries of the Company entered into a Credit Facility Agreement with MCG.

     The Credit Facility Agreement with MCG provides for a term loan to the Company's subsidiaries of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The availability of the line of credit facility is subject, among other things, to the successful syndication of that facility. Loans under the Credit Facility Agreement bear interest at a rate equal to either (a) the Prime Rate, as published by the Board of Governors of the Federal Reserve System, or (b) LIBOR, plus, in each case, the applicable margin. The applicable margin was initially 2.5% for borrowings accruing interest at the Prime Rate and 4% for borrowings accruing interest at LIBOR; during 2000, the applicable margin was based on the ratio of funded debt to trailing twelve-month operating cash flow, determined on a consolidated basis, and varied from 2.0% to 2.5% for borrowings accruing interest at the Prime Rate and from 3.5% to 4.0% for borrowings accruing interest at LIBOR. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, and leverage ratio and interest coverage ratio requirements. The credit facilities under the Credit Facility Agreement were extended by amendment to June 30, 2005 for the term loan facility and to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are secured by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents; the Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. In connection with the AOL Restructuring, MCG entered into an Intercreditor Agreement with AOL. The Company borrowed $20.0 million under the term loan facility (approximately $15.0 million was used to repay indebtedness of Access One). At December 31, 2001, $17.5 million principal balance remained outstanding under the term loan facility and no amounts were outstanding or available under the line of credit facility.

     Upon its execution of the Credit Facility Agreement, the Company also issued warrants to purchase 300,000 shares of its common stock at $4.36 per share, 150,000 of which vested on December 31, 2000 and the balance of which would have vested if the Company failed to exceed certain EBITDA thresholds for the fiscal quarter ended March 31, 2001. The Company exceeded the EBITDA threshold for the quarter ended March 31, 2001 and consequently the balance of the warrants did not vest. However, in connection with the waiver from MCG in the second quarter of 2001 and certain other amendments under the Credit Facility Agreement, the Company issued warrants to purchase 150,000 shares of its common stock at $0.68 per share to such lenders.

     By amendments on February 12, 2002 and April 3, 2002, the Company restructured certain portions of the Credit Facility Agreement and the related consulting agreement and other loan documents. This restructuring amended the financial covenants for 2002 through 2005 to be consistent with the Company's internal projections and, among other provisions, effectively require the Company to elect to pay in kind, rather than cash, interest on its 2011 Convertible Notes and its new 12% Notes to the fullest extent it is permitted to do so under such notes. As of and after January 1, 2002, the applicable margin will be 7.0% for borrowings accruing interest at LIBOR and 6.0% for borrowings accruing interest at the Prime Rate. The restructuring also added mandatory prepayment provisions if the Company used a total of $10.0 million or more of cash to repurchase or otherwise prepay our other debt obligations, including the 4 1/2% and 5% Notes, the 2011 Convertible Notes and the new 12% and 8% Notes. In addition, the Company issued 200,000 shares of common stock to MCG with a value of $84,000 upon issuance and agreed to register such shares in the future.

     As of December 31, 2001, the Company would have been in default of several of its covenants under the Credit Facility Agreement, but received a waiver from MCG in connection with the MCG restructuring described above. Accordingly, $12.5 million of the loan balance remained in long-term debt at December 31, 2001.

Other  Matters

     The Company's provision of telecommunication services is subject to government regulation. Changes in existing regulations could have a material adverse effect on the Company including the following: (i) the Company's local telecommunications service are provided almost exclusively through the use of ILEC UNEs, and it is primarily the availability of costs-based UNE rates that enables the Company to price its local telecommunications services competitively. The possibility exists that the courts or the FCC could discontinue use of "total element long-run incremental cost" ("TELRIC") for pricing UNEs based on an ILEC's forward-looking costs, which could compel a substantial increase in the prices that the Company pays for ILEC UNEs and could make it unaffordable for the Company to provide UNE-based local telecommunications services. On December 12, 2001, the FCC initiated its so-called UNE Triennial Review rulemaking in which it intends to review all UNEs and determine whether ILECs should continue to be required to provide them to competitors. Among other things, the FCC has indicated that it will consider whether ILECs should continue to be required to provide the "local switching" UNE, an essential component of the UNE-P combination. Any curtailment by the FCC in the availability of the local switching UNE would materially impair the Company's ability to provide local telecommunications services, and could eliminate the Company's capability to provide local telecommunications services entirely. The FCC requires the Company and other providers of telecommunication services to contribute to the universal service fund, which helps to subsidize the provision of local telecommunication services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. If the FCC substantially increases the current contribution factor for the USF, the Company's costs of providing telecommunication services will be increased and the Company might not be able to be reimbursed by its customers for all of those costs, which would have a negative impact on the Company's gross margins. See Item 1 Business "Regulation."

     At December 31, 2001, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $262.8 million. Due to the "change of ownership" provisions of the Internal Revenue Code Section 382, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods if a change of ownership of more than 50% of the value of the company's stock should occur within a three-year testing period. Many of the changes that affect these percentage change determinations, such as changes in the Company's stock ownership, are outside the Company's control. A more than 50% cumulative change in ownership for purposes of these Section 382 limitation occurred on August 31, 1998 and October 26, 1999. As a result of such changes, certain of the Company's carryforwards are limited. As of December 31, 2001, approximately $64.0 million are not available to offset income. In addition, as of December 31, 2001, based on information currently available to the Company, the Company believes that the change of ownership percentage was approximately 45% for the applicable three-year testing period. If, during the current three-year testing period, the Company experiences an additional more-than-50% ownership change under Section 382, the amount of the NOL carryforward available to offset future taxable income may be further and substantially reduced. To the extent the Company's ability to use these net operating loss carryforwards against any future income is limited, our cash flow available for operations and debt service would be reduced. There can be no assurance that the Company will realize the benefit of any carryforwards.

     On November 12, 2001, the Company received an award of arbitrators awarding Traffix, Inc. approximately $6.2 million in an arbitration concerning the termination of a marketing agreement between the Company and Traffix, payable to Traffix in two installments - $3.7 million paid in November 2001 and the remaining $2.5 million paid on April 1, 2002.

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

     While the Company believes that it has access, albeit limited, to new capital in the public or private markets to fund its ongoing cash requirements, there can be no assurance as to the timing, amounts, terms or conditions of any such new capital or whether it could be obtained on terms acceptable to the Company. Accordingly, the Company anticipates that its cash requirements generally must be met from the Company's cash-on-hand and from cash generated from operations. Based on its current projections for operations and having restructured the MCG facility and most of its outstanding convertible notes indebtedness through the exchange offers, the Company believes that its cash-on-hand and its cash flow from operations will be sufficient to fund its capital expenditures, its debt service obligations, including the increased interest expense of its outstanding indebtedness, and the expenses of conducting its operations for at least the next twelve months. However, there can be no assurance that the Company will be able to realize its projected cash flows from operations, which is subject to the risks and uncertainties discussed above.

CRITICAL  ACCOUNTING  POLICIIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debt, goodwill and intangible assets, income taxes, contingencies and litigation. The Company bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Recognition of Revenue. The Company derives its revenues from local and long distance phone services, primarily local services bundled with long distance services, long distance services, inbound toll-free service and dedicated private line services for data transmission. The Company recognizes revenue from voice, data and other telecommunications related services in the period in which subscriber uses the related service. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of its customers to make required payments and for uncollectible usage.

     Deferred revenue represents the unearned portion of local telecommunication services and features that are billed one month in advance. In addition, it includes the amortization of a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. The payment is amortized over the five-year term of the agreement which expires October 2002. The amount included in revenue was $7.4 million in each of 2001, 2000 and 1999. The remaining amount of $6.2 million will be included in revenue in 2002. This agreement is terminable by either party on thirty days notice. Termination by either party would accelerate recognition of the deferred revenue.

     Allowance for Doubtful Accounts. The Company reviews accounts receivable, historical bad debt, customer credit-worthiness through customer credit scores, current economic trends, changes in customer payment history and acceptance of the Company's calling plans and fees when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's accounts receivable balance was $26.6 million, net of allowance for doubtful accounts of $46.4 million, as of December 31, 2001.

     Long-lived Assets and Goodwill and Intangible Assets. The Company continually reviews the recoverability of the carrying value of long-lived assets, including goodwill and intangibles, using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. Factors the Company considers important that could trigger an impairment review include the following:

     - Significant underperformance relative to expected historical or projected future operating results
     - Significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business
     -    Significant  negative  industry  or  economic  trends

     - Significant decline in the Company's stock price for a sustained period and market capitalization relative to net book value

     If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company's long-lived assets were considered impaired during the year ended December 31, 2001, resulting in an impairment charge of $168.7 million in 2001.

     The write-down of goodwill and intangibles of $168.7 million was primarily related to the goodwill associated with the acquisition of Access One, which was created by purchase accounting treatment of the merger transaction that closed in August 2000. Management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121 due to the increased bad debt rate and increased customer churn as well as the AOL Restructuring that occurred in the quarter ended September 30, 2001. The Company has addressed these operational issues by improving credit quality through credit scoring the existing and future customer base, slowing down growth of new expected customers through decreased marketing, and lowering product pricing. These and other actions taken by the Company resulted in lower current and future projected growth of bundled revenues and cash flows than those originally projected at the time of the Access One merger. The write-down of goodwill was based on an analysis of projected discounted cash flows using a discount rate of 18%, which results determined that the fair value of the goodwill was substantially less than the carrying value.

     Internal Use Computer Software. Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software.

     Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance for the net deferred tax assets for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

     Legal Proceedings. The Company is a party to a number of legal actions and proceedings arising from the Company's provision and marketing of telecommunications services, as well as certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. Management's current estimated range of liability related to some of the pending litigation is based on claims for which management can estimate the amount and range of loss. The Company recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability related to the Company's pending litigation and revise its estimates. Such revisions in the Company's estimates of the potential liability could materially affect its results of operations and financial position.


NEW  ACCOUNTING  PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain

Derivatives Instruments and Certain Hedging Activities." The standards require an entity to recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on the use of the derivative. The cumulative effect of adopting these new accounting standards did not have a material effect on the Company's results of operations or its financial position for the periods presented in the financial statements included herein.

     The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") has issued Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which addresses how such contracts should be classified and measured by the Company. Under this issue, contracts that require net-cash settlement would be initially classified as assets or liabilities, then measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previous gains or losses on those contracts would continue to be included in earnings. This abstract is effective for all contracts that remained outstanding at June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the year ending December 31, 2001. See Note 2 to the Notes to Consolidated Financial Statements.

     In July of 2001, the FASB issued Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" , which eliminate the pooling of interests method of accounting, establish new criteria for identification of separate intangibles acquired, and establish the impairment approach rather than amortization for goodwill. The Company has $18.0 million of net goodwill and $11.7 million of net identifiable intangible assets as of December 31, 2001 (after an impairment charge of $168.7 million taken in the third quarter of 2001) and has recorded $20.8 million of amortization expense in the year ended December 31, 2001. Effective January 1, 2002, the Company will no longer be required to record amortization expense on goodwill, but will instead be required to evaluate these assets for potential impairment on a quarterly basis and to record a charge for any such impairment. Management believes the adoption of the impairment evaluation requirements of SFAS 142 will not have a material effect on the Company's future results of operations and financial position. See Note 4 to the Notes to Consolidated Financial Statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its results operations and financial position upon adoption.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

     In November 2001, the Financial Accounting Standards Board Emerging Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company's first quarter ended March 31, 2002. Upon adoption the Company is required to reclassify all prior period amounts to conform to the current period presentation. The Company has not yet evaluated the effects of these changes on our consolidated financial statements.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     In the normal course of business, the financial position of the Company is subject to a variety of risks, such as the collectibility of its accounts receivable and the receivability of the carrying values of its long-term assets. The Company's long-term obligations consist primarily of its own notes and credit facility. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because management does not consider the potential impact of changes in interest rates to be material.

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

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   PAGE

Reports of Independent Accountants                                  32
Consolidated balance sheets as of December 31, 2001 and 2000        34
Consolidated  statements  of  operations  for the years
   ended December 31, 2001, 2000 and 1999                           35
Consolidated  statements  of  stockholders' equity (deficit)
   for the years ended December 31, 2001, 2000 and 1999             36
Consolidated  statements  of  cash  flows for the years
   ended December 31, 2001, 2000 and 1999                           37
Notes to consolidated financial statements                          38

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  and
Shareholders  of  Talk  America  Holdings,  Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 68 of this Annual Report on Form 10-KA for the year ended December 31, 2001, present fairly, in all material respects, the financial position of Talk America Holdings, Inc. and subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 68, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers  LLP
February  12,  2002,  except  for
Note  16, as to  which  the  date  is
April  4,  2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To  the  Board  of  Directors
And  Stockholders  of  Talk  America  Holdings,  Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Talk America Holdings, Inc., (formerly Talk.com Inc.) and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Talk America Holdings, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

BDO  Seidman,  LLP

New  York,  New  York
February  7,  2000

                                   TALK  AMERICA  HOLDINGS,  INC.
                                    CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                        DECEMBER 31,    DECEMBER 31,
                                                                                           2001            2000
                                                                                      --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $      22,100   $      40,604
   Accounts receivable, trade (net of allowance for uncollectible
     accounts of $46,404 in 2001 and $29,459 in 2000)                                        26,647          53,637
   Prepaid expenses and other current assets                                                  1,951           2,962
                                                                                      --------------  --------------
        Total current assets                                                                 50,698          97,203

Property and equipment, net                                                                  77,285          83,656
Goodwill and intangibles, net                                                                29,672         218,639
Other assets                                                                                  7,566           8,251
                                                                                      --------------  --------------
                                                                                      $     165,221   $     407,749
                                                                                      ==============  ==============

LIABILITIES, CONTINGENT OBLIGATIONS AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                   $      43,098   $      70,794
   Sales, use and excise taxes                                                                8,339           7,935
   Deferred revenue                                                                          10,193          12,997
   Current portion of long-term debt                                                         10,544           2,822
   Convertible subordinated notes due 2002 (see Notes 7 and 16)                               3,910              --
   Other current liabilities                                                                 11,189           5,723
                                                                                      --------------  --------------
        Total current liabilities                                                            87,273         100,271
                                                                                      --------------  --------------

Long-term debt:
   Convertible notes due 2011 (principal of $32,773 and future accrued  interest of
     $30,982)                                                                                63,755              --
   Convertible subordinated notes due 2002 (see Notes 7 and 16)                              57,934          66,852
   Convertible subordinated notes due 2004                                                   18,093          18,093
   Senior credit facility and other long-term debt                                           12,588          18,750
                                                                                      --------------  --------------
      Total long-term debt                                                                  152,370         103,695
                                                                                      --------------  --------------

Deferred revenue                                                                                 --           6,200
Other liabilities                                                                                --             253

Commitments and contingencies

Contingent obligations:
   Contingent redemption value of warrants                                                       --          36,324
   Contingent redemption value of common stock                                                   --          78,306
                                                                                      --------------  --------------
      Total contingent obligations                                                               --         114,630

Stockholders' equity (deficit):
   Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares
      outstanding                                                                                --              --
   Common stock - $.01 par value, 300,000,000 shares authorized;
      81,452,721 and 78,445,134 shares issued in 2001 and 2000                                  815             784
   Additional paid-in capital                                                               350,626         286,963
   Accumulated deficit                                                                     (425,863)       (201,196)
   Treasury stock, 274,497 shares at December 31, 2000, at cost                                  --          (3,851)
                                                                                      --------------  --------------
      Total stockholders' equity (deficit)                                                  (74,422)         82,700
                                                                                      --------------  --------------
                                                                                      $     165,221   $     407,749
                                                                                      ==============  ==============
                   See accompanying notes to consolidated financial statements.



                               TALK  AMERICA  HOLDINGS,  INC.
                         CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                      (IN  THOUSANDS,  EXCEPT  FOR  PER  SHARE  DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                  2001       2000       1999
                                                              ----------   ---------  ---------
Sales                                                           $495,470   $544,548   $516,548
Costs and expenses:
   Network and line costs                                        235,153    292,931    289,029
   General and administrative expenses                            82,202     65,360     39,954
   Provision for doubtful accounts                                92,778     53,772     28,250
   Sales and marketing expenses                                   81,285    170,864     96,264
   Depreciation and amortization                                  34,390     19,257      6,214
   Impairment and restructuring charges                          170,571         --         --
   Significant other charges (income)                                 --         --     (2,718)
                                                               ----------  ---------  ---------
      Total costs and expenses                                   696,379    602,184    456,993
                                                               ----------  ---------  ---------
Operating income (loss)                                         (200,909)   (57,636)    59,555
Other Income (expense):
   Interest income                                                 1,220      4,859      3,875
   Interest expense                                               (6,091)    (5,297)    (4,616)
   Other expense, net                                             (2,698)    (3,822)    (1,115)
                                                               ----------  ---------  ---------
Income (loss) before provision for income taxes                 (208,478)   (61,896)    57,699
Provision for income taxes                                            --         --         --
                                                               ----------  ---------  ---------
Income (loss) before extraordinary gains and cumulative
   effect of an accounting change                               (208,478)   (61,896)    57,699
Extraordinary gains from extinguishments of debt                  20,648         --     21,230
Cumulative effect of an accounting change                        (36,837)        --         --
                                                               ----------  ---------  ---------
Net income (loss)                                              $(224,667)  $(61,896)  $ 78,929
                                                               ==========  =========  =========

Income (loss) per share - Basic:
   Income (loss) before extraordinary gains and cumulative
     effect of an accounting change per share                  $   (2.63)  $  (0.88)  $   0.94
   Extraordinary gains per share                                    0.26         --       0.35
   Cumulative effect of an accounting change per share             (0.47)        --         --
                                                               ----------  ---------  ---------
   Net income (loss) per share                                 $   (2.84)  $  (0.88)  $   1.29
                                                               ==========  =========  =========
   Weighted average common shares outstanding                     79,242     70,527     61,187
                                                               ==========  =========  =========
Income (loss) per share - Diluted:
   Income (loss) before extraordinary gains and cumulative
     effect of an accounting change per share                  $   (2.63)  $  (0.88)  $   0.90
   Extraordinary gains per share                                    0.26         --       0.33
   Cumulative effect of an accounting change per share             (0.47)        --         --
                                                               ----------  ---------  ---------
   Net income (loss) per share                                 $   (2.84)  $  (0.88)  $   1.23
                                                               ==========  =========  =========
   Weighted average common and common equivalent
     shares outstanding                                           79,242     70,527     64,415
                                                               ==========  =========  =========

                    See accompanying notes to consolidated financial statements.

                                                 TALK AMERICA HOLDINGS, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                      (IN THOUSANDS)

                                                               ADDITIONAL
                                           COMMON STOCK         PAID-IN        ACCUMULATED     TREASURY STOCK
                                        ------------------                                    -----------------
                                        SHARES      AMOUNT       CAPITAL         DEFICIT      SHARES     AMOUNT      TOTAL
                                     ------------  -------     -----------     ----------    -------    - ------    --------

Balance, December 31, 1998              66,935      $ 669      $  265,325     $  (218,229)    (12,949)  $(184,550)  $(136,785)

Net income (loss)                           --         --              --          78,929          --          --      78,929
AOL investment                              --         --          (3,730)             --       4,121      58,730      55,000
Exercise of common stock options            --         --         (47,313)             --       6,773      95,600      48,287
Exercise of common stock rights             38          1             651              --          --          --         652
Acquisition of treasury stock               --         --              --              --        (639)     (7,686)    (7,686)
Issuance of common stock for
   convertible debt                         --         --          (1,328)             --         574       8,186       6,858
Contingent redemption value
   of common stock and
   warrants                                 --         --        (114,630)             --          --          --    (114,630)
                                     -----------   -------     -----------     ----------      -------     -------   --------
Balance, December 31, 1999              66,973        670          98,975        (139,300)     (2,120)    (29,720)    (69,375)

Net income  (loss)                          --         --              --         (61,896)         --          --     (61,896)
Exercise of common stock options            --         --          (2,274)             --         342       4,802       2,528
Exercise of common stock rights             --         --           1,940              --         653       9,154      11,094
Issued in connection with
   acquisition                          11,472        114         187,926              --         699       9,796     197,836
Warrants issued for consulting              --         --           2,175              --          --          --       2,175
Issuance of common stock for
   convertible debt                         --         --              17              --           3          23          40
Issuance of common stock for
   compensation                             --         --          (1,796)             --         149       2,094         298
                                     -----------   -------     -----------     ----------      -------     -------   --------
Balance, December 31, 2000              78,445        784         286,963        (201,196)       (274)     (3,851)     82,700

Net income (loss)                           --         --              --        (224,667)         --          --    (224,667)
Issuance of common stock for
   compensation                             --         --          (2,451)             --          204       2,858        407
Cumulative effect of an
   accounting change                        --         --          65,617              --           --          --     65,617
Issuance of common stock in
   connection with AOL
   restructuring                         3,008         31             420              --           71         993      1,444
Acquisition of treasury stock               --         --              --              --           (1)         --         --
Issuance of warrants for
   services                                 --         --              77              --           --          --         77
                                     -----------   -------     -----------     ----------      -------     -------   --------
Balance, December 31, 2001              81,453       $815        $350,626       $(425,863)          --       $  --  $ (74,422)
                                     ===========   =======     ===========     ===========     ========    =======   ========

                              See accompanying notes to consolidated financial statements.



                                        TALK AMERICA HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                  2001           2000           1999
                                                                               ----------     ----------     ----------
Cash flows from operating activities:
Net income (loss)                                                              $(224,667)     $(61,896)       $ 78,929
Adjustments to reconcile of net income (loss) to net cash provided by
   (used in) operating activities:
   Provision for doubtful accounts                                                92,778        53,772          28,250
   Depreciation and amortization                                                  34,390        19,257           6,214
   Non-cash compensation                                                              --           706              --
   Provision for uncollectible note                                                   77         2,500              --
   Loss on retirement of assets                                                      116            68              --
   Impairment of goodwill and intangibles                                        168,684            --              --
   Cumulative effect of accounting change of contingent redemptions               36,837            --              --
   Extraordinary gain from restructuring of contingent redemptions               (16,867)           --              --
   Extraordinary gain from extinguishment of debt                                 (3,781)           --         (21,230)
   Unrealized loss on increase in fair value of contingent redemptions             2,372            --              --
   Changes in assets and liabilities, net of acquisitions of businesses:
      Accounts receivable, trade                                                 (65,788)      (43,390)        (41,026)
      Prepaid expenses and other current assets                                      808         8,066          (1,984)
      Other assets                                                                   322        (1,252)          1,957
      Accounts payable                                                           (27,696)       12,763         (23,457)
      Deferred revenue                                                            (9,004)       (1,433)         (7,400)
      Sales, use and excise taxes                                                    404            84             972
      Accrued expenses and other liabilities                                       5,418        (4,181)         (2,822)
                                                                               ----------     ----------     ----------
         Net cash provided by (used in) operating activities                      (5,597)      (14,936)         18,403
                                                                               ----------     ----------     ----------

Cash flows from investing activities:
   Acquisition of intangibles                                                       (154)         (515)             --
   Acquisition of Access One, net of cash acquired                                    --        (3,617)             --
   Capital expenditures                                                           (4,355)      (34,862)         (6,506)
   Sale of marketable securities, net                                                 --            --          89,649
                                                                               ----------     ----------     ----------
      Net cash provided by (used in) investing activities                         (4,509)      (38,994)         83,143
                                                                               ----------     ----------     ----------

Cash flows from financing activities:
   Proceeds from borrowings                                                            --        20,000             --
   Payments of borrowings                                                          (2,624)      (18,025)            --
   Payments of capital lease obligations                                           (1,022)           --             --
   Repayment of margin account indebtedness                                            --            --        (49,621)
   Acquisition of convertible debt                                                 (1,227)           --        (72,304)
   Proceeds from exercise of options and warrants                                      --         2,528         48,287
   AOL investment                                                                      --            --         55,000
   Payments in connection with restructuring contingent redemptions                (3,525)           --             --
   Proceeds from exercise of common stock rights                                       --        11,094            652
   Acquisition of treasury stock                                                       --            --         (7,686)
                                                                               ----------     ----------     ----------
   Net cash provided by (used in) financing activities                             (8,398)       15,597        (25,672)
                                                                               ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents                              (18,504)      (38,333)        75,874
Cash and cash equivalents, beginning of year                                       40,604        78,937          3,063
                                                                               ----------     ----------     ----------
Cash and cash equivalents, end of year                                           $ 22,100      $ 40,604       $ 78,937
                                                                               ==========     ==========     ==========

                              See accompanying notes to consolidated financial statements.


NOTE  1.  SUMMARY  OF  ACCOUNTING  POLICIES


(A)  BUSINESS

     Talk America Holdings Inc. a Delaware corporation, through its consolidated subsidiaries, primarily Talk America, Inc. (the "Company"), provides local and long distance telecommunication services to residential and small business customers throughout the United States. The Company's telecommunication services offerings include local and long distance phone services, primarily local services bundled with long distance services, long distance service, inbound toll-free service and dedicated private line services for data transmission. The Company seeks to expand its customer base through direct marketing channels and marketing arrangements with business partners.

(B)  BASIS  OF  FINANCIAL  STATEMENTS  PRESENTATION

     The consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly owned subsidiaries and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

(C)  USE  OF  ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)  RECLASSIFICATIONS

     Certain amounts for 2000 and 1999 have been reclassified to conform to the current year presentation.

(E)  RISKS  AND  UNCERTAINTIES

     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

     - The Company's business strategy with respect to bundled local and long distance services may not succeed
     - Failure to manage, or difficulties in managing, the Company's growth, operations or restructurings including attracting and retaining qualified personnel and opening up new territories for its services with favorable gross margins
     - Dependence on the availability or functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services
     -    Increased  price  competition  in  local  and  long  distance services
     - Failure or interruption in the Company's network and information systems
     -    Changes  in  government  policy,  regulation  and  enforcement
     - Adverse developments in the Company's relationship with its marketing partners
     - Failure of the marketing of the bundle of the Company's local and long distance services under its direct marketing channels and under its agreements with its various marketing partners or failure to successfully add new marketing partners
     - Failure of the Company's collection management system and credit controls efforts for customers
     -    Inability  to  adapt  to  technological  change
     -    Competition  in  the  telecommunications  industry
     - Inability to manage customer attrition, bad debt expense and lower customer acquisition costs
     -    Adverse  change  in  Company's  relationship with third party carriers
     - Failure or bankruptcy of other telecommunications companies whom the Company relies upon for services and revenues

     - The Company received a notice of delisting from the Nasdaq National Market; delisting from the Nasdaq National Market may adversely impact the market price and liquidity of the Company's common stock
     - Ability to realize the benefit of any net operating loss carryforwards on future taxable income generated by the Company

     Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

(F)  CONCENTRATION  OF  CREDIT  RISK

     The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end users comprising the Company's customer base and their dispersion across different geographic regions.

(G)  RECOGNITION  OF  REVENUE

     The Company recognizes revenue from voice, data and other telecommunications related services in the period in which subscriber uses the related service. Allowances are provided for estimated uncollectible usage.

     Deferred revenue represents the unearned portion of local service and features that are billed a month in advance. In addition, deferred revenue includes a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies
Fairchild, Inc. The prepayment is amortized over the five-year term of the agreement, which expires October 2002. The amount included in revenue was $7.4 million in each of 2001, 2000 and 1999. The remaining amount of $6.2 million will be included in revenue in 2002. This agreement is terminable by either party on thirty days notice. Termination by either party would accelerate recognition of the deferred revenue.

     The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") that became effective for the Company in the fourth quarter of 2000 and was adopted retroactively to January 1, 2000. SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. The Company believes its revenue recognition policies and procedures comply with SAB 101.

(H)  CASH  AND  CASH  EQUIVALENTS

     The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.

(I)  PROPERTY  AND  EQUIPMENT  AND  DEPRECIATION

     Property and equipment are recorded at historical cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from 3 to 39 years. Leasehold improvements are depreciated over the life of the related lease or asset, if shorter. Amortization of assets acquired under capital leases is included in depreciation and amortization expense (see Note 6).

(J)  INTERNAL  USE  COMPUTER  SOFTWARE

     Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software (see Note 6).

(K)  GOODWILL  AND  INTANGIBLES

     Goodwill and intangibles were approximately $29.7 million and $218.6 million at December 31, 2001 and 2000, respectively. Goodwill represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over periods of 10 and 15 years. Intangibles consist of a service mark and purchased customer accounts and workforce and are amortized on a straight-line basis over periods ranging from 3 to 15 years. Accumulated amortization at December 31, 2001 and 2000 was $4.9 million (which reflects a $26.9 million decrease in accumulated amortization attributed to an impairment charge in 2001) and $11.4 million, respectively. Amortization of goodwill and intangibles was $20.8 million, $9.7 million and $82,000 in 2001, 2000 and 1999, respectively. The Company incurred an impairment charge of $168.7 million in 2001 primarily related to the write-down of goodwill associated with the acquisition of Access One (see Notes 3 and 4).

(L)  VALUATION  OF  LONG-LIVED  ASSETS

     The Company continually reviews the recoverability of the carrying value long-lived assets, including goodwill and intangibles using the methodology prescribed in the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company's long-lived assets were considered impaired during the year ended December 31, 2001 (see Note 4).

(M)  INCOME  TAXES

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

     Since 1998, the Company has provided a full valuation allowance for the net deferred tax assets for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes (see Note 11).

(N)  NET  INCOME  (LOSS)  PER  SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which net income is reported, the effect of common shares issuable upon exercise of stock options, warrants and conversion of convertible debt, when such effect is not antidilutive (see Note 15).

(O)  FINANCIAL  INSTRUMENTS

     The carrying values of accounts receivable, prepaid expenses and other current assets and notes receivable, accounts payable and accrued expenses approximate fair values. Convertible debt is recorded at face amount but such debt has traded in the open market at substantial discounts to face amount (see
Note 7). The market value of the 4 1/2% and 5% Notes was approximately 25% and 61% of face amount at December 31, 2001 and 2000, respectively.

(P)  STOCK-BASED  COMPENSATION

     The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 10).

(Q)  COMPREHENSIVE  INCOME

     The Company has no items of comprehensive income or expense. Accordingly, the Company's comprehensive income (loss) and net income (loss) are equal for all periods presented.

(R)  NEW  ACCOUNTING  PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." The standards require an entity to recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on the use of the derivative. The cumulative effect of adopting these new accounting standards did not have a material effect on the Company's results of operations or its financial position for the periods presented in the financial statements included herein.

     The Financial Accounting Standards Board Emerging Issues Task Force has issued Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which addresses how such contracts should be classified and measured by the Company. Under this issue, contracts that require net-cash settlement would be initially classified as assets or liabilities, then measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previous gains or losses on those contracts would continue to be included in earnings. This abstract is effective for all contracts that remained outstanding at June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the year ending December 31, 2001 (see Note 2).

     In July 2001, the FASB issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," which eliminate the pooling of interests method of accounting, establish new criteria for identification of separate intangibles acquired, and establish the impairment approach rather than amortization for goodwill. Effective January 1, 2002, the Company will no longer be required to record amortization expense on goodwill, but will instead be required to evaluate these assets for potential impairment on a periodic basis and to record a charge for any such impairment. Management believes the adoption of the impairment evaluation requirements of SFAS 142 will not have a material effect on the Company's future results of operations or financial position (see
Note  4).

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material effect on its results of operations or financial position upon adoption.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material effect on its results of operations or financial position.

     In November 2001, the Financial Accounting Standards Board Emerging Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration relates to a separate, identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company's first quarter ended March 31, 2002. Upon adoption, the Company is required to reclassify all prior period amounts to conform to the current period presentation. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

(S)  SEGMENT  DISCLOSURE

     The  Company  manages  its  business  as  one reportable operating segment.

NOTE  2.  AOL  AGREEMENTS

AOL  RESTRUCTURING  -  SEPTEMBER  2001

     On September 19, 2001, the Company restructured its financial obligations with America Online, Inc. ("AOL") that arose under the Investment Agreement entered into on January 5, 1999 and also ended its marketing relationship with AOL effective September 30, 2001 (collectively the "AOL Restructuring"). In connection with the AOL Restructuring, the Company and AOL entered into a Restructuring and Note Agreement ("Restructuring Agreement") pursuant to which the Company issued to AOL $54.0 million principal amount of its 8% secured convertible notes due September 2011 ("2011 Convertible Notes") and 3,078,628 additional shares of the Company's common stock (see Notes 7 and 16).

     Pursuant to the Restructuring Agreement, in exchange for and in cancellation of the Company's warrants to purchase 2,721,984 shares of the common stock and the Company's related obligations under the Investment Agreement to repurchase such warrants from AOL, the Company issued 3,078,628 additional shares of its common stock to AOL, after which AOL holds a total of 7,200,000 shares of common stock. The Company agreed to provide certain registration rights to AOL in connection with the shares of common stock issued to it by the Company.

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

     In addition to the restructuring of the financial obligations discussed above, the Company and AOL agreed, in a further amendment to their marketing agreement, dated as of September 19, 2001, to discontinue, effective as of September 30, 2001, their marketing relationship under the marketing agreement. In connection with this discontinuance, the Company paid AOL $6.0 million under the marketing agreement, payable in two installments - $2.5 million on September 20, 2001 and the remaining $3.5 million on October 4, 2001. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20 million by surrender and cancellation of $20 million principal amount of the 2011 Convertible Notes delivered to AOL as discussed above, thereby reducing the outstanding principal amount of the 2011 Convertible Notes to $34 million. The amendment also provided for the payment by the Company of certain expenses related to marketing services until the discontinuance and for the continued servicing and transition of telecommunications customer relationships after the discontinuance of marketing.

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the AOL Restructuring transaction was accounted for as a troubled debt restructuring. The Company combined all liabilities due
AOL at the time of the Restructuring Agreement, including the contingent redemption feature of the warrants with a value of $34.2 million and the contingent redemption feature of the common stock with a value of $54.0 million. The total liability of $88.2 million was reduced by the fair value of the 3,078,628 incremental shares provided to AOL of $1.4 million and cash paid in connection with the AOL Restructuring of $3.5 million. Since the remaining value of $83.3 million was greater than the future cash flows to AOL of $66.4 million (representing the $34.0 million of convertible debt and $32.4 million of future interest expense), the liability was written down to the value of the future cash flows due to AOL and an extraordinary gain of $16.9 million was recorded. As a result of this accounting treatment, the Company will record no interest expense associated with these convertible notes in future periods in the Company's statement of operations.

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

     On January 5, 1999, pursuant to an Investment Agreement between AOL and the Company, AOL purchased a total of 4,121,372 shares of common stock of the Company for $55.0 million in cash and the surrender of rights to purchase 5,076,016 shares of common stock of the Company pursuant to various warrants held by AOL. AOL agreed to end further vesting under the outstanding performance warrant and retained vested warrants exercisable for 2,721,984 shares of common stock. Under the terms of the Investment Agreement entered into with AOL, the Company agreed to reimburse AOL for losses AOL may incur on the sale of any of the 4,121,372 shares of the Company's common stock held by AOL through September 30, 2001. The maximum amount payable to AOL as reimbursement on the sale of AOL's shares was approximately $54.0 million plus AOL's reasonable expenses incurred in connection with such sale. In addition, AOL also had the right, commencing on July 1, 2001, to require the Company to repurchase warrants held by AOL to purchase 2,721,984 shares of Company's common stock for $36.3 million, which could have been paid in common stock or cash (provided that some portion of the repurchase price could have been paid in a quarterly amortization, two-year promissory note of the Company if the repurchase price exceeded the then current valuation of the warrants being purchased). In addition, upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company could have been required to repurchase for cash all of the shares held by AOL for $78.3 million ($19 per share), and the warrants for $36.3 million.

     The Company had originally recorded the contingent redemption value of the common stock and warrants at $78.3 and $36.3 million, respectively, with a corresponding reduction in additional paid-in capital. In connection with the implementation of EITF 00-19, the contingent redemption feature of the common stock and warrants were recorded as a liability at their fair values of $53.5 and $32.3 million, respectively, as of June 30, 2001. The increase in the fair value of these contingent redemption instruments from issuance on January 5, 1999 to June 30, 2001 was $36.8 million, which has been presented as a cumulative effect of a change in accounting principle in the statement of operations. For the quarter ended September 30, 2001, the Company recorded an unrealized loss of $2.4 million on the increase in the fair value of the contingent redemption instruments, which has been reflected in other (income) expense on the statement of operations. As discussed above, these contingent redemption instruments were satisfied through the Restructuring Agreement entered into with AOL on September 19, 2001.

NOTE  3.  ACQUISITIONS

     On August 9, 2000, a wholly owned subsidiary of the Company merged with and into Access One Communications Corp., ("Access One"). Access One was a private, local telecommunications service provider to nine states in the southeastern United States. As a result of such merger, Access One became a wholly owned subsidiary of the Company and Access One stockholders received an aggregate of approximately 12.2 million shares of the Company's common stock, and outstanding options and warrants to purchase shares of Access One common stock converted to options and warrants to purchase an aggregate of 2.1 million shares of the Company's common stock. The total purchase price was approximately $201.6 million and the merger was accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Access One from the merger date. The merger resulted in the recording of intangible assets of approximately $15.9 million and goodwill of $210.0 million, which were being amortized on a straight-line basis over their expected benefit period (see Note 4). The Company acquired $19.6 million of notes payable as part of the acquisition of Access One.

     The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the Access One merger had taken place at the beginning of the periods presented.

                                                           (In thousands, except share data)
                                                                Year Ended December 31,
                                                       ---------------------------------------
                                                              2000                  1999
                                                         ---------------       ---------------
Sales                                                        $575,754             $546,122

Income (loss) before extraordinary gain                      $(86,424)            $21,805
Extraordinary gain                                                 --             $21,230
                                                         ---------------       ---------------
Net income (loss)                                            $(86,424)            $43,035
                                                         ===============       ===============

Basic earnings (loss) per common share:
   Income (loss) before extraordinary gain                     $(1.08)              $0.30
   Net income (loss)                                           $(1.08)              $0.59
Diluted earnings (loss) per common share:
   Income (loss) before extraordinary gain                     $(1.08)              $0.28
   Net income (loss)                                           $(1.08)              $0.55

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES AND SIGNIFICANT OTHER CHARGES (INCOME)

     In 2001, the Company recorded an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One, which was created by purchase accounting treatment of the merger transaction that closed in August 2000 (see Note 3). SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121 due to the increased bad debt rate and increased customer churn, as well as the AOL Restructuring that occurred in the quarter ended September 30, 2001. The Company addressed these operational issues by improving credit quality through credit scoring the existing and future customer base, slowing down growth of new expected customers through decreased marketing, and lowering product pricing. These and other actions taken by the Company resulted in lower current and future projected growth of bundled revenues and cash flows than those originally projected at the time of the Access One merger. The write-down of goodwill was based on an analysis of projected discounted cash flows using a discount rate of 18%, which results determined that the fair value of the goodwill was substantially less than the carrying value.

     In September 2001, the Company approved a plan to close the call center operation in Sunrise, Florida. The Company recorded a charge of $2.5 million in the quarter ended September 30, 2001 to reflect the elimination of approximately 225 positions amounting to $1.0 million and lease exit costs amounting to $1.5 million in connection with the call center closure. The employees identified in the plan were notified in September 2001 and terminated in October 2001. Actual restructuring costs were $1.9 million, comprised of $1.2 million of employee severance costs and $0.7 million of lease termination and other call center closure costs.

     During 1999, the Company sold certain business units of TSFL Holdings, Inc. (formerly Symetrics Industries, Inc.), resulting in a gain of $2.7 million, which was included in significant other charges(income) in the statement operations.

NOTE  5.  COMMITMENTS  AND  CONTINGENCIES

(A)  LEASE  AGREEMENTS

     The Company leases office space and equipment under operating lease agreements. Certain leases contain renewal options and purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. The Company also leases certain other equipment under capital leases. Total rent expense for all operating leases for the years ended December 31, 2001, 2000 and 1999 was $2.5, $1.37, and $1.0 million, respectively. As of December 31, 2001, the Company had future minimum annual lease obligations under noncancellable operating and capital leases with terms in excess of one year as follows (in thousands):


YEAR                                             OPERATING         CAPITAL
                                                   LEASES          LEASES
                                              --------------    -------------
2002                                               $1,815          $1,098
2003                                                1,680              65
2004                                                1,363              27
2005                                                  939              --
2006                                                  416              --
Thereafter                                            333              --
                                              --------------    -------------
Total minimum lease payments                       $6,546          $1,190
                                              ==============
Less: amounts representing interest                                    67
                                                                -------------
Present value of minimum capital lease payments                    $1,123
Less: current portion                                               1,035
                                                                -------------
                                                                      $88
                                                                =============

(B)  LEGAL  PROCEEDINGS

     On June 16, 1998, a purported shareholder class action was filed in the United States District Court for the Eastern District of Pennsylvania (the "Court") against the Company and certain of its officers alleging violation of the securities laws in connection with certain disclosures made by the Company in its public filings and seeking unspecified damages. Thereafter, additional lawsuits making substantially the same allegations were filed by other plaintiffs in the same court. A motion to dismiss was granted as to certain officers of the Company and denied as to the Company. On July 19, 2000, a class was certified. On July 20, 2001, the Company entered into a Stipulation and Agreement of Settlement, which received final approval from the Court on November 9, 2001. The settlement amount of $5.8 million plus accrued interest since June 2001 was paid by the Company's insurance carrier.

     On November 12, 2001, the Company received an award of arbitrators awarding Traffix, Inc. approximately $6.2 million in an arbitration concerning the termination of a marketing agreement between the Company and Traffix, payable to Traffix in two installments - $3.7 million paid in November 2001 and the remaining $2.5 million paid on April 1, 2002.

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

(C)  OTHER  COMMITMENTS

     The Company is also party to various network service agreements, which contain certain minimum usage commitments. The largest contract establishes pricing and provides for annual minimum payments as follows: 2002 - $22.2 million, 2003 - $22.8 million and 2004 - $27.9 million. A separate contract with a different vendor establishes pricing and provides for annual minimum payments as follows: 2002 - $3.0 million, 2003 - $6.0 million and 2004 - $3.0 million.

NOTE  6.  PROPERTY  AND  EQUIPMENT

     The following is a summary of property and equipment, at cost, less accumulated depreciation (in thousands):


                                                         DECEMBER 31,
                                                     ---------------------
                                       LIVES           2001         2000
                                      --------       --------    ---------
Land                                                 $     330   $    340
Buildings and building improvements    39 years          6,588      6,005
Leasehold improvements               3-10 years            464        345
Switching equipment                    15 years         57,991     57,861
Software                                3 years          6,036      3,386
Equipment and other                  3-10 years         43,963     40,808
                                                     --------    ---------
                                                       115,372    108,745
Less: Accumulated depreciation                         (38,087)   (25,089)
                                                     ----------  ---------
                                                     $  77,285   $ 83,656
                                                     ==========  =========

     For the years ended December 31, 2001, 2000 and 1999, depreciation expense amounted to $13.6 million, $9.6 million and $5.9 million, respectively.

     Included in the December 31, 2001 balance of software is $1.4 million of internally developed computer software costs for internal use that are still in progress. No amortization expense was recognized during the year ended December 31, 2001, with respect to this software.

     Included in the December 31, 2001 balances of equipment and other are $2.1 million of assets acquired under lease. Accumulated amortization for these assets was $183,000 at December 31, 2001.

NOTE  7.  DEBT

(A)  CONVERTIBLE  SUBORDINATED  NOTES  DUE  2002  AND  2004

     In September 1997, Talk America Holdings, Inc. sold $300 million of its 4 1/2% Notes that mature on September 15, 2002 . Interest on the 4 1/2% Notes is due and payable semiannually on March 15 and September 15 of each year. The 4 1/2% Notes are convertible, at the option of the holder, into shares of the Company's Common Stock at a conversion price of $24.54 per share, as adjusted for the dilutive effect of the exercise of rights pursuant to the Company's rights offering (see Note 10). The 4 1/2% Notes are redeemable, in whole or in part, at the Company's option, at any time on or after September 15, 2000 at 101.80% of par prior to September 14, 2001 and 100.90% of par thereafter. During 2001, Talk America Holdings, Inc. reacquired $5.0 million principal amount of the 4 1/2% Notes; no amounts were reacquired during 2000. At December 31, 2001, $61.8 million principal amount remained outstanding of the 4 1/2% Notes.

     In December 1997, Talk America Holdings, Inc. sold $200 million of the 5% Notes that mature on December 15, 2004. Interest on the 5% Notes is due and payable semiannually on June 15 and December 15 of each year. The 5% Notes are convertible, at the option of the holder, at a conversion price of $25.38 per share, as adjusted for the dilutive effect of the exercise of rights pursuant to the Company's rights offering (see Note 10). The 5% Notes are redeemable, in whole or in part at the Company's option, at any time on or after December 15, 2002 at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter. At December 31, 2001, $18.1 million principal amount remained outstanding of the 5% Notes.

     The 4 1/2% Notes that were reacquired by Talk America Holdings, Inc. in 2001 were reacquired at a $3.8 million discount from face amount. This amount is reported as an extraordinary gain in the consolidated statement of operations.

     The 4 1/2% and 5% Notes that were reacquired by Talk America Holdings, Inc. during 1999 were reacquired at a $21.2 million discount from face amount. This amount is reported as an extraordinary gain in the consolidated statement of operations.

     The 4 1/2% and 5% Notes contained a repurchase requirement upon a designated event, including change of control or termination of trading of the Company's common stock on a national securities exchange or an established automated over-the-counter trading market. The Company received notice of delisting from the Nasdaq National Market in February 2002 for not meeting the minimum bid price requirements and has 90 days to regain compliance. The requirement to repurchase the 4 1/2% and 5% Notes upon termination of trading of the Company's common stock on a national securities exchange or an established automated over-the-counter trading market was eliminated in connection with the restructuring of the 4 1/2% and 5% Notes (see Note 16).

     The debt service of the 4 1/2% and 5% Notes are the obligations of Talk America Holdings, Inc. Since Talk America Holdings, Inc conducts all of its operations through its subsidiaries, primarily Talk America Inc., it relies on dividends, distributions and other payments from its subsidiaries to fund its obligations. Certain of Talk America Inc.'s financing agreements limit the ability of Talk America Inc. to pay dividends and make payments to Talk America Holdings, Inc.

     The Company restructured a substantial portion of the 4 1/2% and 5% Notes in April 2002; accordingly, $57.9 million of the 4 1/2% Notes are classified as long-term debt (see Note 16).

(B)  SENIOR  CREDIT  FACILITY

     On October 20, 2000, certain subsidiaries of Talk America Holdings, Inc., including Talk America Inc., entered into a Credit Facility Agreement with MCG Finance Corporation providing for a term loan to the Company's subsidiaries of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The availability of the line of credit facility is subject, among other things, to the successful syndication of that facility. Loans under the Credit Facility Agreement bear interest at a rate equal to either (a) the Prime Rate, as published by the Board of Governors of the Federal Reserve System, or (b) LIBOR, plus, in each case, the applicable margin. The applicable margin was initially 2.5% for borrowings accruing interest at the Prime Rate and 4% for borrowings accruing interest at LIBOR; during 2000, the applicable margin was based on the ratio of funded debt to trailing twelve-month operating cash flow, determined on a consolidated basis, and varied from 2.0% to 2.5% for borrowings accruing interest at the Prime Rate and from 3.5% to 4.0% for borrowings accruing interest at LIBOR.

     The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, and leverage ratio and interest coverage ratio requirements. The credit facilities under the Credit Facility Agreement were extended by amendment to June 30, 2005 for the term loan facility and to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are secured by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents; the Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. In connection with the AOL Restructuring, MCG entered into an Intercreditor
Agreement with AOL. The Company borrowed $20.0 million under the term loan facility (approximately $15.0 million was used to repay indebtedness of Access
One). At December 31, 2001, $17.5 million principal balance remained outstanding under the term loan facility and no amounts were outstanding or available under the line of credit facility.

     By amendments on February 12, 2002 and April 3, 2002, the Company restructured certain portions of the Credit Facility Agreement and the related consulting agreement and other loan documents. This restructuring amended the financial covenants for 2002 through 2005 to be consistent with the Company's internal projections. As of and after January 1, 2002, the applicable margin will be 7.0% for borrowings accruing interest at LIBOR and 6.0% for borrowings accruing interest at the Prime Rate. The restructuring also added mandatory prepayment provisions if the Company used a total of $10.0 million or more of cash to repurchase or otherwise prepay our other debt obligations, including the 4 1/2% and 5% Notes, the 2011 Convertible Notes and the new 8% and 12% Notes and, effectively requires the Company to elect to pay in kind, rather than cash, interest on its 2011 Convertible Notes and its new 12% Notes to the fullest extent it is permitted to do so under such notes. In addition, the Company issued 200,000 shares of common stock to MCG with a value of $84,000 upon issuance and agreed to register such shares in the future.

     As of December 31, 2001, the Company would have been in default of several of its covenants under the Credit Facility Agreement, but received a waiver from MCG in connection with the MCG restructuring described above. Accordingly, $12.5 million of the loan balance remained in long-term debt at December 31, 2001.

(C)  CONVERTIBLE  NOTES  DUE  2011

     In connection with the AOL Restructuring discussed in Note 2, the Company and AOL entered into a Restructuring Agreement pursuant to which the Company issued to AOL $54.0 million principal amount of its 8% secured convertible notes due September 2011. The 2011 Convertible Notes were issued in exchange for a release of the Company's reimbursement obligations under the Investment Agreement. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20.0 million by surrender and cancellation of $20.0 million principal amount of the 2011 Convertible Notes delivered to AOL, thereby reducing the outstanding principal amount of the 2011 Convertible Notes to $34.0 million. The 2011 Convertible Notes are convertible into shares of the Company's common stock at the rate of $5.00 per share, may be redeemed by the Company at any time without premium and is subject to mandatory redemption at the option of the holder on September 15, 2006 and September 15, 2008. The 2011 Convertible Notes accrue interest at the rate of 8% per year on the principal amount, payable two times a year each January 1 and July 1; interest is payable in cash, except that the Company may elect to pay up to 50% (100% in the case of the first interest payment) of the interest due on any payment date in kind rather than in cash. The 2011 Convertible Notes are guaranteed by the Company's principal operating subsidiaries and are secured by a pledge of the Company's and the subsidiaries' assets (see Notes 2 and 16).

(D)  MINIMUM  ANNUAL  PAYMENTS

     As of December 31, 2001, the required minimum annual principal reduction of convertible and long-term debt obligations (as adjusted to reflect the 4 1/2% and 5% Notes exchanged for 8% and 12% Notes pursuant to the exchange offer), including capital leases, for each of the next five fiscal years is as follows (in thousands):

         Year  Ended  December  31,
         2002                                                      $14,454
         2003                                                        6,522
         2004                                                        7,217
         2005                                                        4,082
         2006                                                        1,646
         Thereafter                                                132,903
                                                                 ------------
                                                                  $166,824
                                                                 ============

NOTE  8.  RELATED  PARTY  TRANSACTIONS

     The Company has a note receivable with an officer of the Company with a balance of $1.0 million as of December 31, 2001. The note receivable bears interest at 8.25% and the principal balance together with unpaid accrued interest is payable to the Company in November 2004.

     On January 5, 1999, Mr. Daniel Borislow, a founder of the Company and its Chairman of the Board and Chief Executive Officer, resigned as a director and officer of the Company and in connection therewith, the Company entered into various agreements and engaged in various transactions with Mr. Borislow and certain entities in which he or his family had an interest.

     In addition, during 1999, the Company (a) purchased from Mr. Borislow, and two trusts for the benefit of Mr. Borislow's children, $85.9 million aggregate principal amount of the Company's Convertible Notes for $72.3 million in cash;
(b) exchanged the remaining $53.7 million principal amount of subordinated notes of Communication TeleSystems International d/b/a WorldxChange Communications to a trust for the benefit of Mr.

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

NOTE  9.  STOCKHOLDERS'  EQUITY  (DEFICIT)

(A)  AUTHORIZED  SHARES

     The  number of authorized shares of the Common Stock is 300,000,000 shares.

(B)  CONTINGENT  REDEMPTION  VALUE  OF  WARRANTS

     Under the terms of the marketing agreements with AOL and the Company, AOL had the right, commencing on July 1, 2001, to require the Company to repurchase the warrants to purchase 2,721,984 shares of Common Stock of the Company held by AOL for an aggregate price of $36.3 million, which repurchase price could have been paid in Common Stock, cash or a quarterly amortization, two-year promissory note of the Company. Upon the occurrence of certain events, including material defaults by the Company in its AOL agreements and a "change of control" of the Company, the Company may have been required to purchase the warrants for cash. In connection with the AOL Restructuring, the Company restructured the contingent redemption feature of the warrants (see Note 2).

(C)  CONTINGENT  REDEMPTION  VALUE  OF  COMMON  STOCK

     Under the terms of the Investment Agreement with AOL, the Company had agreed to reimburse AOL for losses AOL may have incurred on the sale of any of the 4,121,372 shares during the period from June 1, 1999 through September 30, 2001. The Company had the first right to purchase any of the 4,121,372 shares of Common Stock at the market value on the day that AOL notifies the Company of its intent to sell any of the shares plus an amount, if any, equal to the Company's reimbursement obligation described below. The reimbursement amount was determined by multiplying the number of shares, if any, that AOL sold during the applicable period by the difference between the purchase price per share paid by AOL, or $19 per share, and the price per share that AOL sold the shares for, if less than $19 per share. The reimbursement amount was not to exceed $14 per share for 2,894,737 shares or $11 per share for 1,226,635 shares. Accordingly, the maximum amount payable to AOL as reimbursement on the sale of AOL's shares was approximately $54.0 million plus AOL's reasonable expenses incurred in connection with the sale. The Company had the option of issuing a six-month 10% note payable to AOL to satisfy the reimbursement amount or other amounts payable on exercise of its first refusal rights.

     Upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company also could have been required to repurchase all of the shares at $19 per share. Accordingly, the Company had initially recorded $78.3 million for the contingent redemption value of this Common Stock with a corresponding reduction in additional paid-in capital. In connection with the AOL Restructuring, the Company restructured the contingent redemption feature of the common stock (see
Note  2).

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

NOTE  10.  STOCK  OPTIONS,  WARRANTS  AND  RIGHTS

(A)  STOCK  BASED  COMPENSATION  PLAN

     Incentive stock options, non-qualified stock options and other stock based awards may be granted by a committee of the Board of Directors of the Company to employees, directors and consultants under the 2001 Non-Officer Long Term Incentive Plan ("2001 Plan"), 2000 Long Term Incentive Plan ("2000 Plan"), and 1998 Talk.com Long Term Incentive Plan ("1998 Plan") and otherwise in connection with employment. Generally, the options vest over a three-year period and expire five to ten years from the date of grant. At December 31, 2001, 5,000,000, 2,431,625, and 1,788,300 shares of common stock were available under the 2001 Plan, 2000 Plan and 1998 Plan, respectively, for possible future issuances, including pursuant to the options to acquire approximately 5.5 million shares required to be granted pursuant to the voluntary stock option exchange program discussed below. The exercise price of the options is 100% of the market value of the common stock on the grant date.

     Stock options granted in 2001 generally have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock at grant date. The vast majority of options granted in 2001 vest one-third each year, beginning on the first anniversary of the date of grant.

     On August 29, 2001, the Company commenced a voluntary stock option exchange program to certain eligible employees of the Company. Under the program, eligible employees were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $5.50 per share, in exchange for a new option to buy shares of the Company's common stock to be granted on April 5, 2002, six months and one day from October 4, 2001, the date the old options were cancelled. The exercise price of these new options was equal to the fair market value of the Company's common stock on the date of grant. In total, 5.8 million stock options were tendered for exchange and cancelled as a result of this program. As of December 31, 2001, 5,664,633 shares were eligible for exchange on April 5, 2002, which are treated as cancelled in the options shares table below. The exchange program is not expected to result in any additional compensation charges or variable option plan accounting.

     Information with respect to options under the Company's plans is as follows:

                                                    EXERCISE          WEIGHTED
                                    OPTIONS       PRICE RANGE         AVERAGE
                                    SHARES         PER SHARE       EXERCISE PRICE
                                   -----------    ------------     --------------
Outstanding, December 31, 1998    10,230,810      $4.08-$14.00         $   7.34
Granted                            3,549,500      $8.75-$17.25         $  11.63
Exercised                         (6,773,378)     $4.08-$12.78         $   7.13
Cancelled                           (158,000)     $5.75-$11.69         $   9.67
                                   -----------    ------------     --------------

Outstanding, December 31, 1999     6,848,932      $4.58-$17.25        $    9.72
Granted                            9,678,809      $1.13-$16.18        $    7.98
Exercised                           (342,337)     $4.58-$11.94        $    7.39
Cancelled                         (1,116,085)     $2.63-$15.88        $    9.03
                                   -----------    ------------     --------------

Outstanding, December 31, 2000    15,069,319      $0.88-$17.25        $    8.60
Granted                            1,097,200       $0.33-$1.98        $    0.86
Exercised                                 --                --               --
Cancelled                         (8,737,860)     $1.34-$17.25        $   11.34
                                   -----------    ------------     --------------

Outstanding, December 31, 2001     7,428,659      $0.33-$15.88        $    4.24
                                   ===========    ============     ==============


The Company issued 5.6 million stock options on April 5, 2002, at $0.51 per share, market value on the date of issue, in satisfaction of the obligations under the Company's exchange offer.

The following table summarizes options exercisable at December 31, 2001, 2000 and 1999:


                               EXERCISE PRICE RANGE         WEIGHTED AVERAGE
           OPTION SHARES            PER SHARE                EXERCISE PRICE
           -------------       --------------------         ----------------
1999        2,541,095             $4.58-$14.00                   $ 7.67
2000        5,597,573             $0.88-$17.25                   $ 7.31
2001        3,856,525             $0.88-$15.88                   $ 5.58


The following table summarizes the status of stock options outstanding at December 31, 2001:


                                                      WEIGHTED
                      NUMBER                           AVERAGE         NUMBER
                   OUTSTANDING AT     WEIGHTED        REMAINING     EXERCISABLE AT     WEIGHTED
   RANGE OF         DECEMBER 31,       AVERAGE       CONTRACTUAL     DECEMBER 31,       AVERAGE
EXERCISE PRICES        2001         EXERCISE PRICE   LIFE (YEARS)       2001         EXERCISE PRICE
----------------  ---------------   --------------   ------------   --------------   ---------------
$0.33 to $3.50         3,423,242         $   1.59         8.5         1,238,779          $  1.91
$3.51 to $7.00         2,854,578         $   5.05         8.3         1,520,239          $  5.34
$7.01 to $10.00          427,671         $   9.36         7.2           427,671          $  9.36
$10.01 to $11.00         529,001         $  10.11         7.3           528,335          $ 10.11
$11.01 to$15.88          194,167         $  11.77         7.8           141,501          $ 11.92

     The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans, and disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Had compensation cost for the plans been determined based upon the fair value of the options as prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:


                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                              2001          2000          1999
                                          -----------    ----------   ----------
NET INCOME (LOSS):
   As reported                            $(224,667)      $(61,896)      $78,929
   Pro forma                              $(226,047)      $(99,420)      $68,851
BASIC EARNINGS (LOSS) PER SHARE:
   As reported                               $(2.84)        $(0.88)        $1.29
   Pro forma                                 $(2.85)        $(1.41)        $1.13
DILUTED EARNINGS (LOSS) PER SHARE:
   As reported                               $(2.84)        $(0.88)        $1.23
   Pro forma                                 $(2.85)        $(1.41)        $1.07

     The weighted average estimated fair values of the stock options granted during the years ended December 31 2001, 2000 and 1999 based on the Black-Scholes option pricing model were $0.57, $6.56 and $9.71, respectively. The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:


          ASSUMPTION            2001          2000            1999
     -----------------------  --------      --------        ---------
     Expected Term             5 years      5 years      1 to 10 years
     Expected Volatility        78.95%       87.46%            108%
     Expected Dividend Yield     0.00%        0.00%           0.00%
     Risk-Free Interest Rate     5.92%        6.27%      5.38% / 5.85%

(B)  AOL  WARRANTS

     On January 5, 1999, after the repurchase from AOL of warrants to purchase 5,076,016 shares of Common Stock, warrants to purchase 2,721,984 shares of Common Stock were held by AOL and were outstanding, with exercise prices from $14.00 to $22.25 and a weighted average exercise price of $17.03. AOL had the right, commencing on July 1, 2001, to require the Company to repurchase all or any portion of these warrants at prices (the "Put Prices") ranging from $10.45 to $16.82 per warrant ($36.3 million aggregate amount). In the event AOL required repurchase of the warrants, the Company at its election could have paid AOL in cash or in shares of Common Stock based on the then current market price for such stock. The Company also could have elected to issue a 10% two-year note for a defined portion of the repurchase price. The Company could have required AOL to exercise its warrants at any time the market price of Common Stock equaled or exceeded two times the then call amount for such warrants. The call amount of a warrant was the Put Price for the warrant increased at a semi-annually compounded rate of 5% on January 5, 1999 and on each six month anniversary thereafter. In addition, upon the occurrence of certain events, including material defaults by the Company in its AOL agreements and a "change of control" of the Company, the Company may have been required to purchase the warrants for cash. The warrants and the related put rights were extinguished in connection with the AOL Restructuring on September 19, 2001 (see Note 2).

(C)  OTHER  WARRANTS

     Pursuant to the terms of the Agreement and Plan of Merger, dated as of March 24, 2000, between a wholly owned subsidiary of the Company and Access One, the Company assumed certain warrants to purchase shares of Access One, which, upon consummation of the Merger, converted to warrants to purchase an aggregate of 871,429 shares of the Company common stock at an exercise price of $2.02. In connection with certain consulting services that MCG Credit Corporation was to provide to the Company, the Company issued a warrant to MCG to purchase 300,000 shares of its common stock, which become exercisable at $4.73. Upon its execution of the Credit Facility Agreement with MCG Finance Corporation in October 2000, the Company issued warrants for 300,000 shares of its common stock, which become exercisable at $4.36 per share, 150,000 of which are already vested and the balance will vest if the Company fails to exceed certain EBITDA thresholds for the fiscal quarter ended March 31, 2001. The Company exceeded the EBITDA threshold for the quarter ended March 31, 2001 and consequently the balance of the warrants did not vest. In connection with the waiver from MCG in the second quarter of 2001 and certain other amendments under the Credit Facility Agreement, the Company issued warrants with a value of $77,000 upon issuance to purchase 150,000 shares of its common stock at an exercise price of $0.68 per share to such lenders.

(D)  RIGHTS

     The Board of Directors had approved an offering of up to 3,523,285 shares of its Common Stock, $.01 par value, to holders of record of Common Stock and holders of record of options or warrants to purchase Common Stock at the close of business on December 31, 1998. The shares were offered pursuant to nontransferable rights to subscribe for and purchase shares of Common Stock at a price of $17.00 per share. Holders of record on the record date were eligible to receive one such nontransferable right for every 20 shares of Common Stock or underlying options or warrants held on the record date, as applicable. As of December 31, 1999, 38,325 rights totaling $652,000 were exercised, and 652,547 rights totaling $11.1 million were exercised in 2000. These rights expired on February 12, 2000.

NOTE  11.  INCOME  TAXES

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

     At December 31, 2001 and 2000, a full valuation allowance has been provided against the net deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized.

     There were no current or deferred provisions for income taxes for any of the years ended December 31, 2001, 2000 and 1999.

     A reconciliation of the Federal statutory rate to the provision (benefit) for income taxes is as follows:


                                                                   Year Ended December 31,
                                                          2001               2000                  1999
                                                   -----------------    -----------------    ------------------
Federal income taxes computed at
   the statutory rate                            $ (78,633)  (35.0)%    $(21,664)  (35.0)%    $ 27,625    35.0%
Increase (decrease) in income taxes
resulting from:
   State income taxes less Federal
     Benefit                                            --      0.0       (2,338)    (3.8)       3,157     4.0
   Goodwill impairment                              59,039     26.3           --       --           --      --
   Goodwill amortization                             7,137      3.2        3,310      5.3           --      --
   Cumulative effect of accounting
     change                                         12,893      5.7           --       --          --       --
   Valuation allowance changes
     affecting the provision for income
     taxes                                            (648)    (0.3)       20,561     33.6     (31,000)  (39.3)
   Other                                               212      0.1           131      0.1         218     0.3
                                                  ---------   -------     --------   ------   ---------  ------
Total provision (benefit) for income
taxes                                                $  --       --         $  --       --       $  --      --
                                                  =========   =======      =======   ======    ========  ======


     Deferred tax (assets) liabilities at December 31, 2001 and 2000 are comprised of the following elements:


                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                               2001                2000
                                                          --------------      ---------------
Net operating loss carryforwards                           $  (103,000)          $(102,000)
Deferred revenue not taxable currently                          (2,000)             (5,000)
Compensation for options granted below market price             (1,000)             (1,000)
Allowance for uncollectible accounts                           (17,000)            (14,000)
Warrants issued for compensation                                (1,000)                 --
Depreciation and amortization                                   16,000              13,000
Accruals not currently deductible                               (1,000)             (1,000)
Net capital loss carryforwards                                  (9,000)             (9,000)
                                                          --------------      ---------------
Deferred tax (assets) liabilities, net                        (118,000)           (119,000)
Less valuation allowance                                       118,000             119,000
                                                          --------------      ---------------
Net deferred tax                                           $        --           $      --
                                                          ==============      ===============

     The Company has net operating loss carryforwards for income tax purposes and other deferred tax benefits that are available to offset future taxable income. Only a portion of the net operating loss carryforwards are attributable to operating activities. The remainder of the net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options.

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

     At December 31, 2001, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $262.8 million. Due to the "change of ownership" provisions of the Internal Revenue Code Section 382, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods if a change of ownership of more than 50% of the value of the Company's stock should occur within a three-year testing period. Many of the changes that affect these percentage change determinations, such as changes in the Company's stock ownership, are outside the Company's control. A more-than-50% cumulative change in ownership occurred on August 31, 1998 and October 26, 1999. As a result of such changes, certain of the Company's carryforwards are limited, as of December 31, 2001; approximately $64 million are not available to offset income. In addition, as of December 31, 2001, based on information currently available to the Company, the change of ownership percentage was approximately 45% for the applicable three-year testing period. If, during the current three-year testing period, the Company experiences an additional more-than-50% ownership change under Section 382, the amount of the NOL carryforward available to offset future taxable income may be substantially reduced. There can be no assurance that the Company will realize the benefit of any carryforwards.

NOTE  12.  SUPPLEMENTAL  CASH  FLOW  INFORMATION


                                                            2001    2000    1999
                                                           ------  ------  ------
       Supplemental disclosure of cash flow information:
        Cash paid for interest                             $5,620  $4,864  $4,218
                                                           ======  ======  ======


(A) NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE YEAR ENDED DECEMBER 31, 2001 ARE AS FOLLOWS:

     In November 2001, the Company acquired the assets and assumed certain liabilities of two teleservices centers located in Fremont, Nebraska and Fort Myers, Florida from Furst Group, Inc. for $1. The fair values of the assets acquired were $835,000 and liabilities assumed were $889,000.

     In connection with the implementation of EITF 00-19, the contingent redemption features of the common stock and warrants were adjusted by $28.8 million to reflect the liability at their fair values of $85.8 million as of June 30, 2001, with a corresponding increase in additional paid-in capital of $65.6 million and a cumulative effect of a change in accounting principle reflected in the statement of operations of $36.8 million.

     For the quarter ended September 30, 2001, the Company recorded an unrealized loss of $2.4 million on the increase in the fair value of the contingent redemption instruments, which has been reflected in other (income) expense on the statement of operations.

     In September 2001, the Company restructured the contingent redemption feature of the warrants and common stock of $88.2 million, which was reduced by the fair value of the 3,078,628 incremental shares provided to AOL of $1.4 million and cash paid in connection with the AOL Restructuring of $3.5 million. Since the remaining value of $83.3 million was greater than the future cash flows to AOL of $66.4 million (representing the $34.0 million of convertible debt and $32.4 million of future interest expense), the liability was written down to the value of the future cash flows due to AOL and an extraordinary gain of $16.9 million was recorded.

     Computer equipment of $2.1 million was acquired in 2001 through capital leases.

     Also, during 2001, the Company issued 150,000 warrants to MCG with a value of approximately $77,000.

(B) NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE YEAR ENDED DECEMBER 31, 2000 ARE AS FOLLOWS:

     In August 2000, the Company completed the acquisition of Access One. The Company issued 11,472,174 shares and 698,382 shares of Common Stock and Treasury Stock, respectively, with a value of approximately

$170.4 million in connection with the acquisition. A summary of the transaction is as follows (in thousands):

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

     Also, during 2000, the Company issued 300,000 warrants to MCG with a value of approximately $2.2 million.

     The Company also declared a stock bonus with a value of $706,000 in 2000 to be paid using Treasury Stock. At the election of certain employees, the bonus payment could be deferred until 2001. Therefore, 149,300 shares and 203,750 shares were issued out of Treasury Stock in 2000 and 2001, respectively.

(C) NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE YEAR ENDED DECEMBER 31, 1999 ARE AS FOLLOWS:

     During 1999, the Company issued 574,482 shares of Common Stock with a value of approximately $6.9 million, in connection with the repurchase of the Company's Convertible Notes.

     Also, during 1999, the Company assigned to a trust for the benefit of Mr. Borislow's children the Company's interest in $53.7 million principal amount of subordinated notes of Communications TeleSystems International d/b/a WorldXChange Communications, in exchange for $62.5 million aggregate principal amount of the Company's Convertible Notes.

     In addition, the Company recorded $114.6 million for the contingent redemption value of the AOL warrant and common stock with a corresponding reduction in additional paid in capital.

NOTE  13.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)


(In thousands, except per share data)           FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                               ---------------  ----------------  ---------------  ----------------
                   2001
                   ----
Sales                                              $  137,831        $  133,706       $  126,335         $  97,598
Operating income (loss)                                (8,735)          (24,888)        (175,404)            8,118
Income (loss) before extraordinary gains and
  cumulative effect of an accounting change           (10,148)          (25,850)        (179,166)            6,686
Extraordinary gains                                        --                --           16,867             3,781
Cumulative effect of an accounting change                  --           (36,837)              --
Net income (loss)                                     (10,148)          (62,687)        (162,299)           10,467
Net income (loss) per share - Basic                     (0.13)            (0.80)           (2.06)             0.13
Weighted average common shares outstanding -
  Basic                                                78,372            78,374           78,742            81,453
Net income (loss) per share - Diluted                   (0.13)            (0.80)           (2.06)             0.13
Weighted average common and common
  equivalent shares outstanding - Diluted              78,372            78,374           78,742            81,466

                   2000
                   ----
Sales                                              $  156,043        $  135,737       $  121,233        $  131,535
Operating income (loss)                                13,666              (959)         (33,625)          (36,718)
Net income (loss)                                      13,380              (891)         (34,770)          (39,615)
Net income per share - Basic                             0.20             (0.01)           (0.48)            (0.51)
Weighted average common shares outstanding -
  Basic                                                65,302            65,822           72,839            78,037
Net income per share - Diluted                           0.20             (0.01)           (0.48)            (0.51)
Weighted average common and common
  equivalent shares outstanding - Diluted              68,401            65,822           72,839            78,037


NOTE  14.  EMPLOYEE  BENEFIT  PLANS

     During 1999, the Company established an Employee Savings Plan that permits eligible employees to contribute funds on a pre-tax basis. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue
Code. Eligible employees may contribute up to 15% of their compensation (subject to Internal Revenue Code limitations). The Plan allows employees to choose among a variety of investment alternatives. The Company is not required to contribute to the Plan. During the years ended December 31, 2001 and 2000, the Company elected to contribute $108,000 and $85,000 to the Plan, respectively. No significant administration costs were incurred during 2001 or 2000.

NOTE  15.   PER  SHARE  DATA

     Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options, warrants and convertible bonds. Earnings per share are computed as follows (in thousands):


                                                                       YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                    2001           2000          1999
                                                               ------------   ------------   -----------
Income (loss) before extraordinary gains and cumulative
  effect of an accounting change                                $ (208,478)     $(61,896)     $  57,699
Extraordinary gains                                                 20,648            --         21,230
Cumulative effect of an accounting change                          (36,837)           --             --
                                                               ------------   ------------   -----------
Net income (loss)                                               $ (224,667)     $(61,896)     $  78,929
                                                               ============   ============   ===========

Average shares of common stock outstanding used to
  compute basic earnings per common share                           79,242        70,527         61,187
Additional common shares to be issued assuming exercise of
  stock options and warrants, net of shares assumed
  reacquired and conversion of convertible bonds *                      --            --          3,228
                                                               ------------   ------------   -----------
Shares used to compute dilative effect of stock options             79,242        70,527         64,415
                                                               ============   ============   ===========


Income (loss) per share - Basic:
   Income (loss) before extraordinary gains and cumulative
     effect of an accounting change per share                      $ (2.63)     $  (0.88)       $  0.94
   Extraordinary gains per share                                      0.26            --           0.35
   Cumulative effect of an accounting change per share               (0.47)           --             --
                                                               ------------   ------------   -----------
   Net income (loss) per share                                     $ (2.84)     $  (0.88)       $  1.29
                                                               ============   ============   ===========
   Weighted average common shares outstanding                       79,242        70,527         61,187
                                                               ============   ============   ===========

Income (loss) per share - Diluted:
   Income (loss) before extraordinary gains and cumulative
     effect of an accounting change per share                      $ (2.63)     $  (0.88)       $  0.90
   Extraordinary gains per share                                      0.26            --           0.33
   Cumulative effect of an accounting change per share               (0.47)           --             --
                                                               ------------   ------------   -----------
   Net income (loss) per share                                     $ (2.84)     $  (0.88)       $  1.23
                                                               ============   ============   ===========
   Weighted average common and common equivalent
     shares outstanding                                             79,242        70,527         64,415
                                                               ============   ============   ===========

---------------
* The diluted share basis for the years ended December 31, 2001 and 2000 excludes options and warrants to purchase 8,900,088 and 16,390,748 shares, respectively and convertible bonds that are convertible into 3,232,824 and 3,436,891 shares of common stock, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's net loss from continuing operations.


NOTE  16.  SUBSEQUENT  EVENTS

(a)  AOL  Amendment

     On February 21, 2002, by letter agreement, AOL agreed to waive certain rights that it had under the Restructuring Agreement with respect to the Company's restructuring of its existing 4 1/2% and 5% Notes. As conditions to the waiver of such rights with respect to the restructuring its 4 1/2% and 5% Notes, the Company agreed to (i) provide that the new notes to be exchanged for the existing 4 1/2% and 5% Notes have a maturity date after September 19, 2006 and, if convertible, have a conversion price of not less than $5.00, (ii) make a prepayment on the 2011 Convertible Notes equal to forty percent of the amount of cash (excluding accrued interest paid on existing notes which are exchanged) that the Company pays to the holders of the existing notes in the exchange offers and (iii) limit the aggregate amount of cash that the Company pays under the exchange offers and to AOL under the letter agreement to $10 million. Under the letter agreement the Company also paid AOL approximately $1.2 million as a prepayment on the 2011 Convertible Note, approximately $0.7 million of which will be credited against monies the Company owes AOL under the letter agreement for cash payments in the exchange offers and the Company did not owe AOL any additional payments related to the exchange offers.

(b)  Secured  Credit  Facility

     By amendments on February 12, 2002 and April 3, 2002, the Company restructured certain portions of the Credit Facility Agreement and the related consulting agreement and other loan documents. This restructuring amended the financial covenants for 2002 through 2005 to be consistent with the Company's internal projections. As of and after January 1, 2002, the applicable margin will be 7.0% for borrowings accruing interest at LIBOR and 6.0% for borrowings accruing interest at the Prime Rate. The restructuring also added mandatory prepayment provisions if the Company used a total of $10.0 million or more of cash to repurchase or otherwise prepay our other debt obligations, including the 4 1/2% and 5% Notes, the 2011 Convertible Notes and the new 8% and 12% Notes and, effectively requires the Company to elect to pay in kind, rather than cash, interest on its 2011 Convertible Notes and its new 12% Notes to the fullest extent it is permitted to do so under such notes. In addition, the Company issued 200,000 shares of common stock to MCG with a value of $84,000 upon issuance and agreed to register such shares in the future.

(c)  Convertible  Debt  Exchange  Offers

     The Company was required to repay $61.8 million of its 4 1/2% Notes in September 2002. As of December 31, 2001, the Company did not have cash nor did it believe it had access to new financing sufficient to make such a payment. The Company commenced exchange offers for the 4 1/2% Notes and 5% Notes primarily to extend the maturity of the obligations and to obtain consents to eliminate the requirement to offer to repay the 4 1/2% Notes and 5% Notes upon a termination of trading of the Company's common stock on a national securities exchange or established automated over-the-counter trading market.

     Under the exchange offers, which expired at midnight on April 1, 2002, the Company offered to exchange its new notes for up to the full amount of its currently outstanding 4 1/2% Notes and for up to the full amount of its currently outstanding 5% Notes. Under the terms of the 4 1/2% Notes exchange offer, the Company offered two exchange options:

     --$1,000 in principal amount of the new 12% Notes for each $1,000 in principal amount of the existing 4 1/2% Notes that are tendered.

     -- $600 in principal amount of the new 8% Notes, convertible into common stock, at $5.00 per share, and $100 in cash, in exchange for each $1,000 in principal amount of the existing 4 1/2% Notes that are tendered.

Under  the  terms  of  the  5%  Notes  exchange  offer,  the  Company  offered:

     --$1,000 in principal amount of the new 12% Notes for each $1,000 in principal amount of the existing 5% Notes.

     The Company completed the exchange for its 4 1/2% and 5% Notes on April 4, 2002, and issued a total of $70.65 million principal amount of its new 12% Notes and $2.8 million principal amount of its new 8% Notes and paid cash of $0.5 million in exchange for a total of $57.9 million principal amount of the outstanding 4 1/2% Notes and $17.4 million principal amount of the outstanding 5% Notes. $3.9 million principal amount of the 4 1/2% Notes and $0.7 million principal amount of the 5% Notes were not exchanged and remained outstanding after the exchanges. The Company paid accrued interest of $0.4 million in cash on the exchanged old notes upon the exchanges.

     The new 12% Notes accrue interest at a rate of 12% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002. Interest is payable in cash, except that the Company may, at its option, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment date in additional 12% Notes. The new 8% Notes accrue interest at a rate of 8% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002 and are convertible, at the option of the holder, into common stock at $5.00 per share.

     As part of the restructuring, the Company amended the indentures governing the 4 1/2% and 5% Notes that were not exchanged to remove the Company's obligation to repurchase the notes on the termination of trading of the Company's common stock on a national securities exchange or established automated over-the-counter trading market.

     In accordance with SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring," the exchange of $61.8 million of the 4 1/2% Notes into $53.2 million of the 12% Notes $2.8 million of the 8% Notes is accounted for as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) is less than the future cash flows to holders of 8% Notes and 12% Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on the balance sheet at $57.4 million. The difference between principal and the carrying amount of $1.4 million will be recognized as a reduction of interest expense over the life of the notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


NAME  OF  BENEFICIAL  OWNER  OR        NUMBER OF SHARES             PERCENT OF SHARES
      IDENTITY  OF  GROUP            BENEFICIALLY OWNED (1)         BENEFICIALLY OWNED
---------------------------         ----------------------          ------------------
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

                    TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                              INDEX TO S-X SCHEDULE

                                                                          PAGE
                                                                          ----

Report of Independent Accountants on Financial Statement Schedule          70
Schedule II -- Valuation & Qualifying Accounts                             71

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors
And  Stockholders  of  Talk  America  Holdings,  Inc.:

The audit referred to in our report dated February 7, 2000, relating to the consolidated financial statements of Talk America Holdings, Inc. (formerly Talk.com Inc.) and subsidiaries, which is contained in Item 8 of this Form 10-k, included the audit of the financial statement schedule listed in the accompanying index for the year ended December 31, 1999. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audit.

In our opinion, the financial statement Schedule II - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

BDO  Seidman,  LLP

New  York,  New  York
February  7,  2000

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                               ADDITIONS
                                  BALANCE AT   CHARGED TO    DEDUCTIONS    BALANCE
                                  BEGINNING    COSTS AND     FOR WRITE-   AT END OF
DESCRIPTION DEDUCTIONS            OF PERIOD     EXPENSES        OFFS        PERIOD
-------------------------------  -----------  -----------   ------------  ----------

YEAR ENDED DECEMBER 31, 2001:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible
  accounts                       $    29,429  $    92,778  $   (75,803)  $   46,404
                                 ===========  ===========  ============  ==========

YEAR ENDED DECEMBER 31, 2000:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible
  accounts                       $     5,021  $    53,772  $   (29,334)  $   29,459
                                 ===========  ===========  ============  ==========

YEAR ENDED DECEMBER 31, 1999:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible
  accounts                       $     1,669  $    28,250  $   (24,898)  $    5,021
                                 ===========  ===========  ============  ==========

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

10.42 Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-52166).*

10.43 Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 (File No. 333-52166).*

10.44 Amendment to Employment Agreement for Kevin Griffo dated March 28, 2001 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*

10.45 Amendment to Employment Agreement for George Vinall dated March 28, 2001 (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*

10.46 Second Amendment to Investment Agreement dated as of August 2, 2000 between the Company and America Online, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 3,
     2000).

10.47 Employment Agreement between the Company and Jeffrey Earhart dated October 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 14, 2001).*

10.48 Employment Agreement between the Company and Warren Brasselle dated March 8, 2000 (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).*

10.49 Form of Non-Qualified Stock Option Agreement, dated as of March 24, 2000, for Kevin Griffo (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2001).*

10.50 Restructuring and Note Agreement, dated as of September 19, 2001, between the Company and America Online, Inc. (incorporated by reference to Exhibit
     10.1  to  the  Company's  Current Report on Form 8-K filed on September 24,
     2001).

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

10.61 2001 Non-Officer Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 (File No. 333-74820).*

10.62 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of July 13, 2000, between Southwestern Bell Telephone Company, Nevada Bell Telephone Company, Pacific Bell Telephone Company, Southern New England Telephone, Ameritech and Talk.com Holding Corp. (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.63 Mi2A Amendment to the Interconnection Agreement under Section 271 of the Telecommunications Act of 1996 dated as of May 15, 2001, between Ameritech Michigan and Talk.com Holding Corp. (incorporated by reference to Exhibit
     10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.64 Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.65 Amendment dated February 9, 2001 to the Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.66 Lease Agreement by and between Bridge Plaza Partnership and The Furst Group, Inc. dates as of November 4, 1998 ((incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.67 Option dated July __, 2001 to Renew the Lease Agreement by and between Bridge Plaza Partnership and The Furst Group, Inc. dates as of November 4, 1998 (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.68 Office Lease by and between Reston Plaza I and II, LLC and Talk.com, Inc. dated as of April 28, 2000 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2001).

10.69 Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company (filed herewith).

10.70 Supplemental Indenture No. 1 dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company, to the Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company (filed herewith).

10.71 Supplemental Indenture No. 2 dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company, to the Indenture dated as of April 2, 2002 (filed herewith).

10.72 First Supplemental Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and U.S. Bank Trust National Association, to the Indenture dated as of September 9, 1997 (filed herewith).

10.73 First Supplemental Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and U.S. Bank Trust National Association, to the Indenture dated as of December 10, 1997 (filed herewith).

10.74  Amendment  Number  Four  to  Talk.com Loan Documents dated as of April 3,
     2002, between the Company, Talk America Inc., Access One Communications Corporation, each other Borrower under and as defined in the Credit Agreement (referenced therein), Lenders that are parties thereto, and MCG Capital Corporation

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2001).

23.1     Consent  of  Pricewaterhouse  Coopers  LLP.

23.2     Consent  of  BDO  Seidman.

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

Date:  April 12,  2002

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


SIGNATURE                            TITLE                            DATE



  Gabriel  Battista  /s/       Chairman of the Board           April  12,  2002
---------------------------    of Directors, Chief Executive
Gabriel  Battista              Officer and Director
                               (Principal  Executive  Officer)

  David  G.  Zahka  /s/        Chief  Financial  Officer       April  12,  2002
---------------------------    (Principal Financial Officer)
David  G.  Zahka

  Thomas  M.  Walsh  /s/        Vice President - Finance       April  12,  2002
---------------------------    (Principal Accounting Officer)
Thomas  M.  Walsh

  Edward B. Meyercord III /s/   President, Director and        April  12,  2002
---------------------------     Treasurer
Edward  B.  Meyercord,  III

  Mark S. Fowler /s/            Director                       April  12,  2002
---------------------------
Mark  S.  Fowler

  Arthur  J.  Marks  /s/        Director                       April  12,  2002
---------------------------
Arthur  J.  Marks

  Ronald  R.  Thoma  /s/        Director                       April  12,  2002
---------------------------
Ronald  R.  Thoma