Form 10-Q
period 2002-03-31
TALK AMERICA
filed 2002-05-14
CIK 948545

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         -------------------------------

                                    FORM 10-Q

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[  ]         TRANSACTION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE TRANSITION PERIOD FROM     TO
                                                 ----   ----

                        COMMISSION FILE NUMBER 0 - 26728

                           TALK AMERICA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                   23-2827736
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

     81,667,721 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of May 8, 2002.

-------------------------------------------------------------------------------

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                            PAGE
                                                                            ----

PART  I  -  FINANCIAL  INFORMATION:


Item  1.   Consolidated  Financial  Statements:

     Consolidated  Balance  Sheets  -  March  31,  2002  (unaudited)
     and  December  31,  2001 . . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Operations - Three Months Ended
     March 31, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . . .  4

     Consolidated Statements of Cash Flows - Three Months Ended
     March 31, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . . .  5

     Notes  to  Consolidated  Financial  Statements  (unaudited) . . . . . .  6

Item  2.   Management's  Discussion  and  Analysis  of  Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . . 12

Item  3.   Quantitative and Qualitative Disclosure About Market Risk . . . . 23


PART  II  -  OTHER  INFORMATION:

Item  2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . .  24

Item  6.  Reports  on  Form  8-K . . . . . . . . . . . . . . . . . . . . . . 24

     (a) Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM  1.    CONSOLIDATED  FINANCIAL  STATEMENTS


                                   TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                                    (UNAUDITED)


                                                                                        MARCH 31,    DECEMBER 31,
                                                                                          2002           2001
ASSETS
Current assets:
   Cash and cash equivalents                                                           $   22,895   $      22,100
   Accounts receivable, trade (net of allowance for uncollectible accounts of $39,545 and $46,404 at March 31, 2002 and
       December 31, 2001, respectively)                                                    23,222          26,647
   Prepaid expenses and other current assets                                                1,892           1,951
                                                                                       -----------   -------------
        Total current assets                                                               48,009          50,698

Property and equipment, net                                                                74,030          77,285
Goodwill and intangibles, net                                                              29,014          29,672
Other assets                                                                                7,365           7,566
                                                                                       -----------  --------------
                                                                                       $  158,418   $     165,221
                                                                                       ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                    $   32,749   $      43,098
   Sales, use and excise taxes                                                              7,629           8,339
   Deferred revenue                                                                         8,538          10,193
   Current portion of long-term debt                                                        9,127          10,544
   Convertible subordinated notes due 2002                                                  3,910           3,910
   Other current liabilities                                                               11,871          11,189
                                                                                       -----------   -------------
        Total current liabilities                                                          73,824          87,273
                                                                                       -----------   -------------

Long-term debt:
   Convertible notes due 2011 (principal of $33,607 and  $32,773 and future accrued interest of $29,845 and $30,982 at March 31, 2002
     and December 31, 2001, respectively)                                                  63,452          63,755
   Convertible subordinated notes due 2002                                                 57,934          57,934
   Convertible subordinated notes due 2004                                                 18,093          18,093
   Senior credit facility and other long-term debt                                         11,323          12,588
                                                                                       -----------   -------------
        Total long-term debt                                                              150,802         152,370
                                                                                       -----------   -------------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock - $.01 par value, 5,000,000 shares authorized;
     no shares outstanding                                                                     --              --
   Common stock - $.01 par value, 300,000,000 shares authorized;
     81,652,721 and 81,452,721 shares issued and outstanding at
     March 31,  2002 and December 31, 2001, respectively                                      817             815
   Additional paid-in capital                                                             350,708         350,626
   Accumulated deficit                                                                   (417,733)       (425,863)
                                                                                       -----------   -------------
        Total stockholders' equity (deficit)                                              (66,208)        (74,422)
                                                                                       -----------   -------------
                                                                                       $  158,418   $     165,221
                                                                                       ===========   =============

                    See accompanying notes to consolidated financial statements.



                    TALK  AMERICA  HOLDINGS,  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                       (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ------------------------
                                                                      2002        2001
                                                                 ------------  ----------
Sales                                                              $   79,447   $131,780

Costs and expenses:
   Network and line costs                                              40,219     64,705
   General and administrative expenses                                 14,561     20,445
   Provision for doubtful accounts                                      4,007     14,697
   Sales and marketing expenses                                         5,895     31,454
   Depreciation and amortization                                        4,443      9,214
                                                                 ------------  ----------
      Total costs and expenses                                         69,125    140,515
                                                                 ------------  ----------

Operating income (loss)                                                10,322     (8,735)
Other income (expense):
   Interest income                                                         89        523
   Interest expense                                                    (1,474)    (1,584)
   Other expense, net                                                    (807)      (352)
                                                                 ------------  ----------
Income (loss) before provision for income taxes                         8,130    (10,148)
Provision for income taxes                                                 --         --
                                                                 ------------  ----------
Net income (loss)                                                  $    8,130   $(10,148)
                                                                 ============  ==========

Income (loss) per share - Basic:
   Net income (loss) per share                                     $     0.10   $  (0.13)
                                                                 ============  ==========
   Weighted average common shares outstanding                          81,555     78,372
                                                                 ============  ==========
Income (loss) per share - Diluted:
   Net income (loss) per share                                     $     0.10   $  (0.13)
                                                                 ============  ==========
   Weighted average common and common equivalent shares
     outstanding.                                                      81,657     78,372
                                                                 ============  ==========

          See  accompanying  notes  to  consolidated  financial  statements.


                                    TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                           -------------------------
                                                                                                 2002        2001
                                                                                              ----------  ----------
Cash flows from operating activities:
   Net income (loss)                                                                          $    8,130   $(10,148)

   Reconciliation of net income (loss) to net cash provided by (used in)
     operating activities:
     Provision for doubtful accounts                                                               4,007     14,697
     Depreciation and amortization                                                                 4,443      9,214
     Loss on sale and retirement of assets                                                           205        116
     Other non-cash charges                                                                           84         --
     Changes in assets and liabilities:
        Accounts receivable, trade                                                                  (582)   (22,195)
        Prepaid expenses and other current assets                                                    192        172
        Other assets                                                                                 120        212
        Accounts payable and accrued expenses                                                    (10,349)    (8,356)
        Deferred revenue                                                                          (1,655)    (1,863)
        Sales, use and excise taxes                                                                 (710)      (462)
        Other liabilities                                                                            682      1,658
                                                                                                ----------  --------
           Net cash provided by (used in) operating activities                                     4,567    (16,955)
                                                                                                ----------  --------

Cash flows from investing activities:
   Capital expenditures                                                                             (737)    (1,151)
   Acquisition of intangibles                                                                        (50)        (4)
                                                                                                ----------  --------
           Net cash used in investing activities                                                    (787)    (1,155)
                                                                                                ----------  --------

Cash flows from financing activities:
   Payments of borrowings                                                                         (2,985)       (10)
                                                                                                ----------  --------
          Net cash used in financing activities                                                   (2,985)       (10)
                                                                                                ----------  --------

Net increase (decrease) in cash and cash equivalents                                                 795    (18,120)
Cash and cash equivalents, beginning of period                                                    22,100     40,604
                                                                                                ----------  --------
Cash and cash equivalents, end of period                                                      $   22,895   $ 22,484
                                                                                                ==========  ========


                         See  accompanying  notes  to  consolidated  financial statements.

                    TALK  AMERICA  HOLDINGS,  INC.  AND  SUBSIDIARIES
                      NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                      (UNAUDITIED)

NOTE  1.  ACCOUNTING  POLICIES

(A)  BASIC  PRESENTATION

     The consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly owned subsidiaries, primarily Talk America Inc. (collectively, the "Company"), and have been prepared as if the entities had operated as a single consolidated group since their respective dates of incorporation. All intercompany balances and transactions have been eliminated.

     The consolidated financial statements and related notes thereto as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2001 was derived from the audited financial statements included in the Company's Form 10-K, as amended by its Form 10-K/A filed April 12, 2002. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended by its Form 10-K/A filed April 12, 2002. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(B)  RISKS  AND  UNCERTAINTIES

     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

     - The Company's business strategy with respect to bundled local and long distance services may not succeed
     - Failure to manage, or difficulties in managing, the Company's growth, operations or restructurings including attracting and retaining qualified personnel and opening up new territories for its services with favorable gross margins
     - Dependence on the availability and functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services
     -    Increased  price  competition  in  local  and  long  distance services
     - Failure or interruption in the Company's network and information systems
     -    Changes  in  government  policy,  regulation  and  enforcement
     - Adverse developments in the Company's relationship with its marketing partners
     - Failure of the marketing of the bundle of the Company's local and long distance services under its direct marketing channels and under its agreements with its various marketing partners and failure to successfully add new marketing partners
     - Failure of the Company's collection management system and credit controls efforts for customers
     -    Inability  to  adapt  to  technological  change
     -    Competition  in  the  telecommunications  industry
     - Inability to manage customer attrition and bad debt expense and lower customer acquisition costs
     -    Adverse  change  in  Company's  relationship with third party carriers
     - Failure or bankruptcy of other telecommunications companies whom the Company relies upon for services and revenues
     - Ability to realize the benefit of any net operating loss carryforwards on future taxable income generated by the Company

     Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

     In addition, the Company has received a notice of non-compliance with its applicable listing standards from the Nasdaq National Market; the delisting from the Nasdaq National Market may adversely impact the market price and liquidity of the Company's common stock

(C)  NEW  ACCOUNTING  PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which establishes the impairment approach rather than amortization for goodwill and indefinite-lived intangible assets. Effective January 1, 2002, the Company was no longer required to record amortization expense on goodwill and indefinite-lived intangible assets, but instead is required to evaluate these assets for potential impairment at least annually and to record a charge for any such impairment. A preliminary assessment of any potential impairment indicated that no impairment existed at January 1, 2002.

     The impact of prior year goodwill and indefinite-lived intangible assets amortization to reported earnings was as follows:


                                                                                 Three Months Ended March 31,
                                                                              -----------------------------------
                                                                                   2002                 2001
                                                                              -------------       ---------------
Net income (loss) as reported                                                    $ 8,130             $(10,148)
Goodwill and indefinite-lived intangible assets amortization                          --                5,386
                                                                              -------------       ---------------
Adjusted net income (loss)                                                       $ 8,130             $ (4,762)
                                                                              =============      ================

Basic income (loss) per share:
   Net income (loss) as reported per share                                       $  0.10             $  (0.13)
   Goodwill and indefinite-lived intangible assets amortization per share             --                 0.07
                                                                              -------------      ----------------
   Adjusted net income (loss) per share                                          $  0.10             $  (0.06)
                                                                              =============      ================

Dilutive income (loss) per share:
   Net income (loss) as reported per share                                       $  0.10             $  (0.13)
   Goodwill amortization and indefinite-lived intangible
     assets amortization per share                                                    --                 0.07
                                                                              -------------      ----------------
   Adjusted net income (loss) per share                                          $  0.10             $  (0.06)
                                                                              =============      ================

     Goodwill and indefinite-lived intangible assets were $19.5 million at March 31, 2002. Intangible assets with a definite life consisted of a service mark and purchased customer accounts and are being amortized on a straight-line basis over 5 years. The Company's balance of intangible assets with a definite life was $9.5 million at March 31, 2002, net of accumulated amortization of $4.1 million. Amortization expense on intangible assets with a definite life for the next 5 years as of March 31, is as follows: 2003 - $2.8 million, 2004 - $2.8 million, 2005 - $2.8 million, 2006 - $1.0 million and 2007 - $4,000.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material effect on its consolidated results of operations or financial position upon adoption.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Adoption of SFAS 144 has had no impact on the Company's consolidated results of operations or financial position.

     Effective January 1, 2002, the Company also adopted Emerging Issues Task Force (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's statement of operations and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration relates to a separate, identifiable benefit and the benefit's fair value can be established. The adoption of this issue resulted in a reclassification of approximately $6.1 million from sales and marketing expenses to net sales for the quarter ended March 31, 2001 attributed to direct marketing promotion check campaigns. The adoption of EITF 01-09 did not have a material effect on the Company's consolidated financial statements for the three months ended March 31, 2002.

NOTE  2.  CONVERTIBLE  SUBORDINATED  NOTES  AND  EXCHANGE  OFFERS

     In September 1997, the Company sold $300 million of 4 1/2% Convertible Subordinated Notes ("4 1/2% Notes") that mature on September 15, 2002. Interest on the 4 1/2% Notes is due and payable semiannually on March 15 and September 15 of each year. At March 31, 2002, $61.8 million principal amount of the 4 1/2% Notes remained outstanding.

     In December 1997, the Company sold $200 million of 5% Convertible Subordinated Notes ("5% Notes") that mature on December 15, 2004. Interest on the 5% Notes is due and payable semiannually on June 15 and December 15 of each year. At March 31, 2002, $18.1 million principal amount of the 5% Notes remained outstanding.

     The Company was required to repay $61.8 million of its 4 1/2% Notes in September 2002 and the Company did not have cash, nor did it believe it had access to new financing, sufficient to make such a payment. The Company commenced exchange offers for the 4 1/2% Notes and 5% Notes primarily to extend the maturity of the obligations and to obtain consents to eliminate the requirement to offer to repay the 4 1/2% Notes and 5% Notes upon a termination of trading of the Company's common stock on a national securities exchange or established automated over-the-counter trading market.

     Under the exchange offers, which expired at midnight on April 1, 2002, the Company offered to exchange its new notes for up to the full amount of its currently outstanding 4 1/2% Notes and for up to the full amount of its currently outstanding 5% Notes. Under the terms of the 4 1/2% Notes exchange offer, the Company offered two exchange options:

     -- $1,000 in principal amount of the new 12% Senior Subordinated PIK Notes due August 2007 ("12% Notes") for each $1,000 in principal amount of the existing 4 1/2% Notes that are tendered.

     -- $600 in principal amount of the new 8% Convertible Senior Subordinated Notes due August 2007 ("8% Notes"), convertible into common stock, at $5.00 per share, and $100 in cash, in exchange for each $1,000 in principal amount of the existing 4 1/2% Notes that are tendered.

     Under  the  terms  of  the  5%  Notes  exchange offer, the Company offered:

     -- $1,000 in principal amount of the new 12% Notes for each $1,000 in principal amount of the existing 5% Notes.

     The Company completed the exchange for its 4 1/2% and 5% Notes on April 4, 2002, and issued a total of $70.7 million principal amount of its new 12% Notes and $2.8 million principal amount of its new 8% Notes and paid cash of $0.5 million in exchange for a total of $57.9 million principal amount of the outstanding 4 1/2% Notes and $17.4 million principal amount of the outstanding 5% Notes. After the exchanges, $3.9 million principal amount of the 4 1/2% Notes and $0.7 million principal amount of the 5% Notes remained outstanding. The Company paid accrued interest of $0.4 million on the exchanged old notes upon closing of the exchanges.

     The new 12% Notes accrue interest at a rate of 12% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002. Interest is payable in cash, except that the Company may, at its option, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment date in additional 12% Notes (see Note 5 regarding the Company's agreement under its Credit Facility Agreement to pay interest in kind to the maximum extent possible). The new 8% Notes accrue interest at a rate of 8% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002 and are convertible, at the option of the holder, into common stock at $5.00 per share.

     As part of the restructuring, the Company amended the indentures governing the 4 1/2% and 5% Notes that were not exchanged to remove the Company's obligation to repurchase the notes on the termination of trading of the Company's common stock on a national securities exchange or established automated over-the-counter trading market.

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the exchange of $61.8 million of the 4 1/2% Notes into $53.2 million of the 12% Notes and $2.8 million of the 8% Notes is accounted for as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) is less than the future cash flows to holders of 8% Notes and 12% Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on the balance sheet at $57.4 million and was reclassified as long-term debt. The difference between principal and the carrying amount of $1.4 million will be recognized as a reduction of interest expense over the life of the new notes.

NOTE  3.  AOL  AGREEMENTS

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

     The 2011 Convertible Notes were issued in exchange for a release of the Company's reimbursement obligations under the Investment Agreement. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20.0 million by surrender and cancellation of $20.0 million principal amount of the 2011 Convertible Notes delivered to AOL, thereby reducing the outstanding principal amount of the 2011 Convertible Notes to $34.0 million. The 2011 Convertible Notes are convertible into shares of the Company's common stock at the rate of $5.00 per share, may be redeemed by the Company at any time without premium and are subject to mandatory redemption at the option of the holder on September 15, 2006 and September 15, 2008. The 2011 Convertible Notes accrue interest at the rate of 8% per year on the principal amount, payable two times a year each January 1 and July 1; interest is payable in cash, except that the Company may elect to pay up to 50% (100% in the case of the first interest payment) of the interest due on any payment date in kind rather than in cash (see Note 5 regarding the Company's agreement under its Credit Facility Agreement to pay interest in kind to the maximum extent possible). The 2011 Convertible Notes are guaranteed by the Company's principal operating subsidiaries and are secured by a pledge of the Company's and the subsidiaries' assets.

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

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the AOL Restructuring transaction was accounted for as a troubled debt restructuring. The Company combined all liabilities due
AOL at the time of the Restructuring Agreement, including the contingent redemption feature of the warrants with a value of $34.2 million and the contingent redemption feature of the common stock with a value of $54.0 million. The total liability of $88.2 million was reduced by the fair value of the 3,078,628 incremental shares provided to AOL of $1.4 million and cash paid in connection with the AOL Restructuring of $3.5 million. Since the remaining value of $83.3 million was greater than the future cash flows to AOL of $66.4 million (representing the $34.0 million of convertible debt and $32.4 million of future interest expense), the liability was written down to the value of the future cash flows due to AOL and an extraordinary gain of $16.9 million was recorded in the third quarter of 2001. As a result of this accounting treatment, the Company will record no interest expense associated with these convertible notes in future periods in the Company's statement of operations.

     On February 21, 2002, by letter agreement, AOL agreed to waive certain rights that it had under the Restructuring Agreement with respect to the Company's restructuring of its existing 4 1/2% and 5% Notes. As conditions to the waiver of such rights with respect to the restructuring its 4 1/2% and 5% Notes, the Company agreed to (i) provide that the new notes to be exchanged for the existing 4 1/2% and 5% Notes have a maturity date after September 19, 2006 and, if convertible, have a conversion price of not less than $5.00, (ii) make a prepayment on the 2011 Convertible Notes equal to forty percent of the amount of cash (excluding accrued interest paid on existing notes which are exchanged) that the Company pays to the holders of the existing notes in the exchange offers and (iii) limit the aggregate amount of cash that the Company pays under the exchange offers and to AOL under the letter agreement to $10 million. Under the letter agreement, the Company also paid AOL approximately $1.2 million as a prepayment on the 2011 Convertible Note, approximately $0.7 million of which was credited against amounts the Company owes AOL under the letter agreement for cash payments in the exchange offers. After giving effect to the prepayment, and taking into account the interest that had been paid on the 2011 Convertible Notes in additional principal amount of the 2011 Convertible Notes, there was outstanding as of March 31, 2002, an aggregate of $33.6 million principal amount of the 2011 Convertible Notes and the Company did not owe AOL any additional payments related to the exchange offers. In addition, by letter agreement dated April 22, 2002, AOL agreed to waive certain rights that it had under the Restructuring Agreement with respect to the purchase prior to maturing of the balance of the $3.9 million of the outstanding 4 1/2% Notes.

NOTE  4.  LEGAL  PROCEEDINGS:

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

NOTE  5.  SENIOR  CREDIT  FACILITY

     The Company's principal operating subsidiaries have a Credit Facility Agreement with MCG Finance Corporation ("MCG"), providing for a term loan of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The availability of the line of credit facility is subject, among other things, to the successful syndication of that facility. Loans under the Credit Facility Agreement bear interest at a rate equal to either (a) the Prime

Rate, or (b) LIBOR, plus, in each case, the applicable margin. The applicable margin was initially 2.5% for borrowings accruing interest at the Prime Rate and 4% for borrowings accruing interest at LIBOR; thereafter, the applicable margin was based on the ratio of funded debt to trailing twelve-month operating cash flow, determined on a consolidated basis, and varied from 2.0% to 2.5% for borrowings accruing interest at the Prime Rate and from 3.5% to 4.0% for borrowings accruing interest at LIBOR. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, and leverage ratio and interest coverage ratio requirements. The credit facilities under the Credit Facility Agreement were extended by amendment to June 30, 2005 for the term loan facility and to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are secured by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents; the Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. In connection with the AOL Restructuring, MCG entered into an Intercreditor Agreement with AOL. At March 31, 2002, $16.3 million principal balance remained outstanding under the term loan facility and no amounts were outstanding or available under the line of credit facility.

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

     By amendments on February 12, 2002 and April 3, 2002, the Company restructured certain portions of the Credit Facility Agreement and the related consulting agreement and other loan documents. This restructuring amended the financial covenants for 2002 through 2005 to be consistent with the Company's internal projections. As of and after January 1, 2002, the applicable margin will be 7.0% for borrowings accruing interest at LIBOR and 6.0% for borrowings accruing interest at the Prime Rate. The restructuring also added mandatory prepayment provisions if the Company used a total of $10.0 million or more of cash to repurchase or otherwise prepay its other debt obligations, including the 4 1/2% and 5% Notes, the 2011 Convertible Notes and the new 8% and 12% Notes, and effectively requires the Company to elect to pay in kind, rather than cash, interest on its 2011 Convertible Notes and its new 12% Notes to the fullest extent it is permitted to do so under such notes. In addition, the Company issued 200,000 shares of common stock to MCG with a value of $84,000 upon issuance and agreed to register such shares in the future.

NOTE  6.  IMPAIRMENT  AND  RESTRUCTURING  CHARGES

     In 2001, the Company recorded an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One Communications Corp., ("Access One"), a private, local telecommunications service provider to nine states in the southeastern United States. The goodwill was created by purchase accounting treatment of the Access One merger transaction that closed in August 2000. SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," required the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121 due to the increased bad debt rate and increased customer churn, as well as the AOL Restructuring that occurred in the quarter ended September 30, 2001. The Company addressed these operational issues by improving credit quality through credit scoring the existing and future customer base, slowing down growth of new expected customers through decreased marketing, and lowering product pricing. These and other actions taken by the Company resulted in lower current and future projected growth of bundled revenues and cash flows than those originally projected at the time of the Access One merger. The write-down of goodwill was based on an analysis of projected discounted cash flows using a discount rate of 18%, which results determined that the fair value of the goodwill was substantially less than the carrying value.

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

NOTE  7.  PER  SHARE  DATA:

     Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options, warrants and convertible bonds. Earnings per share are computed as follows (in thousands):


                                                                 THREE MONTHS ENDED,
                                                           ------------------------------
                                                                  2002            2001
                                                             ------------    ------------
Net income (loss)                                              $  8,130         $(10,148)
                                                             ============    ============

Average shares of common stock outstanding used to
   compute basic earnings per share                              81,555           78,372
Additional common shares issued assuming exercise of
   stock options and warrants, net of shares assumed
   reacquired and conversion of convertible bonds *                 102               --
                                                             ------------    ------------
Average shares of common and common equivalent stock
   outstanding used to compute dilutive earnings per share       81,657           78,372
                                                             ============    ============

Income (loss) per share - Basic:
   Net income (loss) per share                                  $  0.10         $  (0.13)
                                                             ============    ============
   Weighted average common shares outstanding                    81,555           78,372
                                                             ============    ============
Income (loss) per share - Diluted:
   Net income (loss) per share                                  $  0.10         $  (0.13)
                                                             ============    ============
   Weighted average common and common equivalent
   shares outstanding                                            81,657           78,372
                                                             ============    ============


* The diluted share basis for the three months ended March 31, 2001 excludes convertible notes, options and warrants due to their antidilutive effect as a result of the Company's net loss from continuing operations. The diluted share basis for the three months ended March 31, 2002 excludes convertible notes that are convertible into 10.0 million shares of common stock due to their antidilutive effect. A significant portion of the 4 1/2% and 5% convertible notes were exchanged for new 12% Notes and 8% Notes on April 4, 2002 (see Note
2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

     The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q and in the Company's Annual on Form 10-K, as amended by its Form 10-K/A filed April 12, 2002 and any subsequent filings. Certain of the statements contained herein may be considered forward-looking statements. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations.
Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

     Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed elsewhere in this Form 10-Q (see particularly Note 1(b) of the Consolidated Financial Statements) and the Company's other filings with the Securities and Exchange Commission, important factors that could cause such actual results to differ materially include, among others, increased price competition for long distance and local services, failure of the marketing of the bundle of local and long distance services and long distance services under its agreements with its marketing partners and its direct marketing channels, failure to manage the nonpayment of amounts due the Company from its customers from bundled and long distance services, attrition in the number of end-users, failure or difficulties in managing the Company's operations, including attracting and retaining qualified personnel, failure of the Company to be able to expand its active offering of local bundled services in a greater number of states, failure to provide timely and accurate billing information to customers, failure of the Company to manage its collection management systems and credit controls for customers, interruption in the Company's network and information systems, failure of the Company to provide adequate customer service, and changes in government policy, regulation and enforcement and/or adverse judicial interpretations and rulings relating to such regulations and enforcement. Except as otherwise required by law, the Company undertakes no obligation to update its forward-looking statements.

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

     The Company's telecommunication services offerings primarily include the bundled service offering of local and long distance voice services, which are billed to customers in one combined invoice. Local phone services include local dial tone and unlimited local calling with a variety of features such as voice mail and call waiting. Long distance phone services include traditional 1+ long distance, international and calling cards. The Company uses the unbundled network element platform ("UNE-P") incumbent local exchange carriers ("ILECs") network to provide local services and the Company's nationwide network to provide long distance services. The Company attracts new customers through direct marketing channels, advertising, agent and referral programs and marketing arrangements with business partners.

RESULTS  OF  OPERATIONS

The following table sets forth for the periods indicated certain financial data of the Company as a percentage of sales:


                                      THREE MONTHS ENDED
                                           MARCH 31,
                                     -------------------
                                         2002     2001
                                       --------  -------
Sales                                   100.0%    100.0%
Costs and expenses:
   Network and line costs                50.6      49.1
   General and administrative expenses   18.3      15.5
   Provision for doubtful accounts        5.1      11.1
   Sales and marketing expenses           7.4      23.9
   Depreciation and amortization          5.6       7.0
                                       --------  -------
     Total costs and expenses            87.0     106.6
                                       --------  -------
Operating income (loss)                  13.0      (6.6)
Other income (expense):
   Interest income                        0.1       0.4
   Interest expense                      (1.9)     (1.2)
   Other expense, net                    (1.0)     (0.3)
                                       --------  -------
Income (loss) before income taxes        10.2      (7.7)
Provision for income taxes                 --        --
                                       --------  -------
Net income (loss)                        10.2%    (7.7)%
                                       ========  =======


QUARTER  ENDED  MARCH  31,  2002  COMPARED  TO  QUARTER  ENDED  MARCH  31,  2001

     Sales. Sales decreased by 39.7% to $79.4 million for the quarter ended March 31, 2002 from $131.8 million for the quarter ended March 31, 2001. Effective January 1, 2002, the Company adopted Emerging Issues Task Force (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The adoption of this issue resulted in a reclassification of approximately $6.1 million from sales and marketing expenses to net sales for the quarter ended March 31, 2001 attributed to direct marketing promotional check campaigns. The adoption of EITF 01-09 did not have a material effect on the Company's consolidated financial statements for the three months ended March 31, 2002.

     The Company's long distance sales decreased to $43.9 million for the quarter ended March 31, 2002 from $86.5 million for the quarter ended March 31, 2001. A significant percentage of the Company's revenues were derived from long distance telecommunication services provided to customers who were obtained under the AOL marketing agreement. The AOL marketing relationship was discontinued effective September 30, 2001, which contributed to the decline in long distance customers and revenues. Long distance revenues also decreased in 2001 due to customer attrition and are expected to continue to decline so long as the Company continues to focus its marketing efforts on the bundled product. Long distance revenues are expected to decline to between $38 and $40 million in the second quarter of 2002 and for the full year 2002 are expected to be between $135 and $145 million.

     The Company's bundled sales for the quarter ended March 31, 2002 were $35.5 million compared with $45.3 million for the quarter ended March 31, 2001. The decrease in bundled sales in the first quarter of 2002 reflects the Company's decision to slow growth in bundled sales while the Company pursued its plans to improve the efficiencies of the Company's bundled business model and improve customer collections. In addition, a significant portion of the bundled sales for the quarter ended March 31, 2001 were generated from bundled service customers acquired through marketing programs that had been discontinued in 2001. Bundled revenues are expected to increase to between $37 and $40 million in the second quarter of 2002. Bundled revenues for the full year 2002 are expected to be between $165 and $175 million.

     Network and Line Costs. Network and line costs decreased by 37.8% to $40.2 million for the quarter ended March 31, 2002 from $64.7 million for the quarter ended March 31, 2001. The decrease in costs was primarily due to a lower number of local and long distance customers, a reduction in access and usage charges and a reduction in primary interexchange carrier charges ("PICC"). As a percentage of sales, network and line costs increased to 50.6% for the quarter ended March 31, 2002, as compared to 49.1% for the same quarter last year. The increase in network and line costs as a percentage of sales were attributed to more competitively priced products for both local and long distance services and changes in product mix.

     Gross profit, defined as sales less network and line costs, decreased by 41.5% for the quarter ended March 31, 2002 to $39.2 million from $67.1 million for the same quarter last year, and, as a percentage of sales, decreased to 49.4% as compared to 50.9% for the quarter ended March 31, 2001. The decrease in gross profit is due to the Company's decision to lower its pricing for both local and long distance service and focus on delivering better service and value to its customers. In addition, the growth of local bundled service as a percentage of total revenue and the intensification of price competition for the Company's products have also contributed to decreased gross profits as a percentage of sales.

     General and Administrative Expenses. General and administrative expenses decreased by 28.8% to $14.6 million for the quarter ended March 31, 2002 from $20.4 million for the quarter ended March 31, 2001. The overall decrease in general and administrative expenses was due primarily to significant workforce reductions and other cost cutting efforts by the Company as it pursued improvements in operating efficiencies of the Company's bundled business model. The Company had increased personnel costs associated with supporting the Company's expansion of its bundled services offerings, including customer service, provisioning and collections personnel during the quarter ended March 31, 2001. As a percentage of sales, general and administrative expenses increased to 18.3% as compared to 15.5% for the quarter ended March 31, 2001 due primarily to the decline in the Company's sales. The Company expects further general and administrative expense efficiencies as growth continues and the Company is able to leverage its existing business infrastructure.

     Provision for Doubtful Accounts. Provision for doubtful accounts decreased by 72.7% to $4.0 million for the quarter ended March 31, 2002 from $14.7 million for the same quarter last year, and, as a percentage of sales, decreased to 5.1% as compared to 11.1% for the quarter ended March 31, 2001. The Company had taken several steps during the third and fourth quarters of 2001 to reduce bad debt expense, improve the overall credit quality of its customer base and increase its collections of past due amounts. The benefits of the Company's actions to reduce bad debt expense and improve the overall credit quality of its customer base are reflected in the lower bad debt expense for the quarter ended March 31, 2002.

     Sales and Marketing Expenses. During the quarter ended March 31, 2002, the Company incurred $5.9 million of sales and marketing expenses as compared to $31.5 million for the same quarter last year, a 81.3% decrease, and, as a percentage of sales, a decrease to 7.4% as compared to 23.9% for the quarter ended March 31, 2001. The decrease is primarily attributable to the reduction in marketing fees paid to AOL due to the termination of the marketing relationship with AOL effective September 30, 2001. The decline is also attributable to decreased direct promotional and advertising campaigns. Sales and marketing expenses declined further as the Company slowed growth as it pursued its plan to improve efficiencies of the Company's bundled business model.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2002 was $4.4 million, a decrease of $4.8 million compared to $9.2 million for the quarter ended March 31, 2001, and, as a percentage of sales, decreased to 5.6% as compared to 7.0% for the quarter ended March 31, 2001. The Company's amortization expense decreased significantly for the quarter ended March 31, 2002 due to the write-off of goodwill associated with the acquisition of Access One in the third quarter of 2001. Additionally, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which established the impairment approach rather than amortization for goodwill, resulting in reduced amortization in first quarter of 2002 (See "Recent Accounting Pronouncements").

     Interest Income. Interest income was $89,000 for the quarter ended March 31, 2002 versus $523,000 for the quarter ended March 31, 2001. Interest income for the quarter ended March 31, 2002 was lower due to the Company's lower average cash balances and a decrease in interest rates during the first quarter of 2002 as compared to the first quarter of 2001.

     Interest Expense. Interest expense was $1.5 million for the quarter ended March 31, 2002 as compared to $1.6 million for the quarter ended March 31, 2001. The decrease is due to lower average debt balances during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. As a result of the exchange offers for the Company's 4 1/2% and 5% Notes and MCG credit facility restructuring, the Company's interest expense will be higher in future periods (see "Liquidity and Capital Resources").

     Other Expense, Net. Net other expense was $807,000 for the quarter ended March 31, 2002 compared to $352,000 for the quarter ended March 31, 2001. The amount for the quarter ended March 31, 2002 primarily consists of cost in connection with the Company's restructuring of its convertible subordinated notes (see Note 2 of the Consolidated Financial Statements).

     Provision for income taxes. At March 31, 2002 and 2001, a full valuation allowance has been provided against the Company's net operating losses and other deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded a full valuation allowance on the net deferred tax assets. For the quarter ended March 31, 2002, although the Company has net income, no provision for income taxes has been reflected on the statement of operations due to the full valuation allowance. The Company has not recorded any income tax expense or benefit for the quarter ended March 31, 2001 because the Company incurred losses during this period as well as maintaining the full valuation allowance.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's cash requirements arise primarily from the subsidiaries' operational needs, the subsidiaries' capital expenditures and the debt service obligations of Talk America Inc. and of Talk America Holdings, Inc. Since Talk America Holdings, Inc. conducts all of it operations through its subsidiaries, primarily Talk America Inc., it relies on dividends, distributions and other payments from its subsidiaries to fund its obligations. The MCG Credit Facility and related agreements contain certain covenants, including covenants that may restrict such payments by the subsidiaries to Talk America Holdings, Inc.

     Contractual obligations of the Company as of March 31, 2002, as adjusted to reflect the exchange offers for the Company's 4 1/2% and 5% Notes as though the exchanges had occurred on such date, are summarized as follows (in thousands):



                                                                            1 year or    2 - 3     4 - 5
Contractual Obligations                                             Total      less      Years     Years   Thereafter
-----------------------------------------                     ------------ ----------  ---------  --------  ---------
Talk America Holdings, Inc.:
----------------------------
   4 1/2% Notes due 2002 (2)                                  $     3,910    $ 3,910    $    --    $   --    $     --
   5% Notes due 2004 (2)                                              670         --        670        --          --
   8% Convertible Notes due 2011 (1)                               65,159      1,707      2,911     3,151      57,390
   12% Notes due 2007 (2)                                          70,653         --         --        --      70,653
   8% Notes due 2007 (2)(3)                                         4,234         --         --        --       4,234

Talk America Inc. and other subsidiaries:
------------------------------------------
   Senior Credit Facility                                          16,250      5,000     10,000     1,250          --
   Capital Lease Obligations                                          700        627         73        --          --
   Other Long-Term Obligations                                      1,793      1,793         --        --          --
                                                              ------------ ----------  ---------  --------  ---------
Total Contractual Debt Obligations                            $   163,369    $13,037    $13,654    $4,401    $132,277
                                                              ============ ==========  =========  ========  =========

----------

(1) The 2011 Convertible Notes include $33.6 million of principal and $31.6 million of future accrued interest (see Note 2 of the Consolidated Financial Statements). The 2011 Convertible Notes are subject to mandatory redemption, at the option of the holder, in September 2006 and September 2008 at par plus accrued interest.

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

(3) The 8% Notes include $2.8 million of principal and $1.4 million of future accrued interest (see Note 2 of the Consolidated Financial Statements).

     The Company leases office space and equipment under operating lease agreements. Certain leases contain renewal options and purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of December 31, 2001, the Company had future minimum annual lease obligations under noncancellable operating leases with terms in excess of one year as follows: 2002 - $1.8 million, 2003 - $1.7 million, 2004 - $1.4 million, 2005 - $0.9 million, 2006 - $0.4 million and 2007 and thereafter - $0.3 million.

     The Company is also party to various network service agreements, which contain certain minimum usage commitments. The largest contract establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2002 - $22.2 million, 2003 - $22.8 million and 2004 - $27.9 million. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2002 - $3.0 million, 2003 - $6.0 million and 2004 - $3.0 million.

     The Company relies on internally generated funds and cash and cash equivalents on hand to fund its capital and financing requirements. The Company had $22.9 million of cash and cash equivalents as of March 31, 2002, and $22.1 million as of December 31, 2001.

     Net cash provided by operating activities was $4.6 million for the quarter ended March 31, 2002 compared to net cash used in operating activities of $17.0 million for quarter ended March 31, 2001. For the quarter ended March 31, 2002, the major contributors to the net cash provided by operating activities were the net income of $8.1 million and non-cash charges of $8.7 million primarily consisting of provision for doubtful accounts of $4.0 million and depreciation and amortization of $4.4 million. These amounts were offset by an increase in accounts receivable of $582,000 and a decrease in accounts payable of $10.3 million. For the quarter ended March 31, 2001, the net cash used in operating activities was mainly generated by the net loss of $10.1 million, an increase in accounts receivable of $22.2 million and decrease in accounts payable of $8.4 million offset by a increase in other liabilities of $1.7 million and non-cash items of $24.0 million.

     Net cash used in investing activities was $787,000 during the quarter ended March 31, 2002, which consisted of capitalized internal use computer software costs of $570,000 and the remaining balance related to purchase of property, equipment and intangibles. Net cash used in investing activities was $1.2 million during the quarter ended March 31, 2001, which primarily related to the purchase of property, equipment and intangibles.

     Net cash used in financing activities for the quarter ended March 31, 2002 was $3.0 million compared to $10,000 for the quarter ended March 31, 2001. The net cash used in financing activities for the quarter ended March 31, 2002 was primarily attributable to payment of borrowings under the Company's credit facility of $1.3 million, payments under 2011 Convertible Notes of $1.2 million and payments under capital lease obligations.

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

CONVERTIBLE SUBORDINATED NOTES AND EXCHANGE OFFERS (see Note 2, of the Consolidated Financial Statements)

     In September 1997, the Company sold $300 million of 4 1/2% Notes that mature on September 15, 2002. Interest on the 4 1/2% Notes is due and payable semiannually on March 15 and September 15 of each year. At March 31, 2002, $61.8 million principal amount of the 4 1/2% Notes remained outstanding.

     In December 1997, the Company sold $200 million of 5% Notes that mature on December 15, 2004. Interest on the 5% Notes is due and payable semiannually on June 15 and December 15 of each year. At March 31, 2002, $18.1 million principal amount of the 5% Notes remained outstanding.

     The Company was required to repay $61.8 million of its 4 1/2% Notes in September 2002. The Company did not have cash, nor did it believe it had access to new financing, sufficient to make such a payment. The Company commenced exchange offers in February 2002 for the 4 1/2% Notes and 5% Notes primarily to extend the maturity of the obligations and to obtain consents to eliminate the requirement to offer to repurchase the notes should there be a termination of trading of the Company's common stock on a national securities exchange or an established automated over-the-counter trading market.

     The Company completed the exchanges for its 4 1/2% and 5% Notes on April 4, 2002, and issued a total of $70.7 million principal amount of its new 12% Notes and $2.8 million principal amount of its new 8% Notes and paid cash of $0.5 million in exchange for a total of $57.9 million principal amount of the outstanding 4 1/2% Notes and $17.4 million principal amount of the outstanding 5% Notes. After the exchanges, $3.9 million principal amount of the 4 1/2% Notes and $0.7 million principal amount of the 5% Notes were not exchanged and remained outstanding after the exchanges. The Company paid accrued interest of $0.4 million in cash on the exchanged old notes upon the exchanges.

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

AOL  AGREEMENTS

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

     On February 21, 2002, by letter agreement, AOL agreed to waive certain rights that it had under the Restructuring Agreement with respect to the Company's restructuring of its existing 4 1/2% and 5% Notes and the exchange offers therefore. As conditions to the waiver of such rights with respect to the exchange offers, the Company agreed to (i) provide that the new notes to be exchanged for the existing notes have a maturity date after September 19, 2006 and, if convertible, have a conversion price of not less than $5.00, (ii) make a prepayment on the 2011 Convertible Notes equal to forty percent of the amount of cash (excluding accrued interest paid on existing notes which are exchanged) that the Company pays to the holders of the existing notes in the exchange offers and (iii) limit the aggregate amount of cash that the Company pays under the exchange offers and to AOL under the letter agreement to $10.0 million. Under the letter agreement, the Company also prepaid approximately $1.2 million principal amount of the 2011 Convertible Notes, approximately $0.7 million of which was credited against amounts owed AOL under the letter agreement for cash payments in the exchange offers. After giving effect to the prepayment, and taking into account the interest that had been paid on the 2011 Convertible Notes in additional principal amount of the 2011 Convertible Notes, there was outstanding as of March 31, 2002, an aggregate of $33.6 million principal amount of the 2011 Convertible Notes and the Company did not owe AOL any additional payments related to the exchange offers. In addition, by letter agreement dated April 22, 2002, AOL agreed to waive certain rights that it had under the Restructuring Agreement with respect to the purchase of the balance of the $3.9 million of the outstanding 4 1/2% Notes.


SECURED  CREDIT  FACILITY  (see Note 5 of the Consolidated Financial Statements)

     The Company's Credit Facility Agreement with MCG provides for a term loan to the Company's subsidiaries of up to $20.0 million and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million. The availability of the line of credit facility is subject, among other things, to the successful syndication of that facility. Loans under the Credit Facility Agreement bear interest at a rate equal to either (a) the Prime Rate, or (b) LIBOR, plus, in each case, the applicable margin. The applicable margin was initially 2.5% for borrowings accruing interest at the Prime Rate and 4% for borrowings accruing interest at LIBOR; thereafter, the applicable margin was based on the ratio of funded debt to trailing twelve-month operating cash flow, determined on a consolidated basis, and varied from 2.0% to 2.5% for borrowings accruing interest at the Prime Rate and from 3.5% to 4.0% for borrowings accruing interest at LIBOR. The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs, and leverage ratio and interest coverage ratio requirements. The credit facilities under the Credit Facility Agreement were extended by amendment to June 30, 2005 for the term loan facility and to June 30, 2003 for the line of credit facility. The principal of the term loan is required to be repaid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter, commencing on September 30, 2001. The loans under the Credit Facility Agreement are secured by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents; the Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. In connection with the AOL Restructuring, MCG entered into an Intercreditor Agreement with AOL. The Company borrowed $20.0 million under the term loan facility (approximately $15.0 million was used to repay indebtedness of Access One). At March 31, 2002, $16.3 million principal balance remained outstanding under the term loan facility and no amounts were outstanding or available under the line of credit facility.

     By amendments on February 12, 2002 and April 3, 2002, the Company restructured certain portions of the Credit Facility Agreement and the related consulting agreement and other loan documents. This restructuring amended the financial covenants for 2002 through 2005 to be consistent with the Company's internal projections and, among other provisions, effectively requires the Company to elect to pay in kind, rather than cash, interest on its 2011 Convertible Notes and its new 12% Notes to the fullest extent it is permitted to do so under such notes. As of and after January 1, 2002, the applicable margin will be 7.0% for borrowings accruing interest at LIBOR and 6.0% for borrowings accruing interest at the Prime Rate. The restructuring also added mandatory prepayment provisions if the Company used a total of $10.0 million or more of cash to repurchase or otherwise prepay its other debt obligations, including the 4 1/2% and 5% Notes, the 2011 Convertible Notes and the new 12% and 8% Notes, and effectively requires the Company to elect to pay in kind, rather than cash, interest on its 2011 Convertible Notes and its new 12% Notes to the fullest extent it is permitted to do so under such notes. In addition, the Company issued 200,000 shares of common stock to MCG with a value of $84,000 upon issuance and agreed to register such shares in the future.

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

     At December 31, 2001, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $262.8 million. Due to the "change of ownership" provisions of the Internal Revenue Code Section 382, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods if a change of ownership of more than 50% of the value of the company's stock should occur within a three-year testing period. Many of the changes that affect these percentage change determinations, such as changes in the Company's stock ownership, are outside the Company's control. A more-than-50% cumulative change in ownership for purposes of these Section 382 limitation occurred on August 31, 1998 and October 26, 1999. As a result of such changes, certain of the Company's carryforwards are limited. As of December 31, 2001, approximately $64.0 million are not available to offset income. In addition, as of March 31, 2002, based on information currently available to the Company, the Company believes that the change of ownership percentage was approximately 45% for the applicable three-year testing period. If, during the current three-year testing period, the Company experiences an additional more-than-50% ownership change under Section 382, the amount of the NOL carryforward available to offset future taxable income may be further and substantially reduced. To the extent the Company's ability to use these net operating loss carryforwards against any future income is limited, its cash flow available for operations and debt service would be reduced. There can be no assurance that the Company will realize the benefit of any carryforwards.

     The Company is a party to a number of legal actions and proceedings, arising from the Company's provision and marketing of telecommunications services, as well as certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that, because of fluctuations in the Company's cash position, the timing of developments with respect to such matters that require cash payments by the Company, while such payments are not expected to be material to the Company's financial condition, could impair the Company's ability in future interim or annual periods to continue to implement its business plan, which could affect its results of operations in future interim or annual periods.

     The Company has received notification from NASDAQ that it did not meet the minimum bid price requirement of the NASDAQ's National Marketplace Rules. The
Company has 90 calendar days, or until May 15, 2002, to regain compliance with these standards. If at any time before May 15, 2002, the bid price of the Company's stock is at least $3.00 for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that the Company has achieved compliance with the rules. Since the Company's stock has not achieved a bid price of $3.00, the Company anticipates receiving such a notice of noncompliance. The Company intends to appeal such notification. Notwithstanding such appeal, the delisting of the Company's common stock from the NASDAQ National Market may adversely impact the market price and liquidity of the Company's common stock.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which establishes the impairment approach rather than amortization for goodwill and indefinite-lived intangible assets. Effective January 1, 2002, the Company was no longer required to record amortization expense on goodwill and indefinite-lived intangible assets, but instead is required to evaluate these assets for potential impairment at least annually and to record a charge for any such impairment. A preliminary assessment of any potential impairment indicated that no impairment existed at January 1, 2002.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material effect on its consolidated results of operations or financial position upon adoption.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Adoption of SFAS 144 has had no impact on the Company's consolidated results of operations or financial position.

     Effective January 1, 2002, the Company also adopted Emerging Issues Task Force (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's statement of operations and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration relates to a separate, identifiable benefit and the benefit's fair value can be established. The adoption of this issue resulted in a reclassification of approximately $6.1 million from sales and marketing expenses to net sales for the quarter ended March 31, 2001 attributed to direct marketing promotion check campaigns. The adoption of EITF 01-09 did not have a material effect on the Company's consolidated financial statements for the three months ended March 31, 2002.

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

     Recognition of Revenue. The Company derives its revenues from local and long distance phone services, primarily local services bundled with long distance services, long distance services, inbound toll-free service and dedicated private line services for data transmission. The Company recognizes revenue from voice, data and other telecommunications related services in the period in which subscriber uses the related service. Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of its customers to make required payments and for uncollectible usage. To the extent the Company would offer sales incentives to its customers, the Company would consider the guidance of EITF 01-09.

     Deferred revenue represents the unearned portion of local telecommunication services and features that are billed one month in advance. In addition, it includes the amortization of a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. The payment is amortized over the five-year term of the agreement, which expires October 2002. The amount included in revenue was $1.9 million in each of the quarters ended March 31, 2002 and 2001. The remaining amount of $4.3 million will be included in revenue during the remainder of 2002. This agreement is terminable by either party on thirty days notice. Termination by either party would accelerate recognition of the deferred revenue.

     Allowance for Doubtful Accounts. The Company reviews accounts receivable, historical bad debt, customer credit-worthiness through customer credit scores, current economic trends, changes in customer payment history and acceptance of the Company's calling plans and fees when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's accounts receivable balance was $23.2 million, net of allowance for doubtful accounts of $39.5 million, as of March 31, 2002.

     Valuation of Long-Lived Assets and Intangible Assets with a Definite Life. The Company continually reviews the recoverability of the carrying value of long-lived assets, including intangibles with a definite life for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. Factors the Company considers important that could trigger an impairment review include the following:

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

     If this comparison indicates there is impairment, the amount of the impairment loss to be recorded is calculated by the excess of the net assets' carrying value over its fair value and is typically calculated using discounted expected future cash flows.

     Goodwill and Indefinite-Lived Intangible Assets. Goodwill represents the cost in excess of net assets of acquired companies. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill and indefinite-lived intangibles assets (mostly comprising of the workforce and intangible assets acquired in the Access One acquisition in August 2000) are not amortized. Prior to January 1, 2002 goodwill and intangibles were amortized on a straight-line basis over periods ranging from 5 years to 15 years. Beginning January 1, 2002, goodwill and indefinite-lived intangible assets will not be amortize, but rather will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the
carrying  amount  may  be  impaired.   Impairment  testing  for  goodwill  and
indefinite-lived intangible assets is done at a reporting unit level. An impairment loss would generally be recognized when the carrying amount of the reporting units' net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill and indefinite-lived intangible assets were tested for impairment in a manner consistent with long-lived assets and intangible assets with a definite life.

     Internal Use Computer Software. Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software.

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

     The Company records a valuation allowance to reduce its deferred tax assets in an amount that is more likely than not to be realized. The Company has provided a full valuation allowance for the net deferred tax assets for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes as of March 31, 2002. If the Company continues to be profitable in future quarters at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

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

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES.

     In connection with certain amendments to the Credit Facility Agreement with MCG Finance Corporation ("MCG") (as further described in Note 5 of the Consolidated Financial Statements), on February 12, 2002, the Company issued 200,000 shares of its common stock to MCG. The issuance of such shares were made by the Company in reliance on Section 4(2) of the Securities Act of 1933.

     In connection with the completion of the exchange offers for its 4 1/2% and 5% Notes on April 4, 2002 (as further described in Note 2 of the Consolidated Financial Statements), the Company issued a total of $70.7 million principal amount of its new 12% Notes and $2.8 million principal amount of its new 8% Notes. The issuance of such securities were made in reliance on Section 3(a) (9) of the Securities Act of 1933.


ITEM  6.     REPORTS  ON  FORM  8-K

     (a)  Reports  on  Form  8-K:

     During the quarter ended March 31, 2002, the Company filed one Current Report on Form 8-K, dated February 21, 2002 reported under Item 5, Other Events, reporting the restructuring of certain financial obligations to America Online, Inc and MCG Capital Corporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TALK  AMERICA HOLDINGS, INC.




Date: May 13, 2002                        By: /s/  Gabriel  Battista
                                             -----------------------------------
                                            Gabriel  Battista
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

Date: May 13, 2002                        By: /s/  David G. Zahka
                                             -----------------------------------
                                            David G. Zahka
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date: May 13, 2002                        By: /s/  Thomas  M.  Walsh
                                             -----------------------------------
                                            Thomas  M.  Walsh
                                            Senior  Vice  President  -  Finance
                                            (Principal Accounting Officer)