Form 10-Q
period 2002-06-30
TALK AMERICA
filed 2002-08-13
CIK 948545

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     81,690,766 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of August 6, 2002.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           PAGE
                                                                           ----

PART  I  -  FINANCIAL  INFORMATION:

Item  1.  Consolidated  Financial  Statements:

     Consolidated Statements of Operations - Three and Six
     Months Ended June 30, 2002 and  2001  (unaudited). . . . . . . . . . . . 3

     Consolidated  Balance  Sheets  -  June  30,  2002  (unaudited)
     and  December  31,  2001. . . . . . . . . . . . . . . . . . . . . . . . .4

     Consolidated Statements of Cash Flows - Six Months Ended
     June 30, 2002 and 2001 (unaudited). . . . . . . . . . . . . . . . . . . .5

     Notes  to  Consolidated  Financial  Statements  (unaudited). . . . . . . 6

Item  2.  Management's  Discussion  and  Analysis  of
     Financial  Condition and  Results  of  Operations. . . . . . . . . . .  14

Item  3.  Quantitative and Qualitative Disclosure About Market Risk. . . . . 26


PART  II  -  OTHER  INFORMATION:

Item  2.  Changes  in  Securities. . . . . . . . . . . . . . . . . . . . . . 26

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

     (b)  Reports  on  Form  8-K. . . . . . . . . . . . . . . . . . . . . .  27

                         PART I - FINANCIAL INFORMATION

ITEM  1.    CONSOLIDATED  FINANCIAL  STATEMENTS


                                 TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                     -----------------------      ------------------------
                                                        2002        2001             2002         2001
                                                     ----------  -----------      ----------   -----------
Sales                                                 $77,673      $132,445        $157,120      $264,225

Costs and expenses:
   Network and line costs                              37,652        63,513          77,871       128,218
   General and administrative expenses                 13,647        23,266          28,208        43,711
   Provision for doubtful accounts                      2,801        35,852           6,808        50,549
   Sales and marketing expenses                         6,913        25,004          12,808        56,458
   Depreciation and amortization                        4,429         9,698           8,872        18,912
                                                     ----------  -----------      ----------   -----------
      Total costs and expenses                         65,442       157,333         134,567       297,848
                                                     ----------  -----------      ----------   -----------

Operating income (loss)                                12,231      (24,888)          22,553       (33,623)
Other Income (expense):
   Interest income                                         94           308             183           831
   Interest expense                                    (2,899)       (1,542)         (4,373)       (3,126)
   Other, net                                              (9)          272            (816)          (80)
                                                     ----------  -----------      ----------   -----------
Income (loss) before provision for income taxes         9,417       (25,850)         17,547       (35,998)
Provision for income taxes                                 --            --              --            --
                                                     ----------  -----------      ----------   -----------
Income (loss) before cumulative effect of an
   accounting change                                    9,417       (25,850)         17,547       (35,998)
Cumulative effect of an accounting change                  --       (36,837)             --       (36,837)
                                                     ----------  -----------      ----------   -----------
Net income (loss)                                      $9,417      $(62,687)        $17,547      $(72,835)
                                                     ==========  ===========      ==========   ===========

Income (loss) per share - Basic:
   Income (loss) before cumulative effect of an
      accounting change per share                       $0.12        $(0.33)          $0.22        $(0.46)
   Cumulative effect of an accounting change
      per share                                            --         (0.47)             --         (0.47)
                                                     ----------  -----------      ----------   -----------
   Net income (loss) per share                          $0.12        $(0.80)          $0.22        $(0.93)
                                                     ==========  ===========      ==========   ===========

Weighted average common shares outstanding             81,667        78,374          81,611        78,373
                                                     ==========  ===========      ==========   ===========

Income (loss) per share - Diluted:
   Income (loss) before cumulative effect of an
      accounting change per share                       $0.11        $(0.33)          $0.21        $(0.46)
   Cumulative effect of an accounting change
      per share                                            --         (0.47)             --         (0.47)
                                                     ----------  -----------      ----------   -----------
   Net income (loss) per share                          $0.11        $(0.80)          $0.21        $(0.93)
                                                     ==========  ===========      ==========   ===========

   Weighted average common and common equivalent
      shares outstanding                               86,817        78,374          83,860        78,373
                                                     ==========  ===========      ==========   ===========

                     See  accompanying  notes  to  consolidated  financial  statements.


                      TALK  AMERICA  HOLDINGS,  INC.  AND  SUBSIDIARIES
                                CONSOLIDATED  BALANCE  SHEETS
                 (IN  THOUSANDS,  EXCEPT  FOR  SHARE  AND  PER  SHARE  DATA)

                                                                            JUNE 30,    DECEMBER 31,
                                                                              2002          2001
                                                                         -------------  -------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                               $ 30,702        $ 22,100
   Accounts receivable, trade (net of allowance for uncollectible accounts of $17,053 and $46,404 at June 30, 2002 and
     December 31, 2001, respectively)                                        22,980          26,647
   Prepaid expenses and other current assets                                  2,142           1,951
                                                                         -------------  -------------
       Total current assets                                                  55,824          50,698

Property and equipment, net                                                  70,789          75,879
Goodwill                                                                     19,503          19,503
Intangibles, net                                                              8,800          10,169
Other assets                                                                  8,976           8,972
                                                                         -------------  -------------
                                                                          $ 163,892       $ 165,221
                                                                         =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                        $ 30,886        $ 43,098
   Sales, use and excise taxes                                                9,043           8,339
   Deferred revenue                                                           7,735          10,193
   Current portion of long-term debt                                          8,954          10,544
   4.5% Convertible subordinated notes due 2002                               3,910           3,910
   Other current liabilities                                                 11,377          11,189
                                                                         -------------  -------------
      Total current liabilities                                              71,905          87,273
                                                                         -------------  -------------

Long-term debt:
   Senior credit facility                                                    10,000          12,500
   8% Convertible notes due 2011 (includes future accrued interest of
      $29,496 and $30,982 at June 30, 2002 and December 31, 2001,
      respectively)                                                          63,102          63,755
   12% Senior subordinated notes due 2007                                    70,653              --
   8% Convertible senior subordinated notes due 2007 (includes future
     accrued interest of $1,346 at June 30, 2002)                             4,168              --
   4.5% Convertible subordinated notes due 2002                                  --          57,934
   5% Convertible subordinated notes due 2004                                   670          18,093
   Other long-term debt                                                          58              88
                                                                         -------------  -------------
       Total long-term debt                                                 148,651         152,370
                                                                         -------------  -------------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock - $.01 par value, 5,000,000 shares authorized;
     no shares outstanding                                                       --              --
   Common stock - $.01 par value, 300,000,000 shares authorized;
     81,688,489 and 81,452,721 shares issued and outstanding at
     June 30, 2002 and December 31, 2001, respectively                          817             815
   Additional paid-in capital                                               350,835         350,626
   Accumulated deficit                                                     (408,316)       (425,863)
                                                                         -------------  -------------
       Total stockholders' equity (deficit)                                 (56,664)        (74,422)
                                                                         -------------  -------------
                                                                          $ 163,892       $ 165,221
                                                                         =============  =============

                   See accompanying notes to consolidated financial statements.

                         TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                         (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      -----------------------
                                                                         2002       2001
                                                                     ----------  -----------
Cash flows from operating activities:
   Net income (loss)                                                  $ 17,547    $(72,835)
   Reconciliation of net income (loss) to net cash provided
     by (used in) operating activities:
     Provision for doubtful accounts                                     6,808      50,549
     Depreciation and amortization                                       8,872      18,912
     Cumulative effect of an accounting change for contingent
       redemptions                                                          --      36,837
     Loss on sale and retirement of assets                                 205         116
     Other non-cash charges                                                128          --
     Changes in assets and liabilities:
        Accounts receivable, trade                                      (3,141)    (47,063)
        Prepaid expenses and other current assets                          (58)       (119)
        Other assets                                                       518         643
        Accounts payable                                               (12,212)     (1,066)
        Deferred revenue                                                (2,458)     (2,274)
        Sales, use and excise taxes                                        704         376
        Other liabilities                                                  188       2,467
                                                                     ----------  -----------
           Net cash provided by (used in) operating activities          17,101     (13,457)
                                                                     ----------  -----------

Cash flows from investing activities:
   Capital expenditures                                                 (2,103)     (2,246)
   Capitalized software development costs                               (1,120)         --
   Acquisition of intangibles                                              (50)       (154)
                                                                     ----------  -----------
          Net cash used in investing activities                         (3,273)     (2,400)
                                                                     ----------  -----------

Cash flows from financing activities:
   Payments of borrowings                                               (2,685)        (84)
   Acquisition of convertible debt                                      (1,697)         --
   Payments of capital lease obligations                                  (861)         --
   Exercise of stock options                                                17          --
                                                                     ----------  -----------
          Net cash used in financing activities                         (5,226)        (84)
                                                                     ----------  -----------

Net increase (decrease) in cash and cash equivalents                     8,602     (15,941)
Cash and cash equivalents, beginning of period                          22,100      40,604
                                                                     ----------  -----------
Cash and cash equivalents, end of period                              $ 30,702    $ 24,663
                                                                     ==========  ===========

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

     The consolidated financial statements and related notes thereto as of June 30, 2002 and for the three and six months ended June 30, 2002 and June 30, 2001 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2001 was derived from the audited financial statements included in the Company's Form 10-K, as amended by its Form 10-K/A filed April 12, 2002. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended by its Form 10-K/A filed April 12, 2002. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified to conform to the current year's presentation.

(B)  RISKS  AND  UNCERTAINTIES

     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

     - The Company's business strategy with respect to bundled local and long distance services may not succeed
     - Failure to manage, or difficulties in managing, the Company's growth and operations including attracting and retaining qualified personnel and opening up new territories for its services with favorable gross margins
     - Dependence on the availability and functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services
     -    Increased  price  competition  in  local  and  long  distance services
     - Failure or interruption in the Company's network and information systems
     -    Changes  in  government  policy,  regulation  and  enforcement
     - Failure of the marketing of the bundle of the Company's local and long distance services under its direct marketing channels and under its agreements with its various marketing partners and failure to successfully add new marketing partners
     - Failure of the Company's collection management system and credit control efforts for customers
     -    Inability  to  adapt  to  technological  change
     -    Competition  in  the  telecommunications  industry
     - Inability to manage customer attrition or turnover and bad debt expense and lower customer acquisition costs
     -    Adverse change in the Company's relationship with third party carriers
     - Failure or bankruptcy of other telecommunications companies whom the Company relies upon for services and revenues
     - Ability to realize the benefit of any net operating loss carryforwards on future taxable income generated by the Company

     Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

(C)  NEW  ACCOUNTING  PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which establishes the impairment approach rather than amortization for goodwill.

Effective January 1, 2002, the Company was no longer required to record amortization expense on goodwill, but instead is required to evaluate these assets for potential impairment at least annually and will test for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of the reporting units' net assets exceeds the estimated fair value of the reporting unit.

     In order to complete the transitional assessment of goodwill as required by SFAS No. 142, the Company was required to determine by June 30, 2002, the fair value of the reporting unit associated with the goodwill and compare it to the reporting unit's carrying amount, including goodwill. To the extent a reporting unit's carrying amount exceeded its fair value, an indication would have existed that the reporting unit's goodwill assets may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, "Business Combinations," to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. The Company completed the transitional assessment of goodwill and determined that the fair value of the reporting unit exceeds its carrying amount, thus goodwill is not considered impaired. Since the fair value of the reporting unit exceeded the carrying amount under the transitional assessment, the Company does not need to perform the second step of the transitional impairment test. The Company determined that it has one reporting unit under the guidance of SFAS No. 142. The fair value was determined primarily using a discounted cash flow approach and quoted market price of the Company's stock. The amount of goodwill reflected in the balance sheet as of June 30, 2002 was $19.5 million. The required impairment tests of goodwill may result in future period write-downs.

     The following unaudited pro forma summary presents the adoption of SFAS No. 142 as of the beginning of the periods presented to eliminate the amortization expense recognized in those periods related to goodwill that are no longer required to be amortized. The pro forma amounts for the three and six months ended June 30, 2001 do not include any write downs of goodwill which could have resulted had the Company adopted SFAS No. 142 as of the beginning of the periods presented and performed the required impairment test under this standard.


                                         FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                            ENDED JUNE 30,             ENDED JUNE 30,
                                         --------------------        ------------------
                                           2002        2001           2002      2001
                                         --------    --------        -------   --------
Net income (loss) as reported             $9,417     $(62,687)       $17,547   $(72,835)
Goodwill amortization                         --        5,047             --     10,453
                                         --------    --------        -------   --------
Adjusted net income (loss)                $9,417     $(57,640)       $17,547   $(62,382)
                                         ========    ========        =======   ========

Basic income (loss) per share:
   Net income (loss) as reported
     per share                             $0.12       $(0.80)         $0.22     $(0.93)
   Goodwill amortization per share            --         0.06             --       0.13
                                         --------    --------        -------   --------
   Adjusted net income (loss) per share    $0.12       $(0.74)         $0.22     $(0.80)
                                         ========    ========        =======   ========

Diluted income (loss) per share:
   Net income (loss) as reported per
     share                                 $0.11       $(0.80)         $0.21     $(0.93)
   Goodwill amortization per share            --         0.06             --       0.13
                                         --------    --------        -------   --------
   Adjusted net income (loss) per share    $0.11       $(0.74)         $0.21     $(0.80)
                                         ========    ========        =======   ========

      Intangible assets consisted primarily of purchased customer accounts with a definite life and are being amortized on a straight-line basis over 5 years. The Company incurred amortization expense on intangible assets with a definite life of $0.7 million and $1.4 million for the three and six months ended June 30, 2002, and $1.5 million and $2.2 million for the three and six months ended June 30, 2001. The Company's balance of intangible assets with a definite life was $8.8 million at June 30, 2002, net of accumulated amortization of $4.8 million. Amortization expense on intangible assets with a definite life for the next 5 years as of June 30, is as follows: 2003 - $2.8 million, 2004 - $2.8 million, 2005 - $2.8 million, 2006 - $0.3 million and 2007 - $0.1 million.

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

     Effective January 1, 2002, the Company also adopted Emerging Issues Task Force (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's statement of operations and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration relates to a separate, identifiable benefit and the benefit's fair value can be established. The adoption of this issue resulted in a reclassification of approximately $1.3 million and $7.3 million from sales and marketing expenses to a reduction of net sales for the three and six months ended June 30, 2001 attributed to direct marketing promotion check campaigns. The adoption of EITF 01-09 did not have a material effect on the Company's consolidated financial statements for the three and six months ended June 30, 2002, as the Company did not have any direct marketing promotion check campaigns during these periods.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the provisions of SFAS 146 will not have a material effect on its consolidated results of operations or financial position upon adoption.

NOTE  2.  CONVERTIBLE  SUBORDINATED  NOTES  AND  EXCHANGE  OFFERS

     Effective April 4, 2002, the Company completed the exchange of $57.9 million of the $61.8 million outstanding principal balance of its 4 1/2%
Convertible Subordinated Notes ("4 1/2% Notes") that mature on September 15, 2002 into $53.2 million of new 12% Senior Subordinated PIK Notes due August 2007 ("12% Notes") and $2.8 million of new 8% Convertible Senior Subordinated Notes due August 2007 ("8% Notes") and cash paid of $0.5 million. In addition, the Company exchanged $17.4 million of the $18.1 million outstanding principal balance of its 5% Convertible Subordinated Notes ("5% Notes") that mature on December 15, 2004 into $17.4 million of the new 12% Notes.

     The new 12% Notes accrue interest at a rate of 12% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002. Interest is payable in cash, except that the Company may, at its option, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment date in additional 12% Notes (see Note 5 regarding the Company's agreement under its Credit Facility Agreement to pay interest in kind to the maximum extent possible). The new 8% Notes accrue interest at a rate of 8% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002 and are convertible, at the option of the holder, into common stock at $5.00 per share. The 12% and 8% Notes are redeemable at any time at the option of the Company at par value plus accrued interest to the redemption date, although the Company's Credit Facility Agreement and AOL Restructuring Agreement restrict the Company's ability to redeem the 12% and 8% Notes (see Notes 3 and 5). In addition, the Company is not required to make mandatory redemption payments to repurchase the new notes in the case of a change of control of the Company.

     As part of the restructuring, the Company amended the indentures governing the 4 1/2% and 5% Notes that were not exchanged to remove the Company's obligation to repurchase the notes on the termination of trading of the Company's common stock on a national securities exchange or established automated over-the-counter trading market and to remove the obligation to repurchase the notes on the occurrence of certain designated events, such as a change of control of the Company.

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the exchange of the 4 1/2% Notes into $53.2 million of the 12% Notes and $2.8 million of the 8% Notes is accounted for as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) is less than the future cash flows to holders of 8% Notes and 12% Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on the balance sheet at $57.4 million as long-term debt. The difference of $1.4 million between principal and the carrying amount will be recognized as a reduction of interest expense over the life of the new notes.

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

     Pursuant to the Restructuring Agreement, in exchange for and in cancellation of the Company's warrants to purchase 2,721,984 shares of the common stock and the Company's related obligations under the Investment Agreement to repurchase such warrants from AOL, the Company issued the 3,078,628 additional shares of its common stock to AOL, after which AOL holds a total of 7,200,000 shares of common stock. The Company agreed to provide certain registration rights to AOL in connection with the shares of common stock issued to it by the Company.

     The  Restructuring  Agreement  provided  that the Investment Agreement, the
Security  Agreement  securing  the  Company's  obligations  under the Investment
Agreement and the existing Registration Rights Agreement with AOL were terminated in their entirety and the parties were released from any further obligation under these agreements. In addition, AOL, as the holder of the 2011 Convertible Note, entered into an intercreditor agreement with the lender under the Company's existing secured credit facility (see Note 5).

     The 2011 Convertible Notes were issued in exchange for a release of the Company's reimbursement obligations under the Investment Agreement. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20.0 million by surrender and cancellation of $20.0 million principal amount of the 2011 Convertible Notes delivered to AOL, thereby reducing the outstanding principal amount of the 2011 Convertible Notes to $34.0 million. The 2011 Convertible Notes are convertible into shares of the Company's common stock at the rate of $5.00 per share, may be redeemed by the Company at any time without premium and are subject to mandatory redemption at the option of the holder on September 15, 2006 and September 15, 2008. The 2011 Convertible Notes accrue interest at the rate of 8% per year on the principal amount, payable two times a year on January 1 and July 1; interest is payable in cash, except that the Company may elect to pay up to 50% (100% in the case of the first interest payment) of the interest due on any payment date in kind rather than in cash (see Note 5 regarding the Company's agreement under its Credit Facility Agreement to pay interest in kind to the maximum extent possible). The 2011 Convertible Notes are guaranteed by the Company's principal operating subsidiaries and are secured by a pledge of the Company's and the subsidiaries' assets.

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

     On February 21, 2002, by letter agreement, AOL agreed to waive certain rights that it had under the Restructuring Agreement with respect to the Company's restructuring of its existing 4 1/2% and 5% Notes. As conditions to the waiver of such rights with respect to the restructuring of its 4 1/2% and 5% Notes, the Company agreed to (i) provide that the new notes to be exchanged for the existing 4 1/2% and 5% Notes have a maturity date after September 19, 2006 and, if convertible, have a conversion price of not less than $5.00, (ii) make a prepayment on the 2011 Convertible Notes equal to forty percent of the amount of cash (excluding accrued interest paid on existing notes which are exchanged) that the Company pays to the holders of the existing notes in the exchange offers, and (iii) limit the aggregate amount of cash that the Company pays under the exchange offers and to AOL under the letter agreement to $10.0 million. Under the letter agreement, the Company also paid AOL approximately $1.2 million as a prepayment on the 2011 Convertible Note, approximately $0.7 million of which was credited against amounts the Company owed AOL under the letter agreement for cash payments in the exchange offers. After giving effect to the prepayment, and taking into account the interest that had been paid on the 2011 Convertible Notes in additional principal amount of the 2011 Convertible Notes, there was outstanding as of June 30, 2002, an aggregate of $33.6 million principal amount of the 2011 Convertible Notes and the Company did not owe AOL any additional payments related to the exchange offers. In addition, by letter agreement dated April 22, 2002, AOL agreed to waive certain rights that it had under the Restructuring Agreement with respect to the purchase prior to maturity of the balance of the $3.9 million of the outstanding 4 1/2% Notes.

     On January 5, 1999, the Company and AOL entered into an Investment Agreement. Under the terms of the Investment Agreement, the Company agreed to reimburse AOL for losses AOL may incur on the sale of certain shares of the Company's common stock. In addition, AOL also had the right to require the Company to repurchase warrants held by AOL. Upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company could have been required to repurchase for cash all of the shares held by AOL for $78.3 million ($19 per share), and the warrants for $36.3 million.

     The Company had originally recorded the contingent redemption value of the common stock and warrants at $78.3 and $36.3 million, respectively, with a corresponding reduction in additional paid-in capital. In connection with the implementation of EITF 00-19, the contingent redemption feature of the common stock and warrants were recorded as a liability at their fair values of $53.5 and $32.3 million, respectively, as of June 30, 2001. The increase in the fair value of these contingent redemption instruments from issuance on January 5, 1999 to June 30, 2001 was $36.8 million, which was presented as a cumulative effect of a change in accounting principle in the statement of operations. For the quarter ended September 30, 2001, the Company recorded an unrealized loss of $2.4 million on the increase in the fair value of the contingent redemption instruments, which has been reflected in other (income) expense on the statement of operations. As discussed above, these contingent redemption instruments were satisfied through the Restructuring Agreement entered into with AOL on September 19, 2001.

NOTE  4.  LEGAL  PROCEEDINGS:

     On November 12, 2001, the Company received an award of arbitrators awarding Traffix, Inc. approximately $6.2 million in an arbitration concerning the termination of a marketing agreement between the Company and Traffix, which the parties agreed would be paid in two installments - $3.7 million paid in November 2001 and the remaining $2.5 million paid on April 1, 2002. The Company's obligations to Traffix have been satisfied.

     The Company also is a party to a number of legal actions and proceedings arising from the Company's provision and marketing of telecommunications services, as well as certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that, because of fluctuations in the Company's cash position, the timing of developments with respect to such matters that require cash payments by the Company, while such payments are not expected to be material to the Company's financial condition, could impair the Company's ability in future interim or annual periods to continue to implement its business plan, which could affect its results of operations in future interim or annual periods.

NOTE  5.  SENIOR  CREDIT  FACILITY

     The Company's principal operating subsidiaries have a Credit Facility Agreement with MCG Finance Corporation ("MCG"), providing for a term loan of up to $20.0 million maturing on June 30, 2005 and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million available through June 30, 2003. The availability of the line of credit facility is subject, among other things, to the successful syndication of that facility. The Company does not anticipate having any availability under this line of credit facility. Loans under the Credit Facility Agreement bear interest at a rate equal to either (a) the Prime Rate, or (b) LIBOR, plus, in each case, the applicable margin. The applicable margin is 7.0% for borrowings accruing interest at LIBOR and 6.0% for borrowings accruing interest at the Prime Rate.

     The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs and interest coverage ratio requirements. The principal of the term loan is paid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter commencing on September 30, 2001, and is fully repaid by June 30, 2005. The loans under the Credit Facility Agreement are secured by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents. The Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. In connection with the AOL Restructuring, MCG entered into an Intercreditor Agreement with AOL (see
Note 3). At June 30, 2002, $15.0 million principal balance remained outstanding under the term loan facility and no amounts were outstanding or available under the line of credit facility.

     The Credit Facility Agreement contains mandatory prepayment provisions if the Company uses a total of $10.0 million or more of cash to repurchase or otherwise prepay its other debt obligations, including the 4 1/2% and 5% Notes, the 2011 Convertible Notes and the new 8% and 12% Notes, and effectively requires the Company to elect to pay in kind, rather than cash, interest on its 2011 Convertible Notes and its new 12% Notes to the fullest extent it is permitted to do so under such notes. In connection with amendments to the Credit Facility Agreement in February 2002, the Company issued 200,000 shares of common stock to MCG with a value of $84,000 upon issuance and agreed to register such shares in the future.

NOTE  6.  IMPAIRMENT  AND  RESTRUCTURING  CHARGES

     In the third quarter of 2001, the Company recorded an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One Communications Corp., ("Access One"), a private, local telecommunications service provider to nine states in the southeastern United States. The goodwill was created by purchase accounting treatment of the Access One merger transaction that closed in August 2000. SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," required the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121 due to the increased bad debt rate and increased customer turnover, as well as the AOL Restructuring that occurred in the quarter ended September 30, 2001. The Company addressed these operational issues by improving credit quality through credit scoring the existing and future customer base, slowing down growth of new expected customers through decreased marketing, and lowering product pricing. These and other actions taken by the Company resulted in lower current and future projected growth of bundled revenues and cash flows than those originally projected at the time of the Access One merger. The write-down of goodwill was based on an analysis of projected discounted cash flows using a discount rate of 18%, which results determined that the fair value of the goodwill was substantially less than the carrying value.

     In September 2001, the Company approved a plan to close its call center operation in Sunrise, Florida. The Company recorded a charge of $2.5 million in the quarter ended September 30, 2001 to reflect the elimination of approximately 225 positions amounting to $1.0 million and lease exit costs amounting to $1.5 million in connection with the call center closure. The employees identified in the plan were notified in September 2001 and terminated in October 2001. Actual restructuring costs were $1.9 million, comprised of $1.2 million of employee severance costs and $0.7 million of lease termination and other call center closure costs. Accordingly, a $0.6 million credit was recorded in the statement of operations for the fourth quarter of 2001 for the difference between the original restructuring charge of $2.5 million and the actual costs incurred of $1.9 million.

NOTE  7.  PER  SHARE  DATA:

     Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options, warrants and convertible bonds. Earnings per share are computed as follows (in thousands):


                                                 FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                                 --------------------        ------------------
                                                   2002        2001           2002      2001
                                                 --------    --------      --------   ---------
Income (loss) before cumulative effect
   of an accounting change                        $9,417    $(25,850)       $17,547   $(35,998)
Cumulative effect of an accounting change             --     (36,837)            --    (36,837)
                                                 --------    --------      --------   ---------
Net income (loss)                                 $9,417    $(62,687)       $17,547   $(72,835)
                                                 ========    ========      ========   =========

Average shares of common stock outstanding
  used to compute basic earnings per share        81,667      78,374         81,611     78,373
Additional common shares to be issued assuming
   exercise of stock options and warrants,
   net of shares assumed reacquired and
   conversion of convertible bonds *               5,150          --          2,249         --
                                                 --------    --------      --------   ---------
Average shares of common and common
   equivalent stock outstanding used to
   compute diluted earnings per share             86,817       78,374        83,860     78,373
                                                 ========    ========      ========   =========

Income (loss) per share - Basic:
   Income (loss) before cumulative effect
      of an accounting change per share            $0.12       $(0.33)        $0.22     $(0.46)
   Cumulative effect of an accounting
      change per share                                --        (0.47)           --      (0.47)
                                                 --------    --------      --------   ---------
   Net income (loss) per share                     $0.12       $(0.80)        $0.22     $(0.93)
                                                 ========    ========      ========   =========

   Weighted average common shares outstanding     81,667       78,374        81,611     78,373
                                                 ========    ========      ========   =========

Income (loss) per share - Diluted:
   Income (loss) before cumulative effect
       of an accounting change per share           $0.11       $(0.33)        $0.21     $(0.46)
   Cumulative effect of an accounting change
       per share                                      --        (0.47)           --      (0.47)
                                                 --------    --------      --------   ---------
   Net income (loss) per share                     $0.11       $(0.80)        $0.21     $(0.93)
                                                 ========    ========      ========   =========

   Weighted average common and common
      equivalent shares outstanding               86,817       78,374        83,860     78,373
                                                 ========    ========      ========   =========

* The diluted share basis for the three and six months ended June 30, 2001 excludes convertible notes, options and warrants due to their antidilutive effect as a result of the Company's net loss from continuing operations. The diluted share basis for the three and six months ended June 30, 2002 excludes convertible notes that are convertible into 7.5 million shares of common stock due to their antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

     The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K, as amended by its Form 10-K/A filed April 12, 2002 and any subsequent filings. Certain of the statements contained herein may be considered forward-looking statements. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

     Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed elsewhere in this Form 10-Q (see particularly Note 1(b) of the Consolidated Financial Statements) and the Company's other filings with the Securities and Exchange Commission, important factors that could cause such actual results to differ materially include, among others, increased price competition for long distance and local services, failure of the marketing of the bundle of local and long distance services and long distance services under its agreements with its direct marketing channels and its various marketing partners, failure to manage the nonpayment of amounts due the Company from its customers from bundled and long distance services, attrition in the number of end-users, failure or difficulties in managing the Company's operations, including attracting and retaining qualified personnel, failure of the Company to be able to expand its active offering of local bundled services in a greater number of states, failure to provide timely and accurate billing information to customers, failure of the Company to manage its collection management systems and credit controls for customers, interruption in the Company's network and information systems, failure of the Company to provide adequate customer service, and changes in government policy, regulation and enforcement and/or adverse judicial interpretations and rulings relating to such regulations and enforcement. Except as otherwise required by law, the Company undertakes no obligation to update its forward-looking statements.

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

     The Company's telecommunication services offerings primarily include the bundled service offering of local and long distance voice services, which are billed to customers in one combined invoice. Local phone services include local dial tone and local calling with a variety of features such as caller identification, call waiting and three-way calling. Long distance phone services include traditional 1+ long distance, international and calling cards. The Company uses the unbundled network element platform ("UNE-P") of the incumbent local exchange carriers ("ILECs") network to provide local services and the Company's nationwide network and third party international switching to provide long distance services. The Company attracts new customers through direct marketing channels, advertising, agent and referral programs and marketing arrangements with business partners.

RESULTS  OF  OPERATIONS

     The following table sets forth for the periods indicated certain financial data of the Company as a percentage of sales:


                                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                            ENDED JUNE 30,               ENDED JUNE 30,
                                         --------------------         -------------------
                                           2002       2001              2002       2001
                                         --------   --------          --------   --------
Sales                                     100.0%     100.0%            100.0%     100.0%
Costs and expenses:
   Network and line costs                  48.5       48.0              49.6       48.5
   General and administrative expenses     17.6       17.5              17.9       16.5
   Provision for doubtful accounts          3.6       27.1               4.3       19.1
   Sales and marketing expenses             8.9       18.9               8.2       21.4
   Depreciation and amortization            5.7        7.3               5.6        7.2
                                         --------   --------          --------   --------
      Total costs and expenses             84.3      118.8              85.6      112.7
                                         --------   --------          --------   --------
Operating income (loss)                    15.7      (18.8)             14.4      (12.7)
Other income (expense):
   Interest income                          0.1        0.2               0.1        0.3
   Interest expense                        (3.7)      (1.1)             (2.8)      (1.2)
   Other, net                                --        0.2              (0.5)        --
                                         --------   --------          --------   --------
Income (loss) before income taxes          12.1      (19.5)             11.2      (13.6)
Provision for income taxes                   --         --                --         --
                                         --------   --------          --------   --------
Income (loss) before cumulative effect
   of an accounting change                 12.1      (19.5)             11.2      (13.6)
Cumulative effect of an accounting
   change                                    --      (27.8)               --      (14.0)
                                         --------   --------          --------   --------
Net income (loss)                          12.1%     (47.3)%            11.2%     (27.6)%
                                         ========   ========          ========   ========

QUARTER  ENDED  JUNE  30,  2002  COMPARED  TO  QUARTER  ENDED  JUNE  30,  2001

     Sales. Sales decreased by 41.4% to $77.7 million for the quarter ended June 30, 2002 from $132.4 million for the quarter ended June 30, 2001.

     The Company's long distance sales decreased to $38.3 million for the quarter ended June 30, 2002 from $80.4 million for the quarter ended June 30, 2001 and have decreased 12.8% sequentially from $43.9 million for the quarter ended March 31, 2002. A significant percentage of the Company's revenues were derived from long distance telecommunication services provided to customers who were obtained under the AOL marketing agreement. The Company's decision to focus on the bundled product and the discontinuation of the AOL marketing relationship effective September 30, 2001, together with customer turnover, contributed to the decline in long distance customers and revenues. This decline in long distance customers and revenues is expected to continue so long as the Company continues to focus its marketing efforts on the bundled product. Long distance revenues for the quarter ended June 30, 2002 and June 30, 2001 included non-cash amortization of deferred revenue of $1.9 million related to a telecommunications service agreement with Shared Technologies Fairchild Inc. entered into in 1997. Deferred revenue relating to this agreement has been amortized over a five-year period. The agreement and related amortization will terminate in October 2002. Long distance revenues are expected to decline to between $31 and $33 million in the third quarter of 2002 and for the full year 2002 are expected to be between $135 and $145 million.

     The Company's bundled sales for the quarter ended June 30, 2002 were $39.4 million compared with $52.1 million for the quarter ended June 30, 2001, but have increased 10.9% sequentially from $35.5 million for the first quarter of 2002. The Company has approximately 244,000 bundled lines as of June 30, 2002, of which approximately 100,000 of the lines are Michigan customers. The decrease in bundled sales in the second quarter of 2002 compared to 2001 reflects the Company's decision to slow growth in bundled sales while the Company pursued its plans to improve the efficiencies of the Company's bundled business model and improve customer collections. In addition, a significant portion of the bundled sales for the quarter ended June 30, 2001 were generated from bundled service customers acquired through marketing programs that had been discontinued in 2001. The increase in bundled revenues sequentially from first quarter of 2002 to the second quarter of 2002 is attributed to increased sales and marketing expenditures, as well as reductions in customer turnover. In the second quarter of 2002, agent sales slowed due to implementation issues associated with the Company's new product offerings. Bundled revenues are expected to increase to between $42 and $44 million in the third quarter of 2002. Bundled revenues for the full year 2002 are expected to be between $165 and $175 million. Longer-term growth in revenues will depend on continued operating efficiencies, lower customer turnover and the Company's ability to develop and scale various marketing programs.

     Network and Line Costs. Network and line costs decreased by 40.7% to $37.7 million for the quarter ended June 30, 2002 from $63.5 million for the quarter ended June 30, 2001. The decrease in network and line costs was primarily due to a lower number of local and long distance customers, a reduction in access and usage charges and a reduction in primary interexchange carrier charges. Network and line costs for the second quarter of 2002 benefited from a credit of $0.8 million that the New York Public Service Commission mandated that Verizon New York provide the Company in connection with a refund of certain UNE-P switching costs totaling an aggregate $1.6 million. The balance of the credit, an additional $0.8 million, will be provided to the Company in the form of bill credits from Verizon over the six-month period ended December 31, 2002. Network and line costs also benefited from favorable resolution of disputes with vendors. The Company's policy is not to record credits from such disputes until received. As a percentage of sales, network and line costs increased to 48.5% for the quarter ended June 30, 2002, as compared to 48.0% for the same quarter last year.

     Gross profit, defined as sales less network and line costs, decreased by 41.9% for the quarter ended June 30, 2002 to $40.0 million from $68.9 million for the same quarter last year, and, gross margin, defined as gross profit as a percentage of sales, decreased to 51.5% as compared to 52.0% for the quarter ended June 30, 2001. Gross margin for the long distance product was 56.6% for the second quarter of 2002 as compared to 54.5% for the same quarter last year and gross margin for the bundled product was 46.6% for the second quarter of 2002 as compared to 48.3% for the same quarter last year. The decrease in gross margin was due to the Company's decision to lower its pricing for both local and long distance service, to become more competitive with the ILECs and to provide greater value to its customers. In addition, the growth of local bundled service as a percentage of total revenue and product mix has also contributed to the decrease in gross margin. Excluding the benefit of the Verizon New York credit and other dispute resolutions, the gross margin for the bundled product would have been in the low 40% range. Upon termination of the Shared Technologies Fairchild Inc. agreement in October 2002, gross margin for the long distance product will decrease approximately 2%. The FCC is currently considering modifications to the Universal Service Fund ("USF") program that may go into effect as early as the end of 2002. Any changes to the methodology used in the calculation of the collection and payment of USF charges may have an adverse impact on the Company's gross margin. The increase in the long distance product gross margin was primarily attributable to a reduction in access charges. The Company does not anticipate a material change in access charges in the future.

     General and Administrative Expenses. General and administrative expenses decreased by 41.3% to $13.6 million for the quarter ended June 30, 2002 from $23.3 million for the quarter ended June 30, 2001. The overall decrease in general and administrative expenses was due primarily to significant workforce reductions and other cost cutting efforts by the Company as it pursued improvements in operating efficiencies of the Company's bundled business model. The Company had increased personnel costs associated with supporting the Company's bundled services offerings, including customer service, provisioning and collections personnel during the quarter ended June 30, 2001. While the Company expects to realize further general and administrative expense efficiencies as the customer base grows, realization of such efficiencies will be dependant on the ability of management to control personnel costs in areas such as collections and customer service.

     Provision for Doubtful Accounts. Provision for doubtful accounts decreased by 92.2% to $2.8 million for the quarter ended June 30, 2002 from $35.9 million for the same quarter last year, and, as a percentage of sales, decreased to 3.6% as compared to 27.1% for the quarter ended June 30, 2001. The Company had taken several steps during the third and fourth quarters of 2001 to reduce bad debt expense, improve the overall credit quality of its customer base and improve its collections of past due amounts. The benefits of the Company's actions to reduce bad debt expense and improve the overall credit quality of its customer base are reflected in the lower bad debt expense for the quarter ended June 30, 2002. Further, the provision for doubtful accounts for the second quarter of 2002 reflects a benefit from a reversal of the reserve for doubtful accounts of $0.5 million. In general, the Company believes that the bad debt expense as a percentage of sales of the Company's long distance customers is lower than that of its bundled customers because of the relative maturity of the long distance customer base.


     Sales and Marketing Expenses. During the quarter ended June 30, 2002, the Company incurred $6.9 million of sales and marketing expenses as compared to $25.0 million for the same quarter last year, a 72.4% decrease, and, as a percentage of sales, a decrease to 8.9% as compared to 18.9% for the quarter ended June 30, 2001. The decrease from the second quarter of 2002 compared to 2001 is primarily attributable to the reduction in marketing fees paid to AOL due to the termination of the marketing relationship with AOL effective September 30, 2001. Sales and marketing expenses declined further as the Company slowed growth as it pursued its plan to improve efficiencies of the Company's bundled business model. Currently, substantially all of the sales and marketing expense is in connection with the growth of the bundled product. The Company increased sales and marketing spending from the first quarter of 2002 of $5.9 million to the second quarter of 2002 by 17.3% in order to increase the number of new bundled customers. Sales and marketing expenses are expected to increase in the third and fourth quarters of 2002 as the Company continues to target growth in the bundled product and invest in the development of its marketing programs.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended June 30, 2002 was $4.4 million, a decrease of $5.3 million compared to $9.7 million for the quarter ended June 30, 2001, and, as a percentage of sales, decreased to 5.7% as compared to 7.3% for the quarter ended June 30, 2001. The Company's amortization expense decreased significantly for the quarter ended June 30, 2002 due to the write-off of goodwill associated with the acquisition of Access One in the third quarter of 2001. Additionally, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which established the impairment approach rather than amortization for goodwill, resulting in reduced amortization in 2002 (See Note 1 of the Notes to Consolidated Financial
Statements). Amortization expense will increase in the future as the Company completes capitalized software development projects.

     Interest Income. Interest income was $94,000 for the quarter ended June 30, 2002 versus $308,000 for the quarter ended June 30, 2001. Interest income for the quarter ended June 30, 2002 was lower due to the Company's lower average cash balances and a decrease in interest rates during the second quarter of 2002 as compared to the second quarter of 2001.

     Interest Expense. Interest expense was $2.9 million for the quarter ended June 30, 2002 as compared to $1.5 million for the quarter ended June 30, 2001. The increase in interest expense is attributed to higher yielding debt instruments associated with the exchange of the Company's 4 1/2% and 5% Notes for 8% and 12% Notes and the restructuring of the MCG credit facility (see Notes 2, 3 and 5 of the Notes to Consolidated Financial Statements and "Liquidity and Capital Resources"). In addition, interest expense for the quarter ended June 30, 2002 includes the write-off of deferred financing costs of $364,000 in connection with the bond restructuring. As described in Note 2 of the Notes to Consolidated Financial Statements, the 8% convertible notes due 2011 were accounted for as a troubled debt restructuring and, as such, interest expense related to the notes is excluded from net income. For the quarter ended June 30, 2002, $672,000 of interest expense related to the notes was excluded from net income.

     Provision for Income Taxes. At June 30, 2002 and 2001, a full valuation allowance has been provided against the Company's net operating losses carryforwards and other deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded a full valuation allowance on the net deferred tax assets. For the quarter ended June 30, 2002, although the Company has net income, no provision for income taxes has been reflected on the statement of operations due to the full valuation allowance. The Company has not recorded any income tax expense or benefit for the quarter ended June 30, 2001 because the Company incurred losses during this period as well as maintained a full valuation allowance at June 30, 2001. There can be no assurances that the Company will realize the benefit of any net operating loss carryforwards on future taxable income generated by the Company due to the "change of ownership" provisions of the Internal Revenue Code Section 382 (see "Liquidity and Capital Resources, Other Matters").

     Cumulative Effect of an Accounting Change. The Company adopted Emerging Issues Task Force Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," in the quarter ended June 30, 2001. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the quarter ended June 30, 2001, representing the change in fair value of contingent redemption features of warrants and common stock held by AOL from issuance on January 5, 1999 through June 30, 2001.

SIX  MONTHS  ENDED  JUNE  30,  2002  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2001

     Sales. Sales decreased by 40.5% to $157.1 million for the six months ended June 30, 2002 from $264.2 million for the six months ended June 30, 2001.

     The Company's long distance sales decreased to $82.3 million for the six months ended June 30, 2002 from $166.9 million for the six months ended June 30, 2001. A significant percentage of the Company's revenues were derived from long distance telecommunication services provided to customers who were obtained under the AOL marketing agreement. The Company's decision to focus on the bundled product and the discontinuation of the AOL marketing relationship effective September 30, 2001, together with customer turnover, contributed to the decline in long distance customers and revenues. This decline in long distance customers and revenues is expected to continue so long as the Company continues to focus its marketing efforts on the bundled product. Long distance revenues for the six months ended June 30, 2002 and June 30, 2001 included non-cash amortization of deferred revenue of $3.7 million related to a telecommunications service agreement with Shared Technologies Fairchild, Inc. entered into in 1997. Deferred revenue relating to this agreement has been amortized over a five-year period. The agreement and related amortization will terminate in October 2002.

     The Company's bundled sales for the six months ended June 30, 2002 were $74.8 million compared with $97.3 million for the six months ended June 30, 2001. The decrease in bundled sales for the six months ended June 30, 2002 compared to 2001 reflects the Company's decision to slow growth in bundled sales while the Company pursued its plans to improve the efficiencies of the Company's bundled business model and improve customer collections. In addition, a significant portion of the bundled sales for the six months ended June 30, 2001 were generated from bundled service customers acquired through marketing programs that had been discontinued in 2001.

     Network and Line Costs. Network and line costs decreased by 39.3% to $77.9 million for the six months ended June 30, 2002 from $128.2 million for the six months ended June 30, 2001. The decrease in costs was primarily due to a lower number of local and long distance customers, a reduction in access and usage charges and a reduction in primary interexchange carrier charges. Network and line costs for the six months ended June 30, 2002 benefited from the Verizon New York credit of $0.8 million. Network and line costs also benefited from favorable resolution of disputes with vendors. The Company's policy is not to record credits from such disputes until received. As a percentage of sales, network and line costs increased to 49.6% for the six months ended June 30, 2002, as compared to 48.5% for the same period last year.

     Gross profit, defined as sales less network and line costs, decreased by 41.7% for the six months ended June 30, 2002 to $79.2 million from $136.0 million for the same period last year, and, gross margin, defined as gross profit as a percentage of sales, decreased to 50.4% as compared to 51.5% for the six months ended June 30, 2001. Gross margin for the long distance product was 58.4% for the six months ended June 30, 2002 as compared with 54.5% for the same period last year and gross margin for the bundled product was 41.7% for the six months ended June 30, 2002 as compared to 46.3% for the same period last year. The decrease in gross margin is due to the Company's decision to lower its pricing for both local and long distance service, to become more competitive with the ILECs and to provide greater value to its customers. In addition, the growth of local bundled service as a percentage of total revenue and product mix has also contributed to the decrease in gross margin. The increase in the long distance product gross margin was primarily attributable to a reduction in access charges. The Company does not anticipate a material change in access charges in the future.



     General and Administrative Expenses. General and administrative expenses decreased by 35.5% to $28.2 million for the six months ended June 30, 2002 from $43.7 million for the six months ended June 30, 2001. The overall decrease in general and administrative expenses was due primarily to significant workforce reductions and other cost cutting efforts by the Company as it pursued improvements in operating efficiencies of the Company's bundled business model. The Company had increased personnel costs associated with supporting the

Company's bundled services offerings, including customer service, provisioning and collections personnel during the six months ended June 30, 2001.

     Provision for Doubtful Accounts. Provision for doubtful accounts decreased by 86.5% to $6.8 million for the six months ended June 30, 2002 from $50.5 million for the same period last year, and, as a percentage of sales, decreased to 4.3% as compared to 19.1% for the six months ended June 30, 2001. The Company had taken several steps during the third and fourth quarters of 2001 to reduce bad debt expense, improve the overall credit quality of its customer base and improve its collections of past due amounts. The benefits of the Company's actions to reduce bad debt expense and improve the overall credit quality of its customer base are reflected in the lower bad debt expense for the six months ended June 30, 2002. Further, the provision for doubtful accounts for the six months ended June 30, 2002 reflects a benefit from a reversal of the reserve for doubtful accounts of $1.5 million. In general, the Company believes that the bad debt expense as a percentage of sales of the Company's long distance customers is lower than that of its bundled customers because of the relative maturity of the long distance customer base.

     Sales and Marketing Expenses. During the six months ended June 30, 2002, the Company incurred $12.8 million of sales and marketing expenses as compared to $56.5 million for the same period last year, a 77.3% decrease, and, as a percentage of sales, a decrease to 8.2% as compared to 21.4% for the six months ended June 30, 2001. The decrease in 2002 is primarily attributable to the reduction in marketing fees paid to AOL due to the termination of the marketing relationship with AOL effective September 30, 2001. The decline is also attributable to decreased direct promotional and advertising campaigns. Sales and marketing expenses declined further as the Company slowed growth as it pursued its plan to improve efficiencies of the Company's bundled business model. Currently, substantially all of the sales and marketing expense is in connection with growth of the bundled product.

     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2002 was $8.9 million, a decrease of $10.0 million compared to $18.9 million for the six months ended June 30, 2001, and, as a percentage of sales, decreased to 5.6% as compared to 7.2% for the six months ended June 30, 2001. The Company's amortization expense decreased significantly for the six months ended June 30, 2002 due to the write-off of goodwill associated with the acquisition of Access One in the third quarter of 2001. Additionally, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which established the impairment approach rather than amortization for goodwill, resulting in reduced amortization for the six months ended June 30, 2002 (see Note 1 of the Notes to the Consolidated Financial Statements).

     Interest Income. Interest income was $183,000 for the six months ended June 30, 2002 versus $831,000 for the six months ended June 30, 2001. Interest income for the six months ended June 30, 2002 was lower due to the Company's lower average cash balances and a decrease in interest rates during the six months ended June 30, 2002 as compared to 2001.

     Interest Expense. Interest expense was $4.4 million for the six months ended June 30, 2002 as compared to $3.1 million for the six months ended June 30, 2001. The increase in interest expense is attributed to higher yielding debt instruments associated with the exchange of the Company's 4 1/2% and 5% Notes for 8% and 12% Notes and the MCG credit facility restructuring (see Notes 2, 3 and 5 of the Notes to Consolidated Financial Statements and "Liquidity and Capital Resources"). In addition, interest expense for the six months ended June 30, 2002 includes the write-off of deferred financing costs of $364,000 in connection with the bond restructuring. As described in Note 2 of the Notes to Consolidated Financial Statements, the 8% convertible notes due 2011 were accounted for as a troubled debt restructuring and, as such, interest expense related to the notes is excluded from net income. For the six months ended June 30, 2002, $1.3 million of interest expense related to the notes was excluded from net income.

     Other, Net. Net other expenses were $816,000 for the six months ended June 30, 2002 compared to $80,000 for the six months ended June 30, 2001. The amount for the six months ended June 30, 2002 primarily consists of costs in connection with the Company's restructuring of its convertible subordinated notes (see Note 2 of the Notes to Consolidated Financial Statements).

     Provision for Income Taxes. At June 30, 2002 and 2001, a full valuation allowance has been provided against the Company's net operating losses carryforwards and other deferred tax assets. Since the amounts and extent of the

Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded a full valuation allowance on the net deferred tax assets. For the six months ended June 30, 2002, although the Company has net income, no provision for income taxes has been reflected on the statement of operations due to the full valuation allowance. The Company has not recorded any income tax expense or benefit for the six months ended June 30, 2001 because the Company incurred losses during this period as well as maintained a full valuation allowance at June 30, 2001. There can be no assurances that the Company will realize the benefit of any net operating loss carryforwards on future taxable income generated by the Company due to the "change of ownership" provisions of the Internal Revenue Code Section 382 (see Liquidity and Capital Resources, Other Matters).

     Cumulative Effect of an Accounting Change. The Company adopted Emerging Issues Task Force Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," in the six months ended June 30, 2001. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the six months ended June 30, 2001, representing the change in fair value of contingent redemption features of warrants and common stock held by AOL from issuance on January 5, 1999 through June 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's cash requirements arise primarily from the subsidiaries' operational needs, the subsidiaries' capital expenditures, and the debt service obligations of the subsidiaries and of Talk America Holdings, Inc. Since Talk America Holdings, Inc. conducts all of it operations through its subsidiaries, primarily Talk America Inc., it relies on dividends, distributions and other payments from its subsidiaries to fund its obligations. The MCG Credit Facility Agreement and related agreements contain certain covenants, including covenants that may restrict such payments by the subsidiaries to Talk America Holdings, Inc. (see Note 5 of the Notes to Consolidated Financial Statements).

     Contractual obligations of the Company as of June 30, 2002 are summarized as follows (in thousands):


                                                     1 year or    2 - 3     4 - 5
Contractual Obligations (3)                 Total       less      Years     Years     Thereafter
-------------------------------------     ---------   --------   -------   -------    ----------
Talk America Holdings, Inc.:
----------------------------
   8% Convertible notes due 2011(1)        $65,159     $2,057     $2,940    $3,182      $56,980
   12% Senior subordinated notes
      due 2007                              70,653         --         --        --       70,653
   8% Convertible senior subordinated
      notes due 2007 (2)                     4,168         --         --        --        4,168
   4.5% Convertible subordinated notes
      due 2002                               3,910      3,910         --        --           --
   5% Convertible subordinated notes
      due 2004                                 670         --        670        --           --

Talk America Inc. and other subsidiaries:
-----------------------------------------
   Senior Credit Facility                   15,000      5,000     10,000        --           --
   Capital Lease Obligations                   262        204         58        --           --
   Other Long-Term Obligations               1,693      1,693         --        --           --
                                          ---------   --------   -------   -------    ----------
Total Contractual Obligations             $161,515    $12,864    $13,668    $3,182     $131,801
                                          =========   ========   =======   =======    ==========

---------------------

(1) The 2011 Convertible Notes include $33.6 million of principal and $31.5 million of future accrued interest (see Note 3 of the Notes to Consolidated Financial Statements). The 2011 Convertible Notes are subject to mandatory redemption, at the option of the holder, in September 2006 and September 2008 at par plus accrued interest.

(2) The 8% Notes include $2.8 million of principal and $1.3 million of future accrued interest (see Note 2 of the Notes to Consolidated Financial Statements).

(3) Excluded from these contractual obligations are operating lease obligations and network service obligations. The Company leases office space and equipment under operating lease agreements. Certain leases contain renewal options and purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of December 31, 2001, the Company had future minimum annual lease obligations under noncancellable operating leases with terms in excess of one year as follows: 2002 - $1.8 million, 2003 - $1.7 million, 2004 - $1.4 million, 2005 - $0.9 million, 2006 - $0.4 million and 2007 and thereafter - $0.3 million. The Company is also party to various network service agreements, which contain certain minimum usage commitments. The largest contract establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2002 - $22.2 million, 2003 - $22.8 million and 2004 - $27.9 million. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2002 - $3.0 million, 2003 - $6.0 million and 2004 - $3.0 million. As a consequence of these minimum network service obligations, there can be no assurances that the Company will be able to realize the most effective network cost.

     The Company relies on internally generated funds and cash and cash equivalents on hand to fund its capital and financing requirements. The Company had $30.7 million of cash and cash equivalents as of June 30, 2002, and $22.1 million as of December 31, 2001.

     Net cash provided by operating activities was $17.1 million for the six months ended June 30, 2002 compared to net cash used in operating activities of $13.5 million for six months ended June 30, 2001. For the six months ended June 30, 2002, the major contributors to the net cash provided by operating activities were the net income of $17.5 million and non-cash charges of $16.0 million primarily consisting of provision for doubtful accounts of $6.8 million and depreciation and amortization of $8.9 million. These amounts were offset by an increase in accounts receivable of $3.1 million and a decrease in accounts payable of $12.2 million. For the six months ended June 30, 2001, the net cash used in operating activities was mainly generated by the net loss of $72.8 million, an increase in accounts receivable of $47.1 million offset by non-cash items of $106.4 million primarily consisting of provision for doubtful accounts of $50.5 million, depreciation and amortization of $18.9 million and the cumulative effect of an accounting change for contingent redemptions of $36.8 million.

     Net cash used in investing activities was $3.3 million during the six months ended June 30, 2002, which consisted of capitalized software development costs of $1.1 million and capital expenditures for the purchase of equipment of $2.1 million. Net cash used in investing activities was $2.4 million during the six months ended June 30, 2001, which primarily related to the purchase of equipment and intangibles.

     Net cash used in investing activities was $2.5 million during the three months ended June 30, 2002, which consisted of capitalized software development costs of $0.6 million and capital expenditures for the purchase of equipment of $1.9 million. The Company anticipates incurring for the full year of 2002 capital expenditures of between $4 and $5 million and capitalized software development costs of between $2 and $3 million.

     Net cash used in financing activities for the six months ended June 30, 2002 was $5.2 million compared to $84,000 for the six months ended June 30, 2001. The net cash used in financing activities for the six months ended June 30, 2002 was primarily attributable to payment of borrowings under the Company's credit facility of $2.5 million, payments under 8% Convertible notes due 2011of $1.2 million, payments in connection with exchange of the Company's 4.5% Notes for 8% Notes of $470,000 and payments under capital lease obligations.

     The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising the Company's customer base.

CONVERTIBLE SUBORDINATED NOTES AND EXCHANGE OFFERS (see Note 2 of the Notes to Consolidated Financial Statements)

     Effective April 4, 2002, the Company completed the exchange of $57.9 million of the $61.8 million outstanding principal balance of its 4 1/2%
Convertible Subordinated Notes ("4 1/2% Notes") that mature on September 15, 2002 into $53.2 million of new 12% Senior Subordinated PIK Notes due August 2007 ("12% Notes") and $2.8 million of new 8% Convertible Senior Subordinated Notes due August 2007 ("8% Notes") and cash paid of $0.5 million. In addition, the Company exchanged $17.4 million of the $18.1 million outstanding principal balance of its 5% Convertible Subordinated Notes ("5% Notes") that mature on December 15, 2004 into $17.4 million of the new 12% Notes.

AOL  AGREEMENTS  (see  Note 3 of the Notes to Consolidated Financial Statements)

     On September 19, 2001, the Company restructured its financial obligations with AOL that arose under the 1999 Investment Agreement and also ended its marketing relationship with AOL effective September 30, 2001 (collectively the "AOL Restructuring"). In connection with the AOL Restructuring, the Company and AOL entered into a Restructuring and Note Agreement ("Restructuring Agreement") pursuant to which the Company has outstanding $33.6 million principal amount of its 8% secured convertible notes due September 2011, as of June 30, 2002. With the issuance of additional shares under the Restructuring Agreement, AOL held 7,200,000 shares of Company common stock.


SENIOR CREDIT FACILITY (see Note 5 of the Notes to Consolidated Financial Statements)

     The Company's principal operating subsidiaries have a Credit Facility Agreement with MCG Finance Corporation ("MCG"), providing for a term loan of up to $20.0 million maturing on June 30, 2005 and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million available through June 30, 2003. The availability of the line of credit facility is subject, among other things, to the successful syndication of that facility. The Company does not anticipate having any availability under this line of credit facility. Loans under the Credit Facility Agreement bear interest at a rate equal to either (a) the Prime Rate, or (b) LIBOR, plus, in each case, the applicable margin. The applicable margin is 7.0% for borrowings accruing interest at LIBOR and 6.0% for borrowings accruing interest at the Prime Rate.

     The Credit Facility Agreement subjects the Company and its subsidiaries to certain restrictions and covenants related to, among other things, liquidity, per-subscriber-type revenue, subscriber acquisition costs and interest coverage ratio requirements. The principal of the term loan is paid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter commencing on September 30, 2001, and is fully repaid by June 30, 2005. The loans under the Credit Facility Agreement are secured by a pledge of all of the assets of the subsidiaries of the Company that are parties to that agreement. In addition, the Company has guaranteed the obligations of those subsidiaries under the Credit Facility Agreement and related documents; the Company's guarantee subjects the Company to certain restrictions and covenants, including a prohibition against the payment of dividends in respect of the Company's equity securities, except under certain limited circumstances. In connection with the AOL Restructuring, MCG entered into an Intercreditor Agreement with AOL. At June 30, 2002, $15.0 million principal balance remained outstanding under the term loan facility and no amounts were outstanding or available under the line of credit facility.

OTHER  MATTERS

     The Company's provision of telecommunication services is subject to government regulation. Changes in existing regulations could have a material adverse effect on the Company. The Company's local telecommunication services are provided almost exclusively through the use of ILEC Unbundled Network Elements ("UNE"), and it is primarily the availability of costs-based UNE rates that enables the Company to price its local telecommunications services competitively. On May 13, 2002, the United Stated Supreme Court released an opinion in Verizon Communications et al v. Federal Communications Commission upholding the FCC's decision to adopt the "total element long-run incremental cost" ("TELRIC") methodology for pricing UNEs. On December 12, 2001, the FCC initiated its so-called UNE Triennial Review rulemaking in which it intends to review all UNEs and determine whether ILECs should continue to be required to provide them to competitors. Among other things, the FCC has indicated that it will consider whether ILECs should continue to be required to provide the "local switching" UNE, an essential component of the UNE-P combination. Any curtailment by the FCC in the availability of the local switching UNE would materially impair the Company's ability to provide local telecommunications services, and could eliminate the Company's capability to provide local telecommunications services entirely. On May 24, 2002, the United States Court of Appeals for the D.C. Circuit released an opinion in United States Telecom Association v. Federal Communications Commission remanding to the FCC for further consideration the Unbundled Network Element Remand Order, which may provide the FCC with justification for significantly reducing the unbundling obligations of the ILECs as part of the UNE Triennial Review. A petition for rehearing en banc has been filed by the FCC with the United States Court of Appeals for the D.C. Circuit.

     The FCC requires the Company and other providers of telecommunication services to contribute to the USF, which helps to subsidize the provision of local telecommunication services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The FCC is currently considering modifications to the USF program that may go into effect as early as the end of 2002. Any changes to the methodology used in the calculation of the collection and payment of USF charges may have an adverse impact on the Company's gross margin.

     At December 31, 2001, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $262.8 million. Due to the "change of ownership" provisions of the Internal Revenue Code Section 382, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods if a change of ownership of more than 50% of the value of the Company's stock should occur within a three-year testing period. Many of the changes that affect these percentage change determinations, such as changes in the Company's stock ownership, are outside the Company's control. A more-than-50% cumulative change in ownership for purposes of the Section 382 limitation occurred on August 31, 1998 and October 26, 1999. As a result of such changes, certain of the Company's carryforwards are limited. As of December 31, 2001, approximately $64.0 million of NOL carryforwards are not available to offset future income. In addition, based on information currently available to the Company, the Company believes that the change of ownership percentage was approximately 45% for the applicable three-year testing period. If, during the current three-year testing period, the Company experiences an additional more-than-50% ownership change under Section 382, the amount of the NOL carryforward available to offset future taxable income may be further and substantially reduced. To the extent the Company's ability to use these net operating loss carryforwards against any future income is limited, its cash flow available for operations and debt service would be reduced. There can be no assurance that the Company will realize the benefit of any carryforwards.

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

CRITICAL  ACCOUNTING  POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debt, goodwill and intangible assets, income taxes, contingencies and litigation. The Company bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Actual  results  may  differ  from  these  estimates.

     Recognition of Revenue. The Company derives its revenues from local and long distance phone services, primarily local services bundled with long distance services, long distance services, inbound toll-free service and dedicated private line services for data transmission. The Company recognizes revenue from voice, data and other telecommunications related services in the period in which subscribers uses the related service. Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of its customers to make required payments and for uncollectible usage.

     Deferred revenue represents the unearned portion of local telecommunication services and features that are billed one month in advance. In addition, it includes the amortization of a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. The payment is amortized over the five-year term of the agreement, which expires October 2002. The amount included in revenue was

$1.9 million in each of the quarters ended June 30, 2002 and 2001. The remaining amount of $2.5 million will be included in revenue during the remainder of 2002. This agreement is terminable by either party on thirty days notice. Termination by either party would accelerate recognition of the deferred revenue.

     Allowance for Doubtful Accounts. The Company reviews accounts receivable, historical bad debt, and customer credit-worthiness through customer credit scores, current economic trends, changes in customer payment history and acceptance of the Company's calling plans and fees when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's accounts receivable balance was $23.0 million, net of allowance for doubtful accounts of $17.1 million, as of June 30, 2002.

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

     Goodwill. Goodwill represents the cost in excess of net assets of acquired companies. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill (comprised of goodwill acquired in the Access One acquisition in August 2000) will not be amortized, but rather will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Prior to January 1, 2002 goodwill and intangibles were amortized on a straight-line basis over periods ranging from 5 years to 15 years. Impairment testing for goodwill is performed at a reporting unit level. An impairment loss would generally be recognized when the carrying amount of the reporting units' net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with long-lived assets and intangible assets with a definite life. The Company completed the transitional assessment of goodwill under the requirements of SFAS 142 and determined that the fair value of the reporting unit exceeds the carrying amount, thus the goodwill is not considered impaired.

     Software Development Costs. Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software.

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

     The Company records a valuation allowance to reduce its deferred tax assets in an amount that is more likely than not to be realized. The Company has provided a full valuation allowance for the net deferred tax assets for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes as of June 30, 2002. If the Company continues to be profitable in future quarters at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the Company's combined federal and state effective rates.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

10.1 Amendment to Employment Agreement, dated June 17, 2002, between the Company and Kevin Griffo (filed herewith). *

10.2 Interconnection Agreement between BellSouth Telecommunications, Inc., The Other Phone Company, Inc. d/b/a Access One Communications, The Other Phone Company, Inc. d/b/a Talk America Inc., (NOT in Florida) and Talk America Inc. dated May 13, 2002 (filed herewith).

99.1 Certification of Gabriel Battista Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  Form  8-K

     During the quarter ended June 30, 2002, the Company filed no Current Reports on Form 8-K.

*  Management  contract  or  compensatory  plan  or  arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TALK AMERICA HOLDINGS, INC.

Date:  August  13,  2002                By: /s/  Gabriel  Battista
                                           ------------------------
                                           Gabriel  Battista
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and Director


Date:  August  13,  2002                By: /s/  David  G.  Zahka
                                           ------------------------
                                           David  G.  Zahka
                                           Chief  Financial  Officer
                                          (Principal  Financial  Officer)


Date:  August  13,  2002                By: /s/  Thomas  M.  Walsh
                                           ------------------------
                                           Thomas  M.  Walsh
                                           Senior Vice President - Finance
                                          (Principal Accounting Officer)