Form 10-Q
period 2002-09-30
TALK AMERICA
filed 2002-11-13
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------

                                    FORM 10-Q

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[  ]         TRANSACTION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF
             THE  SECURITIES  EXCHANGE  ACT  OF  1934

                     FOR THE TRANSITION PERIOD FROM     TO
                                                    ---    ---

                        COMMISSION FILE NUMBER 0 - 26728

                           TALK AMERICA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   23-2827736
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

                                 Yes   X  No
                                     ----    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     27,296,166 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of November 1, 2002.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX
                                                                          PAGE
                                                                          ----
PART  I  -  FINANCIAL  INFORMATION:

Item 1.   Consolidated  Financial  Statements:

          Consolidated Statements of Operations - Three and Nine
          Months  Ended  September  30,  2002  and  2001  (unaudited)        3

          Consolidated  Balance  Sheets  -  September  30, 2002
          (unaudited)  and  December  31,  2001                              4

          Consolidated Statements of Cash Flows - Nine Months Ended
          September  30,  2002  and  2001  (unaudited)                       5

          Notes  to  Consolidated  Financial  Statements  (unaudited)        6

Item 2.   Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations                14

Item 3.   Quantitative and Qualitative Disclosure About Market Risk         27

Item 4.   Controls  and  Procedures                                         27

PART  II  -  OTHER  INFORMATION:

Item  2.  Changes  in  Securities                                           28

Item  6.  Exhibits  and  Reports  on  Form  8-K

          (a)  Exhibits                                                     28
          (b)  Reports  on  Form  8-K                                       28

                         PART I - FINANCIAL INFORMATION

ITEM  1.    CONSOLIDATED  FINANCIAL  STATEMENTS


                                 TALK  AMERICA  HOLDINGS,  INC.  AND  SUBSIDIARIES
                                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                    (UNAUDITED)

                                                                FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                            ---------------------------  ---------------------------
                                                                2002           2001         2002             2001
                                                            -----------     -----------  -----------     -----------
Sales                                                        $  79,133      $  126,335    $  236,253     $  390,560

Costs and expenses:
   Network and line costs                                       37,792          58,679       115,663        186,897
   General and administrative expenses                          11,958          20,537        40,166         64,248
   Provision for doubtful accounts                               2,190          28,888         8,998         79,437
   Sales and marketing expenses                                  6,829          12,123        19,637         68,581
   Depreciation and amortization                                 4,611          10,338        13,483         29,250
   Impairment and restructuring charges                             --         171,174            --        171,174
                                                            -----------     -----------   ----------     -----------
      Total costs and expenses                                  63,380         301,739       197,947        599,587
                                                            -----------     -----------   ----------     -----------

Operating income (loss)                                         15,753        (175,404)       38,306       (209,027)
Other income (expense):
   Interest income                                                 299             257           482          1,088
   Interest expense                                             (2,568)         (1,518)       (6,941)        (4,644)
   Other, net                                                     (106)         (2,501)         (922)        (2,581)
                                                            -----------     -----------   ----------     -----------

Income (loss) before provision for income taxes                 13,378        (179,166)       30,925       (215,164)
Provision for income taxes                                          --              --            --             --
                                                            -----------     -----------   ----------     -----------
Income (loss) before extraordinary gain and cumulative
   effect of an accounting change                               13,378        (179,166)       30,925       (215,164)
Extraordinary gain from extinguishments of debt                     --          16,867            --         16,867
Cumulative effect of an accounting change                           --              --            --        (36,837)
                                                            -----------     -----------   ----------     -----------

Net income (loss)                                            $  13,378     $  (162,299)    $  30,925    $  (235,134)
                                                            ===========     ===========   ==========     ===========

Income (loss) per share - Basic:
   Income (loss) before extraordinary gain and
      cumulative effect of an accounting change per share    $    0.49     $     (6.82)    $    1.14    $     (8.22)
   Extraordinary gain per share                                     --            0.64            --           0.64
   Cumulative effect of an accounting change per share              --              --            --          (1.41)
                                                            -----------     -----------   ----------     -----------
   Net income (loss) per share                               $    0.49     $     (6.18)    $    1.14    $     (8.99)
                                                            ===========     ===========   ==========     ===========
   Weighted average common shares outstanding                   27,243          26,247        27,217         26,166
                                                            ===========     ===========   ==========     ===========

Income (loss) per share - Diluted:
   Income (loss) before extraordinary gain and
      cumulative effect of an accounting change per share    $    0.45     $     (6.82)    $    1.09    $     (8.22)
   Extraordinary gain per share                                     --            0.64            --           0.64
   Cumulative effect of an accounting change per share              --              --            --          (1.41)
                                                            -----------     -----------   ----------     -----------
   Net income (loss) per share                               $    0.45     $     (6.18)    $    1.09    $     (8.99)
                                                            ===========     ===========   ==========     ===========

   Weighted average common and common equivalent
      shares outstanding                                        29,617          26,247        28,501         26,166
                                                            ===========     ===========   ==========     ===========
               See  accompanying  notes  to  consolidated  financial statements.


                              TALK  AMERICA  HOLDINGS,  INC.  AND  SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                 2002             2001
                                                                            --------------   -------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  41,067       $  22,100
   Accounts receivable, trade (net of allowance for uncollectible accounts of $11,956 and $46,404 at September 30, 2002 and December 31,
      2001, respectively)                                                        23,628          26,647
   Prepaid expenses and other current assets                                      1,691           1,951
                                                                            --------------   -------------
         Total current assets                                                    66,386          50,698

Property and equipment, net                                                      68,189          75,879
Goodwill                                                                         19,503          19,503
Intangibles, net                                                                  8,089          10,169
Other assets                                                                      8,113           8,972
                                                                            --------------   -------------
                                                                              $ 170,280       $ 165,221
                                                                            ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                           $  29,763       $  43,098
   Sales, use and excise taxes                                                   10,478           8,339
   Deferred revenue                                                               6,480          10,193
   Current portion of long-term debt                                             15,257          10,544
   4.5% Convertible subordinated notes due 2002                                      --           3,910
   Accrued compensation                                                           5,352           1,108
   Other current liabilities                                                      6,559          10,081
                                                                            --------------   -------------
         Total current liabilities                                               73,889          87,273
                                                                            --------------   -------------

Long-term debt:
   Senior credit facility                                                            --          12,500
   8% Convertible notes due 2011 (includes future accrued interest of
      $28,824 and $30,982 at September 30, 2002 and December 31, 2001,
      respectively)                                                              63,102          63,755
   12% Senior subordinated notes due 2007                                        71,681              --
   8% Convertible senior subordinated notes due 2007 (includes future
      accrued interest of $1,281 at September 30, 2002)                           4,103              --
   4.5% Convertible subordinated notes due 2002                                      --          57,934
   5% Convertible subordinated notes due 2004                                       670          18,093
   Other long-term debt                                                              42              88
                                                                            --------------   -------------
         Total long-term debt                                                   139,598         152,370
                                                                            --------------   -------------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares
      outstanding                                                                    --              --
   Common stock - $.01 par value, 100,000,000 shares authorized;
      27,264,911 and 27,150,907 shares issued and outstanding at
      September 30, 2002 and December 31, 2001, respectively                        273             272
   Additional paid-in capital                                                   351,458         351,169
   Accumulated deficit                                                         (394,938)       (425,863)
                                                                            --------------   -------------
         Total stockholders' equity (deficit)                                   (43,207)        (74,422)
                                                                            --------------   -------------
                                                                              $ 170,280       $ 165,221
                                                                            ==============   =============
               See  accompanying  notes  to  consolidated  financial statements.


                           TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)
                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          ---------------------------
                                                                               2002           2001
                                                                          -------------   -----------
Cash flows from operating activities:
   Net income (loss)                                                        $  30,925     $ (235,134)
   Reconciliation of net income (loss) to net cash provided by
      (used in) operating activities:
      Provision for doubtful accounts                                           8,998         79,437
      Depreciation and amortization                                            13,483         29,250
      Impairment and restructuring charges                                         --        171,174
      Cumulative effect of an accounting change for contingent redemptions         --         36,837
      Extraordinary gain from restructuring of contingent redemptions              --        (16,867)
      Unrealized loss on increase in fair value of contingent redemptions          --          2,372
      Gain on legal settlement                                                  (1,681)           --
      Loss on sale and retirement of assets                                        205           116
      Other non-cash charges                                                     1,091            77
      Changes in assets and liabilities:
         Accounts receivable, trade                                             (5,979)      (68,200)
         Prepaid expenses and other current assets                                 393           (61)
         Other assets                                                            1,622           529
         Accounts payable                                                      (13,335)       (7,649)
         Deferred revenue                                                       (3,713)       (4,877)
         Sales, use and excise taxes                                             2,139           689
         Other liabilities                                                       1,008         4,195
                                                                          -------------   -----------
            Net cash provided by (used in) operating activities                 35,156        (8,112)
                                                                          -------------   -----------

Cash flows from investing activities:
   Capital expenditures                                                         (3,011)       (2,784)
   Capitalized software development costs                                       (1,753)         (656)
   Acquisition of intangibles                                                      (50)         (154)
                                                                          -------------   -----------
           Net cash used in investing activities                                (4,814)       (3,594)
                                                                          -------------   -----------

Cash flows from financing activities:
   Payments of borrowings                                                       (4,170)       (1,347)
   Payments of convertible debt                                                 (6,279)           --
   Payments of capital lease obligations                                        (1,022)           --
   Payments in connection with restructuring contingent redemptions                 --        (3,525)
   Exercise of stock options                                                        96            --
                                                                          -------------   -----------
           Net cash used in financing activities                               (11,375)       (4,872)
                                                                          -------------   -----------

Net increase (decrease) in cash and cash equivalents                            18,967       (16,578)
Cash and cash equivalents, beginning of period                                  22,100        40,604
                                                                          -------------   -----------
Cash and cash equivalents, end of period                                     $  41,067     $  24,026
                                                                          =============   ===========
               See  accompanying  notes  to  consolidated  financial statements.

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

     The consolidated financial statements and related notes thereto as of September 30, 2002 and for the three and nine months ended September 30, 2002 and September 30, 2001 are presented as unaudited but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2001 was derived from the audited financial statements included in the Company's Form 10-K, as amended by its Form 10-K/A filed April 12, 2002. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended by its Form 10-K/A filed April 12, 2002. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     Effective October 15, 2002, the Company's stockholders approved a one-for-three reverse stock split of the Company's common stock, decreasing the number of common shares authorized from 300 million to 100 million. The reverse stock split has been reflected retroactively in the accompanying financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, stock option data and market prices have been restated to reflect this reverse stock split. In addition, stockholders' equity (deficit) has been restated retroactively for all periods presented for the par value of the number of shares that were eliminated as a result of the reverse stock split.

(B)  RISKS  AND  UNCERTAINTIES

     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

     - The Company's business strategy with respect to bundled local and long distance services may not succeed
     - Failure to manage, or difficulties in managing, the Company's growth and operations including attracting and retaining qualified personnel and expanding into new markets with competitive pricing and favorable gross margins
     - Dependence on the availability and functionality of incumbent local telephone companies' networks as they relate to the unbundled network element platform
     - Increased price competition in local and long distance services and overall competition within the telecommunications industry
     - Failure or interruption in the Company's network and technology and information systems
     - Changes in government policy, regulation and enforcement and/or adverse judicial interpretations and rulings related to regulation and enforcement
     - Failure of the marketing of the bundle of the Company's local and long distance services under agreements with its direct marketing channels and its various marketing partners and failure to successfully add new marketing partners
     -    Inability  to  adapt  to  technological  change
     - Inability to manage customer attrition or turnover and bad debt expense and to lower customer acquisition costs
     - Adverse change in the Company's relationship with its vendors or other third party carriers
     - Failure or bankruptcy of other telecommunications companies whom the Company relies upon for services and revenues
     - Ability to realize the full benefit of the net operating loss carryforwards on future taxable income generated by the Company

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

     In order to complete the transitional assessment of goodwill as required by SFAS 142, the Company was required to determine by June 30, 2002, the fair value of the reporting unit associated with the goodwill and compare it to the reporting unit's carrying amount, including goodwill. To the extent a reporting unit's carrying amount exceeded its fair value, an indication would have existed that the reporting unit's goodwill assets may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, "Business Combinations," to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. The Company completed the transitional assessment of goodwill and determined that the fair value of the reporting unit exceeds its carrying amount, thus goodwill is not considered impaired. Since the fair value of the reporting unit exceeded the carrying amount under the transitional assessment, the Company does not need to perform the second step of the transitional impairment test. The Company determined that it has one reporting unit under the guidance of SFAS 142. The fair value was determined primarily using a discounted cash flow approach and quoted market price of the Company's stock. The amount of goodwill reflected in the balance sheet as of September 30, 2002 was $19.5 million. The required impairment tests of goodwill may result in future period write-downs.

     The following unaudited pro forma summary presents the adoption of SFAS 142 as of the beginning of the periods presented to eliminate the amortization expense recognized in those periods related to goodwill that are no longer required to be amortized. The pro forma amounts for the three and nine months ended September 30, 2001 do not include any write-downs of goodwill that could have resulted had the Company adopted SFAS 142 as of the beginning of the periods presented and performed the required impairment test under this standard.

                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                             --------------------------    -------------------------
                                                  2002         2001           2002          2001
                                             ------------   -----------    ------------   ----------
Net income (loss) as reported                  $ 13,378     $(162,299)       $ 30,925     $(235,134)
Goodwill amortization                                --         5,502              --        15,955
                                             ------------   -----------    ------------   ----------
Adjusted net income (loss)                     $ 13,378     $(156,797)       $ 30,925     $(219,179)
                                             ============   ===========    ============   ==========

Basic income (loss) per share:
   Net income (loss) as reported per share     $   0.49     $   (6.18)       $   1.14     $   (8.99)
   Goodwill amortization per share                   --          0.21              --          0.61
                                             ------------   -----------    ------------   ----------
   Adjusted net income (loss) per share        $   0.49     $   (5.97)       $   1.14     $   (8.38)
                                             ============   ===========    ============   ==========

Diluted income (loss) per share:
   Net income (loss) as reported per share     $   0.45     $   (6.18)       $   1.09     $   (8.99)
   Goodwill amortization per share                   --          0.21              --          0.61
                                             ------------   -----------    ------------   ----------
   Adjusted net income (loss) per share        $   0.45     $   (5.97)       $   1.09     $   (8.38)
                                             ============   ===========    ============   ==========

      Intangible assets consisted primarily of purchased customer accounts with a definite life and are being amortized on a straight-line basis over 5 years. The Company incurred amortization expense on intangible assets with a definite life of $0.7 million and $2.1 million for the three and nine months ended September 30, 2002, and $0.8 million and $3.0 million for the three and nine months ended September 30, 2001. The Company's balance of intangible assets with a definite life was $8.1 million at September 30, 2002, net of accumulated amortization of $5.5 million. Amortization expense on intangible assets with a definite life for the next 5 years as of September 30, is as follows: 2003 - $2.8 million, 2004 - $2.8 million, 2005 - $2.4 million and 2006 - $0.1 million.

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

     Effective January 1, 2002, the Company also adopted Emerging Issues Task Force (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's statement of operations and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration relates to a separate, identifiable benefit and the benefit's fair value can be established. The adoption of this issue resulted in a reclassification of approximately $7.3 million from sales and marketing expenses to a reduction of net sales for the nine months ended September 30, 2001 attributed to direct marketing promotion check campaigns. The adoption of EITF 01-09 did not have a material effect on the Company's consolidated financial statements for the three months ended September 30, 2001 and the three and nine months ended September 30, 2002, as the Company did not have any direct marketing promotion check campaigns during these periods.

     In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002." SFAS 145 eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items. Gains and losses from extinguishment of debt will now be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. Generally, SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company will adopt SFAS 145 effective January 1, 2003. The adoption of SFAS 145 will result in a reclassification from extraordinary gains (losses) from the extinguishment of debt to other income (expense).

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

     The new 12% Notes accrue interest at a rate of 12% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002. Interest is payable in cash, except that the Company may, at its option, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment date in additional 12% Notes. The new 8% Notes accrue interest at a rate of 8% per year on the principal amount, payable two times a year on each February 15 and August 15, beginning on August 15, 2002 and are convertible, at the option of the holder, into common stock at $15.00 per share. The 12% and 8% Notes are redeemable at any time at the option of the Company at par value plus accrued interest to the redemption date, although the AOL Restructuring Agreement restricts the Company's ability to redeem the 12% and 8% Notes (see Note 3). In addition, the Company is not required to make mandatory redemption payments to repurchase the new notes or the 5% Notes in the case of a change of control of the Company or to repurchase the notes on the termination of trading of the Company's common stock on a national securities exchange or established automated over-the-counter trading market.

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the exchange of the 4 1/2% Notes into $53.2 million of the 12% Notes and $2.8 million of the 8% Notes is accounted for as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) is less than the future cash flows to holders of 8% Notes and 12% Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on the balance sheet at $57.4 million as long-term debt. The difference of $1.4 million between principal and the carrying amount is being recognized as a reduction of interest expense over the life of the new notes.

NOTE  3.  AOL  AGREEMENTS

     On September 19, 2001, the Company restructured its financial obligations with America Online, Inc. ("AOL") that arose under the Investment Agreement entered into on January 5, 1999 and also ended its marketing relationship with AOL effective September 30, 2001 (collectively the "AOL Restructuring"). In connection with the AOL Restructuring, the Company and AOL entered into a Restructuring and Note Agreement ("Restructuring Agreement") pursuant to which the Company issued to AOL $54.0 million principal amount of its 8% secured convertible notes due September 2011 ("2011 Convertible Notes") and 1,026,209 additional shares of the Company's common stock.

     Pursuant to the Restructuring Agreement, in exchange for and in cancellation of the Company's warrants to purchase 907,328 shares of the common stock and the Company's related obligations under the Investment Agreement to repurchase such warrants from AOL, the Company issued the 1,026,209 additional shares of its common stock to AOL, after which AOL holds a total of 2,400,000 shares of common stock. The Company agreed to provide certain registration rights to AOL in connection with the shares of common stock issued to it by the Company.

     The  Restructuring  Agreement  provided  that the Investment Agreement, the
Security  Agreement  securing  the  Company's  obligations  under the Investment
Agreement and the existing Registration Rights Agreement with AOL were terminated in their entirety and the parties were released from any further obligation under these agreements. In addition, AOL, as the holder of the 2011 Convertible Note, entered into an intercreditor agreement with the lender under the Company's existing secured credit facility, which survives the early retirement of debt under the Company's Senior Credit Facility (see Note 5).

     The 2011 Convertible Notes were issued in exchange for a release of the Company's reimbursement obligations under the Investment Agreement. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20.0 million by surrender and cancellation of $20.0 million principal amount of the 2011 Convertible Notes delivered to AOL, thereby reducing the outstanding principal amount of the 2011 Convertible Notes to $34.0 million. The 2011 Convertible Notes are convertible into shares of the Company's common stock at the rate of $15.00 per share, may be redeemed by the Company at any time without premium and are subject to mandatory redemption at the option of the holder on September 15, 2006 and September 15, 2008. The 2011 Convertible Notes accrue interest at the rate of 8% per year on the principal amount, payable two times a year on January 1 and July 1; interest is payable in cash, except that the Company may elect to pay up to 50% (100% in the case of the first interest payment) of the interest due on any payment date, in kind rather than in cash. The 2011 Convertible Notes are guaranteed by the Company's principal operating subsidiaries and are secured by a pledge of the Company's and the subsidiaries' assets.

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

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the AOL Restructuring transaction was accounted for as a troubled debt restructuring. The Company combined all liabilities due
AOL at the time of the Restructuring Agreement, including the contingent redemption feature of the warrants with a value of $34.2 million and the contingent redemption feature of the common stock with a value of $54.0 million. The total liability of $88.2 million was reduced by the fair value of the 1,026,209 incremental shares provided to AOL of $1.4 million and cash paid in connection with the AOL Restructuring of $3.5 million. Since the remaining value of $83.3 million was greater than the future cash flows to AOL of $66.4 million (representing the $34.0 million of convertible debt and $32.4 million of future interest expense), the liability was written down to the value of the future cash flows due to AOL and an extraordinary gain of $16.9 million was recorded in the third quarter of 2001. As a result of this accounting treatment, the Company will record no interest expense associated with these convertible notes in future periods in the Company's statements of operations.

     On February 21, 2002, by letter agreement, AOL agreed, subject to certain conditions, to waive certain rights that it had under the Restructuring Agreement with respect to the Company's restructuring of its existing 4 1/2% and 5% Notes. Under the letter agreement, the Company also paid AOL approximately $1.2 million as a prepayment on the 2011 Convertible Note, approximately $0.7 million of which was credited against amounts the Company owed AOL under the letter agreement for cash payments in the exchange offers. After giving effect to the prepayment, and taking into account the interest that had been paid on the 2011 Convertible Notes as additional principal, there was outstanding as of September 30, 2002, an aggregate of $34.3 million principal amount of the 2011 Convertible Notes and the Company complied with the various conditions of the letter agreement and did not owe AOL any additional payments related to the exchange offers.

     On January 5, 1999, the Company and AOL entered into an Investment Agreement. Under the terms of the Investment Agreement, the Company agreed to reimburse AOL for losses AOL may incur on the sale of certain shares of the Company's common stock. In addition, AOL also had the right to require the Company to repurchase warrants held by AOL. Upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company could have been required to repurchase for cash all of the shares held by AOL for $78.3 million ($57 per share), and the warrants for $36.3 million.

     The Company had originally recorded the contingent redemption value of the common stock and warrants at $78.3 and $36.3 million, respectively, with a corresponding reduction in additional paid-in capital. In connection with the implementation of EITF 00-19, the contingent redemption feature of the common stock and warrants were recorded as a liability at their fair values of $53.5 and $32.3 million, respectively, as of June 30, 2001. The increase in the fair value of these contingent redemption instruments from issuance on January 5, 1999 to June 30, 2001 was $36.8 million, which has been presented as a cumulative effect of a change in accounting principle in the statement of operations. For the quarter ended September 30, 2001, the Company recorded an unrealized loss of $2.4 million on the increase in the fair value of the contingent redemption instruments, which was reflected in other (income) expense on the statement of operations. As discussed above, these contingent redemption instruments were satisfied through the Restructuring Agreement entered into with AOL on September 19, 2001.

NOTE  4.  LEGAL  PROCEEDINGS

     In the third quarter of 2002, the Company paid $140,000 in connection with the favorable settlement of litigation relating to an obligation with a third party that had previously been reflected as a liability, and recorded a non-cash gain in the amount of $1.7 million.

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

NOTE  5.  SENIOR  CREDIT  FACILITY

     On October 4, 2002, the principal operating subsidiaries of Company retired, prior to maturity, all of the debt outstanding under the Senior Credit Facility Agreement between the subsidiaries and MCG Finance Corporation ("MCG"). Accordingly, the entire principal balance as of September 30, 2002 of $13.8 million has been reflected in the current portion of long-term debt. The Senior Credit Facility Agreement was secured by a pledge of all of the assets of the subsidiaries of the Company that were a party to the Senior Credit Facility Agreement. In addition, the Company had guaranteed the obligations under the Senior Credit Facility Agreement. The Senior Credit Facility Agreement subjected the Company and its subsidiaries to certain restrictions and covenants related to among other things, liquidity, per-subscriber-type of revenue, subscriber acquisition costs and interest coverage ratio requirements. As a result of the retirement of the debt under the Senior Credit Facility Agreement, the pledge of assets and the restrictions and covenants under the Senior Credit Facility Agreement were terminated and the Company will incur a one-time, non-cash extraordinary charge to earnings of approximately $1.1 million in the fourth quarter of 2002, reflecting the acceleration of the amortization of certain deferred finance charges and fees.

     The Credit Facility Agreement provided for a term loan of up to $20.0 million maturing on June 30, 2005 and a line of credit facility permitting such subsidiaries to borrow up to an additional $30.0 million available through June 30, 2003. The availability of the line of credit facility was subject, among other things, to the successful syndication of that facility. No amounts were outstanding or available under the line of credit facility as of September 30, 2002. Loans under the Credit Facility Agreement bore interest at a rate equal to either (a) the Prime Rate, or (b) LIBOR, plus, in each case, the applicable margin. The applicable margin was 7.0% for borrowings accruing interest at LIBOR and 6.0% for borrowings accruing interest at the Prime Rate. The principal of the term loan was paid in quarterly installments of $1.25 million on the last calendar day of each fiscal quarter commencing on September 30, 2001.

     In connection with the AOL Restructuring, MCG entered into an Intercreditor Agreement with AOL, which survives the early retirement of debt under the Credit Facility Agreement (see Note 3).

NOTE  6.  IMPAIRMENT  AND  RESTRUCTURING  CHARGES

     In the third quarter of 2001, the Company recorded an impairment charge of $168.7 million, primarily related to the write-down of goodwill associated with the acquisition of Access One Communications Corp., ("Access One"), a private, local telecommunications service provider to nine states in the southeastern United States. The goodwill was created by purchase accounting treatment of the Access One merger transaction that closed in August 2000. SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," required the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121 due to the increased bad debt rate and increased customer turnover, as well as the AOL Restructuring that occurred in the quarter ended September 30, 2001. The Company addressed these operational issues by improving credit quality through credit scoring the existing and future customer base, slowing down growth of new expected customers through decreased marketing, and lowering product pricing. These and other actions taken by the Company resulted in lower current and future projected growth of bundled revenues and cash flows than those originally projected at the time of the Access One merger. The write-down of goodwill was based on an analysis of projected discounted cash flows using a discount rate of 18%, which results determined that the fair value of the goodwill was substantially less than the carrying value.

     In September 2001, the Company approved a plan to close one of its call center operations. The Company recorded a charge of $2.5 million in the quarter ended September 30, 2001 to reflect the elimination of approximately 225 positions amounting to $1.0 million and lease exit costs amounting to $1.5 million in connection with the call center closure. The employees identified in the plan were notified in September 2001 and terminated in October 2001. Actual restructuring costs were $1.9 million, comprised of $1.2 million of employee severance costs and $0.7 million of lease termination and other call center closure costs. Accordingly, a $0.6 million credit was recorded in the statement of operations for the fourth quarter of 2001 for the difference between the original restructuring charge of $2.5 million and the actual costs incurred of $1.9 million.

NOTE  7.  PER  SHARE  DATA

     Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options, warrants and convertible bonds. Earnings per share are computed as follows (in thousands):

                                                  FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS
                                                        SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                  --------------------------     --------------------------
                                                      2002           2001           2002            2001
                                                  ------------   -----------     ------------  ------------
Income (loss) before extraordinary gain and
   cumulative effect of an accounting change       $ 13,378       $(179,166)       $ 30,925    $(215,164)
Extraordinary gain                                       --          16,867              --       16,867
Cumulative effect of an accounting change                --              --              --      (36,837)
                                                  ------------   -----------     ------------  ------------
Net income (loss)                                  $ 13,378       $(162,299)       $ 30,925    $(235,134)
                                                  ============   ===========     ============  ============

Average shares of common stock outstanding
   used to compute basic earnings per share          27,243          26,247          27,217       26,166
Additional common shares to be issued
   assuming exercise of stock options and
   warrants *                                         2,374              --           1,284           --
                                                  ------------   -----------     ------------   -----------
Average shares of common and common
   equivalent stock outstanding used to compute
   diluted earnings per share                        29,617          26,247          28,501       26,166
                                                  ============   ===========     ============  ============

Income (loss) per share - Basic:
   Income (loss) before extraordinary gain and
      cumulative effect of an accounting change
      per share                                    $   0.49       $   (6.82)       $   1.14    $   (8.22)
   Extraordinary gain per share                          --            0.64              --         0.64
   Cumulative effect of an accounting change
      per share                                          --              --              --        (1.41)
                                                  ------------   -----------     ------------   -----------
   Net income (loss) per share                     $   0.49       $   (6.18)       $   1.14    $   (8.99)
                                                  ============   ===========     ============  ============

   Weighted average common shares
      outstanding                                    27,243          26,247          27,217       26,166
                                                  ============   ===========     ============  ============

Income (loss) per share - Diluted:
   Income (loss) before extraordinary gain and
      cumulative effect of an accounting change
      per share                                    $   0.45       $   (6.82)       $   1.09    $   (8.22)
   Extraordinary gain per share                          --            0.64              --         0.64
   Cumulative effect of an accounting change
      per share                                          --              --              --        (1.41)
                                                  ------------   -----------     ------------   -----------
   Net income (loss) per share                     $   0.45       $   (6.18)       $   1.09    $   (8.99)
                                                  ============   ===========     ============  ============

   Weighted average common and common
      equivalent shares outstanding                  29,617          26,247          28,501       26,166
                                                  ============   ===========     ============  ============

* The diluted share basis for the three and nine months ended September 30, 2001 excludes convertible notes, options and warrants due to their antidilutive effect as a result of the Company's net loss from continuing operations. The diluted share basis for the three and nine months ended September 30, 2002 excludes convertible notes that are convertible into 2.5 million shares of common stock due to their antidilutive effect.

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

     Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed elsewhere in this Form 10-Q (see particularly Note 1(b) of the Notes to the Consolidated Financial Statements) and the Company's other filings with the Securities and Exchange Commission, important factors that could cause such actual results to differ materially include, among others, dependence on the availability and functionality of incumbent local telephone companies' networks as they relate to the unbundled network element platform, increased price competition for long distance and local services, failure of the marketing of the bundle of local and long distance services and long distance services under its agreements with its direct marketing channels and its various marketing partners, failure to manage the nonpayment of amounts due the Company from its customers from bundled and long distance services, attrition in the number of end-users, failure or difficulties in managing the Company's operations, including attracting and retaining qualified personnel, failure of the Company to be able to expand its active offering of local bundled services in a greater number of states, failure to provide timely and accurate billing information to customers, failure of the Company to manage its collection management systems and credit controls for customers, interruption in the Company's network and information systems, failure of the Company to provide adequate customer service and changes in government policy, regulation and enforcement and/or adverse judicial interpretations and rulings relating to such regulations and enforcement. Except as otherwise required by law, the Company undertakes no obligation to update its forward-looking statements.

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

     The Company's telecommunication services offerings primarily include the bundled service offering of local and long distance voice services, which are billed to customers in one combined invoice. Local phone services include local dial tone, local calling plans that include free member-to-member calling, and a variety of features such as caller identification, call waiting and three-way calling. Long distance phone services include traditional 1+ long distance, international and calling cards. The Company uses the unbundled network element platform ("UNE-P") of the incumbent local exchange carriers ("ILECs") network to provide local services and the Company's nationwide network and third party international call termination to provide long distance services. The FCC is currently undertaking its triennial review of local phone competition, including the continued availability of certain unbundled network elements and switching (see "Liquidity and Capital Resources, Other Matters"). The Company attracts new customers through referral programs, direct marketing programs, agent and direct sales, and online partners.

RESULTS  OF  OPERATIONS

     The following table sets forth for the periods indicated certain financial data of the Company as a percentage of sales:


                                            FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                          ------------------------      ------------------------
                                             2002          2001           2002           2001
                                          ----------    ----------      ----------    ----------
Sales                                       100.0%        100.0%           100.0%        100.0%
Costs and expenses:
   Network and line costs                    47.8          46.4             49.0          47.9
   General and administrative expenses       15.1          16.2             17.0          16.4
   Provision for doubtful accounts            2.8          22.9              3.8          20.3
   Sales and marketing expenses               8.6           9.6              8.3          17.6
   Depreciation and amortization              5.8           8.2              5.7           7.5
   Impairment and restructuring charges        --         135.5               --          43.8
                                          ----------    ----------      ----------    ----------
      Total costs and expenses               80.1         238.8             83.8         153.5
                                          ----------    ----------      ----------    ----------
Operating income (loss)                      19.9        (138.8)            16.2         (53.5)
Other income (expense):
   Interest income                            0.4           0.2              0.2           0.3
   Interest expense                          (3.3)         (1.2)            (2.9)         (1.2)
   Other, net                                (0.1)         (2.0)            (0.4)         (0.7)
                                          ----------    ----------      ----------    ----------
Income (loss) before income taxes            16.9        (141.8)            13.1         (55.1)
Provision for income taxes                     --            --               --            --
                                          ----------    ----------      ----------    ----------
Income (loss) before extraordinary gain
   and cumulative effect of an
   accounting change                         16.9        (141.8)            13.1         (55.1)
Extraordinary gain                             --          13.3               --           4.3
Cumulative effect of an accounting
   change                                      --            --               --          (9.4)
                                          ----------    ----------      ----------    ----------
Net income (loss)                            16.9%       (128.5)%           13.1%        (60.2)%
                                          ==========    ==========      ==========    ==========

QUARTER  ENDED  SEPTEMBER  30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

     Sales. Sales decreased by 37.4% to $79.1 million for the quarter ended September 30, 2002 from $126.3 million for the quarter ended September 30, 2001, but have increased 1.9% sequentially from $77.7 million for the quarter ended June 30, 2002.

     The Company's long distance sales decreased to $34.6 million for the quarter ended September 30, 2002 from $69.4 million for the quarter ended September 30, 2001, and have decreased 9.6% sequentially from $38.3 million for the quarter ended June 30, 2002. A significant percentage of the Company's revenues were derived from long distance telecommunication services provided to customers who were obtained under the AOL marketing agreement. The Company's decision to focus on the bundled product and the discontinuation of the AOL marketing relationship effective September 30, 2001, together with customer turnover, contributed to the decline in long distance customers and revenues. This decline in long distance customers and revenues is expected to continue so long as the Company continues to focus its marketing efforts on the bundled product. Long distance revenues for the quarter ended September 30, 2002 and September 30, 2001 included non-cash amortization of deferred revenue of $1.9 million related to a telecommunications service agreement entered into in 1997. Deferred revenue relating to this agreement has been amortized over a five-year period. The agreement and related amortization terminated in October 2002. Long distance revenues are expected to decline to between $27 and $32 million in the fourth quarter of 2002 and for the full year 2003 are expected to be between $80 and $90 million.

     The Company's bundled sales for the quarter ended September 30, 2002 were $44.5 million compared with $56.9 million for the quarter ended September 30, 2001, but have increased 13.1% sequentially from $39.4 million for the quarter ended June 30, 2002. The Company had approximately 276,000 bundled lines as of

September 30, 2002 compared with 244,000 bundled lines at June 30, 2002. Approximately 150,000 of the bundled lines at September 30, 2002 and approximately 71% of the Company's new bundled lines for the third quarter of 2002 were in Michigan. The decrease in bundled sales in the third quarter of 2002 compared to 2001 reflects the Company's decision to slow growth in bundled sales while the Company pursued its plans to improve the efficiencies of the Company's bundled business model and improve customer quality and collections processes. The increase in bundled revenues sequentially from the second quarter of 2002 to the third quarter of 2002 is attributed to growth in bundled lines and reductions in customer turnover. In the third quarter of 2002, agent sales slowed due to implementation issues associated with the Company's new product offerings in the previous quarter. Bundled revenues are expected to increase to between $48 and $53 million in the fourth quarter of 2002. Bundled revenues for the full year 2003 are expected to be between $270 and $280 million.
Longer-term growth in revenues will depend upon continued operating efficiencies, lower customer turnover and the Company's ability to develop and scale various marketing programs in other states. Revenues per bundled line are expected to decline in the future as the Company continues to market lower priced products to be more competitive with incumbent and other competitive local exchange carriers and provide greater value to its customers.

     Network and Line Costs. Network and line costs decreased by 35.6% to $37.8 million for the quarter ended September 30, 2002 from $58.7 million for the quarter ended September 30, 2001. The decrease in network and line costs was primarily due to a lower number of local and long distance customers, a reduction in access and usage charges and a reduction in primary interexchange carrier charges. Network and line costs for the three months ended September 30, 2002 benefited from a credit of $0.4 million in connection with a New York Public Service Commission-mandated refund from Verizon New York of certain UNE-P switching costs totaling an aggregate $1.6 million. Of the Verizon New York refund, $1.2 million was received in the second and third quarters of 2002. The remaining balance of the credit, an additional $0.4 million, will be provided to the Company in the form of bill credits from Verizon over the quarter ended December 31, 2002. Network and line costs also benefited from favorable resolution of disputes with vendors. The Company's policy is not to record credits from such disputes until received. As a percentage of sales, network and line costs increased to 47.8% for the quarter ended September 30, 2002, as compared to 46.4% for the same quarter last year. The FCC is currently undertaking its triennial review of local phone competition, including the continued availability of certain unbundled network elements and switching. As the Company's long distance customer base declines, the Company could be subject to higher network and line costs as percentage of sales due to fixed costs of the Company's long distance network and certain minimum contract commitments.
See  "Liquidity  and  Capital  Resources,  Other  Matters."

     Gross profit, defined as sales less network and line costs, decreased by 38.9% for the quarter ended September 30, 2002 to $41.3 million from $67.7 million for the same quarter last year, and gross margin, defined as gross profit as a percentage of sales, decreased to 52.2% as compared to 53.6% for the quarter ended September 30, 2001. Gross margin for the long distance product was 60.8% for the third quarter of 2002 as compared to 59.1% for the same quarter last year and gross margin for the bundled product was 45.6% for the third quarter of 2002 as compared to 46.7% for the same quarter last year. The growth of local bundled service as a percentage of total revenue and product mix has contributed to the decrease in overall gross margin. Excluding the benefit of the Verizon New York credit and other dispute resolutions, the gross margin for the bundled product would have been in the low 40% range. Excluding amortization of deferred revenue related to a telecommunications service agreement, which expired in October 2002 and various dispute resolutions, gross margin for the long distance product would have been in the low 50% range. The FCC is currently considering modifications to the Universal Service Fund ("USF") program that may go into effect as early as the end of 2002. Changes to the methodology used in the calculation of the collection and payment of USF charges may have an adverse impact on the Company's gross margin.

     General and Administrative Expenses. General and administrative expenses decreased by 41.8% to $12.0 million for the quarter ended September 30, 2002 from $20.5 million for the quarter ended September 30, 2001. The overall decrease in general and administrative expenses was due primarily to significant workforce reductions and other cost cutting efforts by the Company as it pursued improvements in operating efficiencies of the Company's bundled business model. Included in general and administrative expenses for the quarter ended September 30, 2002 was a non-cash credit of $1.7 million related to a favorable legal settlement of a dispute that had previously been reflected as a liability, partially offset by an increase in legal reserves of $0.5 million. While the Company expects to realize further general and administrative expense efficiencies as the customer base grows, realization of such efficiencies will be dependant on the ability of management to control personnel costs in areas such as collections and customer service. There can be no assurances that the Company will be able to realize these efficiencies.

     Provision for Doubtful Accounts. Provision for doubtful accounts decreased by 92.4% to $2.2 million for the quarter ended September 30, 2002 from $28.9 million for the same quarter last year and, as a percentage of sales, decreased to 2.8% as compared to 22.9% for the quarter ended September 30, 2001. The Company had taken several steps during the third and fourth quarters of 2001 to reduce bad debt expense, improve the overall credit quality of its customer base and improve its collections of past due amounts. The benefits of the Company's actions to reduce bad debt expense and improve the overall credit quality of its customer base are reflected in the lower bad debt expense for the quarter ended September 30, 2002. Further, the provision for doubtful accounts for the third quarter of 2002 reflects a benefit from a reversal of the reserve for doubtful accounts of $0.7 million. In general, the Company believes that the bad debt expense as a percentage of sales of the Company's long distance customers is lower than that of its bundled customers because of the relatively greater maturity of the long distance customer base.

     Sales and Marketing Expenses. During the quarter ended September 30, 2002, the Company incurred $6.8 million of sales and marketing expenses as compared to $12.1 million for the same quarter last year, a 43.7% decrease, and, as a percentage of sales, a decrease to 8.6% as compared to 9.6% for the quarter ended September 30, 2001. The decrease from the third quarter of 2002 compared to 2001 is primarily attributable to the reduction in marketing fees paid to AOL due to the termination of the marketing relationship with AOL effective September 30, 2001. Sales and marketing expenses declined further as the Company slowed growth as it pursued its plan to improve efficiencies of the Company's bundled business model. Currently, substantially all of the sales and marketing expenses relate to the bundled product. Sales and marketing expenses are expected to increase in the fourth quarter of 2002 as the Company continues to target growth in the bundled product and invest in the development of its marketing programs.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended September 30, 2002 was $4.6 million, a decrease of $5.7 million compared to $10.3 million for the quarter ended September 30, 2001, and, as a percentage of sales, decreased to 5.8% as compared to 8.2% for the quarter ended September 30, 2001. The Company's amortization expense decreased significantly for the quarter ended September 30, 2002 due to the write-down in the third quarter of 2001 of goodwill associated with the acquisition of Access One. Additionally, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which established the impairment approach rather than amortization for goodwill, resulting in reduced amortization in 2002 (See Note 1 of the Notes to Consolidated Financial Statements).

     Impairment and Restructuring Charges. The Company incurred impairment and restructuring charges of $171.2 million for the quarter ended September 30, 2001. Included in the amount for the quarter ended September 30, 2001 was an impairment charge of $168.7 million, primarily related to the write-down of goodwill associated with the acquisition of Access One, as discussed above. In September 2001, the Company approved a plan to close one of its a call center operations. The Company recorded a charge of $2.5 million in the quarter ended September 30, 2001 to reflect the elimination of approximately 225 positions and lease exit costs in connection with the call center closure. There were no impairment or restructuring charges in the third quarter of 2002 (see Note 6 of the Notes of the Consolidated Financial Statements).

     Interest Income. Interest income was $0.3 million for the quarter ended September 30, 2002 versus $0.3 million for the quarter ended September 30, 2001.

     Interest Expense. Interest expense was $2.6 million for the quarter ended September 30, 2002 as compared to $1.5 million for the quarter ended September 30, 2001. The increase in interest expense is attributed to higher yielding debt instruments associated with the exchange of the Company's 4 1/2% and 5% Notes for 8% and 12% Notes and the restructuring of the MCG credit facility (see Notes 2, 3 and 5 of the Notes to Consolidated Financial Statements and "Liquidity and Capital Resources"). As described in Note 3 of the Notes to Consolidated Financial Statements, the issuance of the 8% convertible notes due 2011 was accounted for as a troubled debt restructuring and, as such, interest expense associated with these notes would not be recorded in future periods in the Company's statements of operations. For the quarter ended September 30, 2002, $0.7 million of interest expense associated with the issuance of these notes was not reflected in net income. Interest expense is expected to decrease in the fourth quarter of 2002 as compared to the third quarter of 2002 due to the early retirement of the Company's senior credit facility and the retirement of $3.9 million of the 4 1/2% Notes.

     Other, Net. Net other expenses were $0.1 million for the quarter ended September 30, 2002 as compared to $2.5 million for the quarter ended September 30, 2001. The amount for the quarter ended September 30, 2001 primarily consists of a $2.4 million unrealized loss on the increase in fair value of the AOL contingent redemptions in accordance with the fair value accounting treatment under EITF Abstract No. 00-19. This amount did not recur, as the AOL contingent redemptions had been restructured effective September 2001.

     Provision for Income Taxes. At September 30, 2002 and 2001, a full valuation allowance has been provided against the Company's net operating loss carryforwards and other deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded a full valuation allowance on the net deferred tax assets. For the quarter ended September 30, 2002, although the Company has net income, no provision for income taxes has been reflected on the statement of operations due to the full valuation allowance. The Company has not recorded any income tax expense or benefit for the quarter ended September 30, 2001 because the Company incurred losses during this period as well as maintained a full valuation allowance at September 30, 2001. The third quarter of 2002 represents the fourth consecutive quarter of profitability for the Company. In the fourth quarter of 2002, as part of its 2003 budgeting process, management will evaluate the valuation allowance and, if appropriate after the evaluation, will reverse all or a portion of this valuation allowance, resulting in a non-cash deferred income tax benefit on the statement of operations. At that time, the Company would record the estimated net realizable value of the deferred tax asset and, beginning in 2003, would provide for income taxes at a rate equal to the Company's combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, the Company would be shielded from paying cash income taxes for several years. There can be no assurances that the Company will realize the full benefit of the net operating loss carryforwards on future taxable income generated by the Company due to the "change of ownership" provisions of the Internal Revenue Code Section 382 (see "Liquidity and Capital Resources, Other Matters").

     Extraordinary Gain (Loss). The Company incurred an extraordinary gain in the quarter ended September 30, 2001 of $16.9 million, which represents the gain on restructuring of the AOL contingent redemptions in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," as discussed above in Note 3 of the Notes to the Consolidated Financial Statements. As a result of the retirement of the Company's senior credit facility prior to maturity, the Company will incur a one-time, non-cash extraordinary loss of approximately $1.1 million in the fourth quarter of 2002 reflecting the acceleration of the amortization of certain deferred finance charges and fees.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Sales. Sales decreased by 39.5% to $236.3 million for the nine months ended September 30, 2002 from $390.6 million for the nine months ended September 30, 2001.

     The Company's long distance sales decreased to $116.9 million for the nine months ended September 30, 2002 from $236.3 million for the nine months ended September 30, 2001. A significant percentage of the Company's revenues were derived from long distance telecommunication services provided to customers who were obtained under the AOL marketing agreement. The Company's decision to focus on the bundled product and the discontinuation of the AOL marketing relationship effective September 30, 2001, together with customer turnover, contributed to the decline in long distance customers and revenues. This decline in long distance customers and revenues is expected to continue so long as the Company continues to focus its marketing efforts on the bundled product. Long distance revenues for the nine months ended September 30, 2002 and September 30, 2001 included non-cash amortization of deferred revenue of $5.6 million related to a telecommunications service agreement entered into in 1997. Deferred revenue relating to this agreement has been amortized over a five-year period. The agreement and related amortization terminated in October 2002.

     The Company's bundled sales for the nine months ended September 30, 2002 were $119.4 million compared with $154.3 million for the nine months ended September 30, 2001. The decrease in bundled sales for the nine months ended
September 30, 2002 compared to 2001 reflects the Company's decision to slow growth in bundled sales while the Company pursued its plans to improve the efficiencies of the Company's bundled business model and improve customer quality and collections processes. In addition, a significant portion of the bundled sales for the nine months ended September 30, 2001 were generated from bundled service customers acquired through marketing programs that had been discontinued in 2001. Longer-term growth in revenues will depend upon continued operating efficiencies, lower customer turnover and the Company's ability to develop and scale various marketing programs in other states. Revenues per bundled line are expected to decline in the future as the Company continues to market lower priced products to be more competitive with incumbent and other competitive local exchange carriers and provide greater value to consumers.

     Network and Line Costs. Network and line costs decreased by 38.1% to $115.7 million for the nine months ended September 30, 2002 from $186.9 million for the nine months ended September 30, 2001. The decrease in costs was primarily due to a lower number of local and long distance customers, a reduction in access and usage charges and a reduction in primary interexchange carrier charges. Network and line costs for the nine months ended September 30, 2002 benefited from the Verizon New York credit of $1.2 million. Network and line costs also benefited from favorable resolution of disputes with vendors. The Company's policy is not to record credits from such disputes until received. As a percentage of sales, network and line costs increased to 49.0% for the nine months ended September 30, 2002, as compared to 47.9% for the same period last year. The FCC is currently undertaking its triennial review of local phone competition including the continued availability of certain unbundled network elements and switching. As the Company's long distance customer base declines, the Company could be subject to higher network and line costs as a percentage of sales due to fixed costs of the Company's long distance network and certain minimum contract commitments. See "Liquidity and Capital Resources, Other Matters."

     Gross profit, defined as sales less network and line costs, decreased by 40.8% for the nine months ended September 30, 2002 to $120.6 million from $203.7 million for the same period last year, and gross margin, defined as gross profit as a percentage of sales, decreased to 51.0% as compared to 52.1% for the nine months ended September 30, 2001. Gross margin for the long distance product was 59.1% for the nine months ended September 30, 2002 as compared with 55.9% for the same period last year and gross margin for the bundled product was 43.1% for the nine months ended September 30, 2002 as compared to 46.5% for the same period last year. The growth of local bundled service as a percentage of total revenue and product mix has contributed to the decrease in overall gross margin.

     General and Administrative Expenses. General and administrative expenses decreased by 37.5% to $40.2 million for the nine months ended September 30, 2002 from $64.2 million for the nine months ended September 30, 2001. The overall decrease in general and administrative expenses was due primarily to significant workforce reductions and other cost cutting efforts by the Company as it pursued improvements in operating efficiencies of the Company's bundled business model. The Company had increased personnel costs associated with supporting the Company's bundled services offerings, including customer service, provisioning and collections personnel during the nine months ended September 30, 2001 as compared with 2002. Included in general and administrative expenses for the nine months ended September 30, 2002 was a non-cash credit of $1.7 million related to a favorable settlement of a vendor dispute that had previously been reflected as a liability, partially offset by an increase in legal reserves of $0.5 million. While the Company expects to realize further general and administrative expense efficiencies as the customer base grows, realization of such efficiencies will be dependant on the ability of management to control personnel costs in areas such as collections and customer service. There can be no assurances that the Company will be able to realize these efficiencies.


     Provision for Doubtful Accounts. Provision for doubtful accounts decreased by 88.7% to $9.0 million for the nine months ended September 30, 2002 from $79.4 million for the same period last year and, as a percentage of sales, decreased to 3.8% as compared to 20.3% for the nine months ended September 30, 2001. The Company had taken several steps during the third and fourth quarters of 2001 to reduce bad debt expense, improve the overall credit quality of its customer base and improve its collections of past due amounts. The benefits of the Company's actions to reduce bad debt expense and improve the overall credit quality of its customer base are reflected in the lower bad debt expense for the nine months ended September 30, 2002. Further, the provision for doubtful accounts for the nine months ended September 30, 2002 reflects a benefit from a reversal of the reserve for doubtful accounts of $2.2 million. In general, the Company believes that the bad debt expense as a percentage of sales of the Company's long distance customers is lower than that of its bundled customers because of the relatively greater maturity of the long distance customer base.

     Sales and Marketing Expenses. During the nine months ended September 30, 2002, the Company incurred $19.6 million of sales and marketing expenses as compared to $68.6 million for the same period last year, a 71.4% decrease, and, as a percentage of sales, a decrease to 8.3% as compared to 17.6% for the nine months ended September 30, 2001. The decrease in 2002 is primarily attributable to the reduction in marketing fees paid to AOL due to the termination of the marketing relationship with AOL effective September 30, 2001. Sales and marketing expenses declined further as the Company slowed growth as it pursued its plan to improve efficiencies of the Company's bundled business model. Currently, substantially all of the sales and marketing expenses relate to the bundled product.

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2002 was $13.5 million, a decrease of $15.8 million compared to $29.3 million for the nine months ended September 30, 2001, and, as a percentage of sales, decreased to 5.7% as compared to 7.5% for the nine months ended September 30, 2001. The Company's amortization expense decreased significantly for the nine months ended September 30, 2002 due to the write-down in the third quarter of 2001 of goodwill associated with the acquisition of Access One. Additionally, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which established the impairment approach rather than amortization for goodwill, resulting in reduced amortization for the nine months ended September 30, 2002 (see Note 1 of the Notes to the Consolidated Financial Statements).

     Impairment and Restructuring Charges. The Company incurred impairment and restructuring charges of $171.2 million for the nine months ended September 30, 2001. Included in the amount for the nine months ended September 30, 2001 was an impairment charge of $168.7 million, primarily related to the write-down of goodwill associated with the acquisition of Access One, as discussed above. In September 2001, the Company approved a plan to close one of its call center operations. The Company recorded a charge of $2.5 million in the nine months ended September 30, 2001 to reflect the elimination of approximately 225 positions and lease exit costs in connection with the call center closure. There were no impairment or restructuring charges in the nine months ended September 30, 2002 (see Note 6 to the Notes of the Consolidated Financial Statements).

     Interest Income. Interest income was $0.5 for the nine months ended September 30, 2002 versus $1.1 million for the nine months ended September 30, 2001. Interest income for the nine months ended September 30, 2002 was lower due to decrease in interest rates during the nine months ended September 30, 2002 as compared to 2001, partially offset by the Company's higher average cash balances in 2002 as compared to 2001.

     Interest Expense. Interest expense was $6.9 million for the nine months ended September 30, 2002 as compared to $4.6 million for the nine months ended September 30, 2001. The increase in interest expense is attributed to higher yielding debt instruments associated with the exchange of the Company's 4 1/2% and 5% Notes for 8% and 12% Notes and the MCG credit facility restructuring (see Notes 2, 3 and 5 of the Notes to Consolidated Financial Statements and "Liquidity and Capital Resources"). In addition, interest expense for the nine months ended September 30, 2002 includes the write-off of deferred financing costs of $0.4 million in connection with the bond restructuring. As described in Note 3 of the Notes to Consolidated Financial Statements, the issuance of the 8% convertible notes due 2011 was accounted for as a troubled debt restructuring and, as such, interest expense associated with these notes would not be recorded in future periods in the Company's statements of operations. For the nine months ended September 30, 2002, $2.0 million of interest expense associated with the issuance of these notes was not reflected in net income.

     Other, Net. Net other expenses were $0.9 for the nine months ended September 30, 2002 as compared to $2.6 million for the nine months ended
September 30, 2001. The amount for the nine months ended September 30, 2002 primarily consists of costs in connection with the Company's restructuring of its convertible subordinated notes (see Note 2 of the Notes to Consolidated Financial Statements). The amount for the nine months ended September 30, 2001 primarily consists of a $2.4 million unrealized loss on the increase in fair value of the AOL contingent redemptions in accordance with the fair value accounting treatment under EITF Abstract No. 00-19. This amount was not recurring, as the AOL contingent redemptions had been restructured effective September 2001.

     Provision for Income Taxes. At September 30, 2002 and 2001, a full valuation allowance has been provided against the Company's net operating loss carryforwards and other deferred tax assets. Since the amounts and extent of the Company's future earnings are not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded a full valuation allowance on the net deferred tax assets. For the nine months ended September 30, 2002, although the Company has net income, no provision for income taxes has been reflected on the statement of operations due to the full valuation allowance. The Company has not recorded any income tax expense or benefit for the nine months ended September 30, 2001 because the Company incurred losses during this period as well as maintained a full valuation allowance at September 30, 2001. The third quarter of 2002 represents the fourth consecutive quarter of profitability for the Company. In the fourth quarter of 2002, as part of its 2003 budgeting process, management will evaluate the valuation allowance and, if appropriate after the evaluation, will reverse all or a portion of this valuation allowance, resulting in a non-cash deferred income tax benefit on the statement of operations. At that time, the Company would record the estimated net realizable value of the deferred tax asset and, beginning in 2003, would provide for income taxes at a rate equal to the Company's combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, the Company would be shielded from paying cash income taxes for several years. There can be no assurances that the Company will realize the full benefit of the net operating loss carryforwards on future taxable income generated by the Company due to the "change of ownership" provisions of the Internal Revenue Code Section 382 (see "Liquidity and Capital Resources, Other Matters").


     Extraordinary Gain. The Company incurred an extraordinary gain in the nine months ended September 30, 2001 of $16.9 million, which represents the gain on restructuring of the AOL contingent redemptions in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," as discussed above in Note 2 of the Notes to the Consolidated Financial Statements.

     Cumulative Effect of an Accounting Change. The Company adopted Emerging Issues Task Force Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," in the nine months ended September 30, 2001. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the nine months ended September 30, 2001, representing the change in fair value of contingent redemption features of warrants and common stock held by AOL from issuance on January 5, 1999 through June 30, 2001.

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

     Contractual obligations of the Company as of September 30, 2002 are summarized by years to maturity as follows (in thousands):

                                                        1 year or       2 - 3        4 - 5
Contractual Obligations (4)                   Total       less          Years        Years      Thereafter
------------------------------------------  ---------   ----------   ----------   ----------   ------------
Talk America Holdings, Inc.:
----------------------------
   8% Convertible notes due 2011(1)          $ 64,487    $ 1,384       $ 2,941     $ 3,182       $ 56,980
   12% Senior subordinated notes due 2007      71,681         --            --      71,681             --
   8% Convertible senior subordinated
      notes due 2007 (2)                        4,103         --            --       4,103             --
   5% Convertible subordinated notes due
      2004                                        670         --           670          --             --

Talk America Inc. and other subsidiaries:
------------------------------------------
   Senior credit facility (3)                  13,750     13,750            --          --             --
   Capital lease obligations                      101         60            41          --             --
   Other long-term obligations                     63         63            --          --             --
                                            ---------   ----------   ----------   ----------   ------------
Total Contractual Obligations               $ 154,855    $15,257       $ 3,652     $78,966       $ 56,980
                                            =========   ==========   ==========   ==========   ============

------------------

(1) The 2011 Convertible Notes include $34.3 million of principal and $30.2 million of future accrued interest (see Note 3 of the Notes to Consolidated Financial Statements). The 2011 Convertible Notes are subject to mandatory redemption, at the option of the holder, in September 2006 and September 2008 at par plus accrued interest.

(2) The 8% Notes include $2.8 million of principal and $1.3 million of future accrued interest (see Note 2 of the Notes to Consolidated Financial Statements).

(3) On October 4, 2002, the principal operating subsidiaries of Company retired, prior to maturity, all of the debt outstanding under the MCG Credit Facility Agreement.

(4) Excluded from these contractual obligations are operating lease obligations and network service obligations. The Company leases office space and equipment under operating lease agreements. Certain leases contain renewal options and purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. As of December 31, 2001, the Company had future minimum annual lease obligations under noncancellable operating leases with terms in excess of one year as follows: 2002 - $1.8 million, 2003 - $1.7 million, 2004 - $1.4 million, 2005 - $0.9 million, 2006 - $0.4 million and 2007 and thereafter - $0.3 million. The Company is also party to various network service agreements, which contain certain minimum usage commitments. The largest contract establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2002 - $22.2 million, 2003 - $22.8 million and 2004 - $27.9 million. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2002 - $3.0 million, 2003 - $6.0 million and 2004 - $3.0 million. As a consequence of these minimum network service obligations, unless the Company can re-price or restructure these obligations or obtain additional minutes of usage from the wholesale or other long distance markets, of which there can be no assurances that the Company will be able to accomplish, the Company will experience an increase in per minute network costs.

     The Company relies on cash generated from operations and cash and cash equivalents on hand to fund its capital and financing requirements. The Company had $41.1 million of cash and cash equivalents as of September 30, 2002, and $22.1 million as of December 31, 2001.

     Net cash provided by operating activities was $35.2 million for the nine months ended September 30, 2002 compared to net cash used in operating activities of $8.1 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the major contributors to the net cash provided by operating activities were the net income of $30.9 million and non-cash charges of $22.1 million, primarily consisting of provision for doubtful accounts of $9.0 million and depreciation and amortization of $13.5 million. These amounts were offset by an increase in accounts receivable of $6.0 million and a decrease in accounts payable of $13.3 million. For the nine months ended September 30, 2001, the net cash used in operating activities was mainly generated by the net loss of $235.1 million, an increase in accounts receivable of $68.2 million, a decrease in accounts payable and accrued expenses of $7.6 million and a non-cash extraordinary gain on restructuring of contingent redemptions of $16.9 million, offset by non-cash charges of $319.3 million. The non-cash items primarily consisted of provision for doubtful accounts of $79.4 million, depreciation and amortization of $29.3 million, impairment and restructuring charges of $171.2 million and the cumulative effect of an accounting change for contingent redemptions of $36.8 million.

     Net cash used in investing activities was $4.8 million during the nine months ended September 30, 2002, which consisted of capitalized software development costs of $1.8 million and capital expenditures for the purchase of equipment of $3.0 million. Net cash used in investing activities was $3.6 million during the nine months ended September 30, 2001, which primarily consisted of capitalized software development costs of $0.7 million and capital expenditures for the purchase of equipment of $2.8 million.

     Net cash used in investing activities was $1.5 million during the three months ended September 30, 2002, which consisted of capitalized software development costs of $0.6 million and capital expenditures for the purchase of equipment of $0.9 million. The Company anticipates incurring for the full year 2002 capital expenditures of approximately $4 million and capitalized software development costs of approximately $2.5 million. The Company expects to incur capital expenditures of between $8 million and $10 million and capitalized software development costs of between $2 million and $3 million in 2003, including approximately $5.5 million of networking equipment and software. The FCC is currently undertaking its triennial review of local phone competition including the continued availability of certain unbundled network elements and switching (see "Liquidity and Capital Resources, Other Matters").

     Net cash used in financing activities for the nine months ended September 30, 2002 was $11.4 million compared to $4.9 million for the nine months ended
September 30, 2001. The net cash used in financing activities for the nine months ended September 30, 2002 was primarily attributable to payment of borrowings under the Company's Senior Credit Facility of $3.8 million, payments related to the maturity the remaining $3.9 million principal balance of its outstanding 4 1/2% Notes, payments under its 8% Convertible notes due 2011 of $1.9 million, payments in connection with exchange of the Company's 4 1/2% Notes for 8% Notes of $0.5 million and payments under capital lease obligations of $1.0 million. The cash used in financing activities for the nine months ended September 30, 2001 of $4.9 million was primarily attributed to payment of borrowings under the Company's credit facility of $1.3 million and payments in connection with the restructuring of the AOL contingent redemptions of $3.5 million. On October 4, 2002, the principal operating subsidiaries of Company retired, prior to maturity, all of the debt outstanding under the MCG Credit
Facility  Agreement  of  $13.8  million.

     For the three months ended September 30, 2002, $1.7 million of interest expense was recorded as additional principal on the 12% Notes and 8% Convertible Notes due 2011 due to payment of interest in kind rather than cash.

     The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising the Company's customer base.

CONVERTIBLE SUBORDINATED NOTES AND EXCHANGE OFFERS (see Note 2 of the Notes to Consolidated Financial Statements)

     Effective April 4, 2002, the Company completed the exchange of $57.9 million of the $61.8 million outstanding principal balance of its 4 1/2%
Convertible Subordinated Notes that mature on September 15, 2002 into $53.2 million of new 12% Senior Subordinated PIK Notes due August 2007 ("12% Notes") and $2.8 million of new 8% Convertible Senior Subordinated Notes due August 2007 and cash paid of $0.5 million. In addition, the Company exchanged $17.4 million of the $18.1 million outstanding principal balance of its 5% Convertible Subordinated Notes that mature on December 15, 2004 into $17.4 million of the new 12% Notes.

     The Company paid at maturity the remaining $3.9 million principal balance of its outstanding 4 1/2% Convertible Subordinated Notes due September 2002.

AOL  AGREEMENTS  (see  Note 3 of the Notes to Consolidated Financial Statements)

     On September 19, 2001, the Company restructured its financial obligations with AOL that arose under the 1999 Investment Agreement and also ended its marketing relationship with AOL effective September 30, 2001 (collectively the "AOL Restructuring"). In connection with the AOL Restructuring, the Company and AOL entered into a Restructuring and Note Agreement ("Restructuring Agreement"), pursuant to which the Company had outstanding as of September 30, 2002, $34.3 million principal amount of its 8% secured convertible notes due September 2011. With the issuance of additional shares under the Restructuring Agreement, AOL also held 2,400,000 shares of Company common stock.

OTHER  MATTERS

     The Company's provision of telecommunication services is subject to government regulation. Changes in existing regulations could have a material adverse effect on the Company. The Company's local telecommunication services are provided almost exclusively through the use of ILEC Unbundled Network Elements ("UNE"), and it is primarily the availability of costs-based UNE rates that enables the Company to price its local telecommunications services competitively. On December 12, 2001, the FCC initiated its so-called UNE Triennial Review rulemaking in which it intends to review all UNEs and determine whether ILECs should continue to be required to provide them to competitors. Among other things, the FCC has indicated that it will consider whether ILECs should continue to be required to provide the "local switching" UNE, an essential component of the UNE-P combination. Any curtailment by the FCC in the availability of the local switching UNE would materially impair the Company's ability to provide local telecommunications services, and could eliminate the Company's capability to provide local telecommunications services entirely unless the Company is able to utilize another technology, which may not be available or available on economically feasible terms, or the Company purchases, builds and implements its own local switching network, which would require significant additional capital expenditures by the Company. On May 24, 2002, the United States Court of Appeals for the D.C. Circuit released an opinion in United States Telecom Association v. Federal Communications Commission remanding to the FCC for further consideration the Unbundled Network Element Remand Order, which may provide the FCC with justification for significantly reducing the unbundling obligations of the ILECs as part of the UNE Triennial Review.

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

     At December 31, 2001, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $262.8 million. Due to the "change of ownership" provisions of the Internal Revenue Code Section 382, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods if a change of ownership of more than 50% of the value of the Company's stock should occur within a three-year testing period. Many of the changes that affect these percentage change determinations, such as changes in the Company's stock ownership, are outside the Company's control. A more-than-50% cumulative change in ownership for purposes of the Section 382 limitation occurred on August 31, 1998 and October 26, 1999. As a result of such changes, certain of the Company's carryforwards are limited. As of December 31, 2001, approximately $64.0 million of NOL carryforwards were not available to offset future income. In addition, based on information currently available to the Company, the Company believes that the change of ownership percentage was approximately 45% for the currently applicable three-year testing period. If, during the current three-year testing period, the Company experiences an additional more-than-50% ownership change under Section 382, the amount of the NOL carryforward available to offset future taxable income may be further and substantially reduced. To the extent the Company's ability to use these net operating loss carryforwards against any future income is limited, its cash flow available for operations and debt service would be reduced. There can be no assurance that the Company will realize the full benefit of the carryforwards.

     The Company has provided for a valuation allowance of approximately $80 million for its net deferred tax assets as of September 30, 2002, primarily related to the Company's NOL carryforwards. The third quarter of 2002 represents the fourth consecutive quarter of profitability for the Company. In the fourth quarter of 2002, as part of its 2003 budgeting process, management will evaluate the valuation allowance and, if appropriate after the evaluation, will reverse all or a portion of this valuation allowance resulting in a non-cash deferred income tax benefit on the statement of operations. At that time, the Company would record the estimated net realizable value of the deferred tax asset and, beginning in 2003, would provide for income taxes at a rate equal to the Company's combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, the Company would be shielded from paying cash income taxes for several years.



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

     While the Company believes that it has access, albeit limited, to new capital in the public or private markets to fund its ongoing cash requirements, there can be no assurance as to the timing, amounts, terms or conditions of any such new capital or whether it could be obtained on terms acceptable to the Company. Accordingly, the Company anticipates that its cash requirements generally must be met from the Company's cash-on-hand and from cash generated from operations. Based on its current projections for operations and having retired the Company's Senior Credit Facility prior to maturity and restructured most of its outstanding convertible notes through the exchange offers, the Company believes that its cash-on-hand and its cash flow from operations will be sufficient to fund its currently contemplated capital expenditures, its debt service obligations, including the increased interest expense of its outstanding indebtedness, and the expenses of conducting its operations for at least the next twelve months. However, there can be no assurance that the Company will be able to realize its projected cash flows from operations, which is subject to the risks and uncertainties discussed above, or that the Company will not be required to consider capital expenditures in excess of those currently contemplated, as discussed above.


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

     Recognition of Revenue. The Company derives its revenues from local and long distance phone services, primarily local services bundled with long distance services, long distance services, inbound toll-free service and dedicated private line services for data transmission. The Company recognizes revenue from voice, data and other telecommunications-related services in the period in which subscribers use the related service. Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of its customers to make required payments and for uncollectible usage.

     Deferred revenue represents the unearned portion of local telecommunication services and features that are billed one month in advance. In addition, it includes the amortization of a non-refundable prepayment received in 1997 in connection with a telecommunications services agreement entered into by the Company. The payment is amortized over the five-year term of the agreement, which expired October 2002. The amount included in revenue was $1.9 million in each of the quarters ended September 30, 2002 and 2001. The remaining amount of $0.6 million will be included in revenue during the fourth quarter of 2002.

     Allowance for Doubtful Accounts. The Company reviews accounts receivable, historical bad debt, and customer credit-worthiness through customer credit scores, current economic trends, changes in customer payment history and acceptance of the Company's calling plans and fees when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's accounts receivable balance was $23.6 million, net of allowance for doubtful accounts of $12.0 million, as of September 30, 2002.

     Valuation of Long-Lived Assets and Intangible Assets with a Definite Life. The Company continually reviews the recoverability of the carrying value of long-lived assets, including intangibles with a definite life for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. Factors the Company considers important that could trigger an impairment review include the following:

     - Significant underperformance relative to historical or projected future operating results
     - Significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business
     -    Significant  negative  industry  or  economic  trends
     - Significant decline in the Company's stock price for a sustained period and market capitalization relative to net book value

     If this comparison indicates there is impairment, the amount of the impairment loss to be recorded is calculated by the excess of the net assets' carrying value over their fair value and is typically calculated using discounted expected future cash flows. Management of the Company believes that, for the quarter ended September 30, 2002, no events or changes in circumstances have occurred to trigger an impairment review.

     Goodwill. Goodwill represents the cost in excess of net assets of acquired companies. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill (comprised of goodwill acquired in the Access One acquisition in August
2000) will not be amortized, but rather will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Prior to January 1, 2002, goodwill and intangibles were amortized on a straight-line basis over periods ranging from 5 years to 15 years. Impairment testing for goodwill is performed at a reporting unit level. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with long-lived assets and intangible assets with a definite life. The Company completed the transitional assessment of goodwill under the requirements of SFAS 142 and determined that the fair value of the reporting unit exceeds the carrying amount, thus the goodwill is not considered impaired.

     Software Development Costs. Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software.

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

     The Company records a valuation allowance to reduce its deferred tax assets in an amount that is more likely than not to be realized. The Company has provided for a valuation allowance of approximately $80 million for its net deferred tax assets as of September 30, 2002, primarily related to the Company's NOL carryforwards. The third quarter of 2002 represents the fourth consecutive quarter of profitability for the Company. In the fourth quarter 2002, as part of its 2003 budgeting process, management will evaluate the valuation allowance and, if appropriate after the evaluation, will reverse all or a portion of this valuation allowance, resulting in a non-cash deferred income tax benefit. At that time, the Company would record the estimated net realizable value of the deferred tax asset and, beginning in 2003, would provide for income taxes at a rate equal to the Company's combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, the Company would be shielded from paying cash income taxes for several years.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     In the normal course of business, the financial position of the Company is subject to a variety of risks, such as the collectibility of its accounts receivable and the realizability of the carrying values of its long-term assets. The Company's long-term obligations consist primarily of its own notes and credit facility. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because management does not consider the potential impact of changes in interest rates to be material.

     The Company's available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of the Company's cash flows are derived from its operations within the United States and the Company is not subject to market risk associated with changes in foreign exchange rates.

ITEM  4.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES.

     On October 15, 2002, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a one-for-three reverse stock split of the Common Stock of the Company ("Reverse Split"). The Reverse Split was effective as of 5:00 pm, EDT on October 15, 2002 ("Effective Date"). Pursuant to the Reverse Split, each holder of three shares of Company common stock, par value $0.01 per share ("Old Company Common Stock"), immediately prior to the Effective Date became the holder of one share of Company common stock, par value $0.01 per share ("New Company Common Stock") after the Effective Date. As a result, 27,273,344 shares of Common Stock and no shares of preferred stock were outstanding immediately following the Effective Date. Following the Reverse Split, the Company has 100 million shares of authorized Common Stock, par value $.01 per share and 5 million shares of authorized preferred stock.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

99.1 Certification of Gabriel Battista Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports  on  Form  8-K

     During the quarter ended September 30, 2002, the Company filed no Current Reports on Form 8-K, although the Company filed Current Reports on Form 8-K on
October 11 and October 16, 2002 in connection with the Company's reverse stock split and the Company's early retirement of its Senior Credit Facility, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TALK AMERICA HOLDINGS, INC.

Date: November 12, 2002         By: /s/ Gabriel Battista
                                    ------------------------
                                    Gabriel  Battista
                                    Chairman  of  the  Board  of  Directors,
                                    Chief  Executive  Officer  and  Director


Date: November 12, 2002         By: /s/ David G. Zahka
                                    ------------------------
                                    David  G.  Zahka
                                    Chief  Financial  Officer
                                   (Principal  Financial  Officer)


Date: November 12, 2002         By: /s/ Thomas M. Walsh
                                    ------------------------
                                    Thomas  M.  Walsh
                                    Senior  Vice  President  -  Finance
                                   (Principal  Accounting  Officer)

                                 CERTIFICATIONS
                                 --------------

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I,  Gabriel  Battista,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Talk America Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  12,  2002

/s/  Gabriel  Battista
----------------------
Gabriel  Battista
Chief  Executive  Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,  David  G.  Zahka,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Talk America Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  12,  2002

/s/  David  G.  Zahka
---------------------
David  G.  Zahka
Chief  Financial  Officer