Form 10-K
period 2002-12-31
TALK AMERICA
filed 2003-03-31
CIK 948545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                   For the fiscal year ended December 31, 2002
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

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     As of March 26, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on March 26, 2003 of $7.24 per share as reported on the Nasdaq National Market, was approximately $186,849,819 (calculated by excluding solely for purposes of this form outstanding shares owned by directors and executive officers).

     As of March 26, 2003, the registrant had issued and outstanding 26,160,971 shares of its Common Stock, par value $.01 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                           TALK AMERICA HOLDINGS, INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002


ITEM NO.                                                               PAGE NO.
--------                                                               --------

                                     PART I

 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
 3.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 14
 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders . . . .  14

                                    PART II

 5.  Market  for  Registrant's  Common  Equity  and  Related
     Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .  15
 6.  Selected  Consolidated  Financial  Data . . . . . . . . . . . . . .  16
 7.  Management's  Discussion  and  Analysis  of  Financial
     Condition and  Results  of  Operations . . . . . . . . . . . . . . . 17
 7a. Quantitative and Qualitative Disclosure About Market Risk . . . . . .33
 8.  Financial  Statements  and  Supplementary  Data . . . . . . . . . .  34
 9.  Changes  in  and Disagreements with Accountants on
     Accounting and Financial Disclosure . . . . . . . . . . . . . . . .  59

                                    PART III

10.  Directors  and  Executive  Officers  of  the  Registrant . . . . . . 60
11.  Executive  Compensation . . . . . . . . . . . . . . . . . . . . . . .62
12.  Security  Ownership of Certain Beneficial Owners and
     Management and Related Stockholder  Matters . . . . . . . . . . . . .67
13.  Certain  Relationships  and  Related  Transactions . . . . . . . . . 68

                                    PART IV

14.  Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . .  67
15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . .67

                                     PART I

ITEM  1.  BUSINESS

OVERVIEW

     Talk America Holdings, Inc., through its subsidiaries, provides local and long distance telecommunication services to residential and small business customers in the United States. The Company has developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable the Company to offer and deliver high-quality service, savings through competitively priced telecommunication products, and simplicity through consolidated billing and responsive customer service.

     The Company offers both local and long distance telecommunication services, primarily the bundled service offering of local and long distance voice services, which are billed to customers in one combined invoice. Local phone services include local dial tone, various local calling plans that include free member-to-member calling, and a variety of features such as caller identification, call waiting and three-way calling. Long distance phone services include traditional 1+ long distance, international and calling cards. The Company uses the unbundled network element platform ("UNE-P") of the regional bell operating companies ("RBOCs") network to provide local services and the Company's nationwide network to provide long distance services. The Federal Communications Commission ("FCC") has recently concluded its triennial review of local phone competition. Although the text of the order is not yet available, the decision appears to preserve the Company's ability to use UNE-P for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions.

     By the end of 1999, the Company decided to expand beyond its historical long distance business and utilize UNE-P to enter the large local telecommunications market and diversify its product portfolio through the bundling of local service with its core long distance service offerings. The Company encountered a number of operational and business difficulties during the rollout of the Company's bundled service offering in 2000 and worked to address the operational issues that it encountered. The Company focused on improving the overall efficiency of the bundled business model in 2001. During 2002, the Company's top operating priorities were to lower bad debt expense, reduce customer turnover, or "churn," and lower its customer acquisition costs. During 2003, the Company's primary focus will be to increase sales of its bundled services within the targets established by management for acquisition costs, customer turnover and bad debt expense.

     The  Company  continues  to  manage its business to generate free cash flow
(defined as net cash provided by operating activities less net cash used in investing activities) and has built a scaleable platform to provision, bill and service bundled customers. The Company continues to focus on delivering better service and value to customers. During 2002, the Company expanded its product offerings to appeal to a broader customer base based upon calling patterns and feature preferences. Although the Company is now operational with respect to its local service offering in 26 states, the Company has limited the marketing of its bundled services to those states, or certain areas of a state, where the Company believes it can currently offer services to customers at competitive prices. The Company will market to additional states (or certain areas of a particular state) as the Company believes its pricing and cost structure permit it to profitably offer services in those areas at competitive rates. While the Company has actively marketed the bundled product in a number of states, at present, a majority of the Company's bundled customers are in Michigan. The Company continually reviews its product offerings, pricing and sales and marketing programs in an effort to improve the efficiency of its sales and marketing channels.

     During 2002, the Company completed a significant restructuring of its debt obligations, including (1) an exchange offer, that effectively extended the final maturity on substantially all of the Company's public debt obligations to 2007; (2) the retirement of the Company's senior credit facility of $13.8 million prior to its scheduled maturity; (3) open market repurchases of $5.7 million principal amount of the Company's 12% Senior Subordinated Notes; (4) the repurchase of $5.4 million principal amount of the Company's 8% Secured Convertible Notes; and (5) the restructuring of the 8% Secured Convertible Notes. In 2003, through March 28, the Company has (i) repurchased a further $9.4 million principal amount of its 12% Senior Subordinated Notes and $3.6 million principal amount of its 8% Secured Convertible Notes, and (ii) purchased approximately 1.3 million shares of its common stock for an aggregate purchase price of $5 million.

     Talk America Inc. (formerly, Talk.com Holding Corp. and Tel-Save, Inc.), the Company's predecessor and now its principal operating subsidiary, was incorporated in Pennsylvania in May 1989. The Company was incorporated in June 1995. In connection with the Company's decision to enter the local telecommunications market, the Company acquired Access One Communications Corp. ("Access One") in August 2000. Access One was a private, local telecommunication services provider to nine states in the southeastern United States. The address of the Company's current principal executive offices is 12020 Sunrise Valley Drive, Suite 250, Reston, Virginia 20190, and its telephone number is (703) 391-7500. The Company's web address is www.talk.com. Unless the context otherwise requires, references to the "Company" or to "Talk America" refer to Talk America Holdings, Inc. and its subsidiaries.

     The Company makes available free of charge on its website, www.talk.com, the Company's annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K, and amendments to the Company's reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission.


LOCAL  AND  LONG  DISTANCE  TELECOMMUNICATION  SERVICES

     The Company offers both local and long distance telecommunication services to residential and small business customers. The Company is focused on providing high-quality service, savings through competitively priced telecommunication products, and simplicity through consolidated billing and responsive customer service.

     LOCAL

     The Company uses the unbundled network element platform, or UNE-P, from, and, to a lesser extent, resale agreements with, the RBOCs to provide local telephone services to residential and small business customers. The Company is currently operational in 26 states. The Company ended 2002 with approximately 330,000 bundled lines (local and long distance services). The Company believes that it offers and provides consumers value through competitive plans designed to fit their particular calling patterns, broad feature selections and effective customer service.

     The Company's bundled service generally includes: unlimited local usage dependent upon the service plan, free member-to-member calling, long distance service and calling cards, one convenient invoice available both in paper and electronically, and choices, where available, among the following features:

             900  Call  Blocking            Calling  Name  Display
             976  Call  Restriction         Custom  Toll  Restriction
             Anonymous  Call  Reject        Distinctive  Ring
             Auto  Redial                   Priority  Call
             Automatic  Callback            Priority  Ringing
             Call  Forwarding               Privacy  Features
             Call  Block                    Remote  Call  Forwarding
             Call  Block  Denial            Repeat  Dialing
             Call  Hold                     Return  Call  (  *69  )
             Call  Return                   Return  Call  Block
             Call  Trace                    Speed Calling / Speed  Dialing
             Call  Trace  Denial            Three  Way  Calling
             Call  Waiting                  Touch  Tone  Service
             Caller  ID                     Voice  Mail

      The provision of local telephone service through use of UNE-P generally provides the Company with certain advantages, including: (i) offering local telephone service to customers located virtually anywhere without deploying costly local switching facilities; (ii) minimizing current capital expenditures and at the same time maintaining network and service design flexibility for the next generation of telecommunication technology; (iii) providing practically the same services as the RBOCs; (iv) the potential for higher margins than comparable service offered through resale agreements; and (v) eliminating the requirement to pay certain local network access fees while collecting local network access fees for calls delivered to the Company's local telephone customers. In some instances, however, such as customers having high usage volumes, resale may provide the Company with a lower cost structure than the use of UNE-P.

     UNE-P became available to the Company and other carriers on November 5, 1999, when the FCC released an order reconfirming that RBOCs nationwide must offer to competitors, in an individual or combined form, a series of unbundled network elements, ("UNEs"), that comprise the most important facilities, features, functions and capabilities of a RBOC's network. The price at which such elements are offered must correspond to the forward-looking cost of providing these elements. When offered in the combination known as UNE-P, these components include the loop and switching elements needed to provide local telephone service to a customer. Although RBOCs have a general obligation to provide UNE-P, the obligation is limited in the central business districts of the top 50 metropolitan statistical areas of the nation. In such markets, the obligation to provide UNE-P currently is limited to carriers serving customers with less than four telephone lines. Because the Company's current focus is on residential and small business markets, the restriction on UNE-P availability in the central business districts of the top 50 metropolitan statistical areas has not been a major impediment to its operations to date. On December 12, 2001, the FCC initiated its UNE Triennial Review rulemaking with respect to local telecommunication competition in which it reviewed all UNEs and considered whether RBOCs should continue to be required to provide them to competitors. The FCC has recently concluded its Triennial Review of local phone competition. Although the text of the order is not yet available, the decision appears to preserve the Company's ability to use UNE-P for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions. Changes to the current rules and regulations and adverse judicial and administrative interpretations and rulings relating thereto that result in any curtailment in the availability of the local switching UNE would materially impair the Company's ability to provide local telecommunications services. Such changes could eliminate the Company's capability to provide local telecommunications services entirely unless the Company is able to utilize another technology, which may not be available or available on economically feasible terms, or the Company purchases, builds and implements its own local switching network, which would require significant additional capital expenditures by the Company. See "Regulation."

     In late 2002, the Company purchased two Lucent 5ESS-2000 switches and related ancillary equipment. The Company currently intends that one of these switches will be initially installed in Michigan, primarily for the provision of long distance telecommunication services (see "Long Distance"). The Company is also exploring and intends to use this switch to test providing local phone service to determine the necessary operational processes and information systems required to provide local switch-based service. The other switch has been stored temporarily until such testing is complete. Following the testing of the local switch, the Company will evaluate providing local telephone services to customers using its own local switch.

     The Company believes that UNE-P currently provides it with a cost-effective means of offering local service bundled together with its long distance service. The Company also believes that its operational systems are scalable and will allow it to continue to expand its service offerings in the local telecommunication market.

     LONG  DISTANCE

     The Company provides 1+ long distance telecommunication services on a stand-alone basis and bundled with the Company's local services. The Company's long distance voice services include intrastate, interstate, international and calling cards, at rates that are competitive within the industry. The Company generally uses its own nationwide long distance network to provide services directly to its customers. As of December 31, 2002, the Company provisioned over its network approximately 90% of the lines using its long distance services. The Company ended 2002 with approximately 460,000 stand-alone long distance subscribers.

     The Company's network is comprised of equipment and facilities that are either owned or leased by the Company. The Company contracts for certain telecommunication services with a variety of other carriers. The Company owns, operates and maintains five Lucent 5ESS-2000 switches in its network. In late 2002, the Company purchased an additional Lucent 5ESS-2000 switch for use in its long distance network. The Company plans to locate the switch in Michigan to service the telecommunication requirements of its Michigan customers. These switches are generally considered extremely reliable and feature the Digital Networking Unit--SONET technology. The Digital Networking Unit is a switching interface that is designed to increase the reliability of the 5ESS-2000 and to provide much greater capacity in a significantly smaller footprint.

     The switches are connected to each other by connection lines and digital cross-connect equipment that the Company owns or leases. See "Service Agreements with Other Carriers." The Company also has installed lines to connect its long distance switches to switches owned by various local telecommunication service carriers. The Company is responsible for maintaining these lines and has entered into a contract with GTE/Verizon with respect to the monitoring, servicing and maintenance of this equipment.

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

     SERVICE  AGREEMENTS  WITH  OTHER  CARRIERS

     The Company historically obtained services from AT&T through multiple contract tariffs. With the deployment of its network, the Company requires fewer such services from AT&T to sell its services. The Company has entered into contracts with various other long distance and local carriers of telecommunication services for the provision of both its network and reselling operations, further reducing its reliance on AT&T. These services enable the Company to connect the Company's switches to each other, connect the Company's switches to the switches of local telecommunication service carriers, carry overflow traffic during peak calling times, connect international calls and provide directory assistance and other operator assisted services.

     With respect to connections to local carriers, overflow, international and operator assisted services, the Company maintains contracts with more than one carrier for each of these services. In May 2001, the Company entered into a new Master Carrier Agreement with AT&T. The agreement provides the Company with a variety of services, including transmission facilities to connect the Company's network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The Company believes that it is no longer dependent upon any single carrier for these services. Currently, many price differences exist in the market for purchasing these services in bulk. Under the terms of the Company's contracts with its various carriers, the Company is able to choose which services and in what volume the Company wishes to obtain the services from each carrier.
Several of the network service agreements contain certain minimum usage commitments. The largest contract establishes pricing and provides for revenue commitments based upon usage of $52 million for the 18 months ended February 2004 and $40 million for the 9 months ending December 2004. This contract obligates the Company to pay 65 percent of the revenue shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments as follows: 2003 - $6.0 million and 2004 - $3.0 million. While the Company anticipates that it will not be required to make any shortfall payments under these contracts as a result of (1) growth in network minutes, (2) the management of traffic flows on its network, (3) the restructuring of these obligations, and/or (4) the sale of additional minutes of usage on the wholesale markets; there can be no assurances that the Company will be successful in its efforts. In addition, these actions will likely cause the Company to experience an increase in per minute network costs.

     Many of the companies in the telecommunication sector have been adversely affected by recent business trends and some have filed for bankruptcy protection. To the extent that the credit quality of these carriers deteriorates or they seek bankruptcy protection, the Company may have service disruptions and the transition of the Company's customers to its network or another carrier's network may cause potential disruptions for the affected customers' services, although, to date, there has been no significant effect.

INTEGRATED  INFORMATION  SYSTEMS

      The Company has developed and continues to improve and update its integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable the Company to offer and deliver high-quality, competitively priced telecommunication services to customers. Through dedicated electronic connections with its long distance network and the RBOCs from which the Company purchases local services through UNE-P, the Company has designed its systems to process information on a "real time" basis. In addition, the Company processes millions of call records each day.

     The  Company's  core  operational  support  systems  include the following:

          - The Company's leads database system is utilized in the marketing of its telecommunication services. The leads database system enables the Company to alter telemarketing campaigns to track areas where mass advertisements are airing, manage the bundled sales price by customer, zone and state, maintain customer credit information, and comply with various regulatory requirements.

          - The Company's proprietary automated order processing system ("OPS") enables the Company to shorten the customer provisioning time cycle and reduce associated costs. Prior to submitting an order to provision a customer to the Company's service, OPS processes the customer's credit history, and, once the customer's credit is approved, the customer's service record detailing the customer's existing phone service is immediately verified. In addition, OPS has enabled the Company to significantly increase its customer provisioning rate for qualified and verified orders while reducing the number of orders that are rejected by the RBOC, reducing manual work requirements.

          - The Company's automated service provisioning system enhances the Company's ability to add customer lines to the Company's telecommunication service and to change the features associated with that particular customer's service, reducing manual work requirements.

          - The Company's billing system enables the Company to preview and run a bill cycle each day of the month for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage in the provision of local telecommunication service.

          - The Company's proprietary automated collections management system ("CMS") is integrated with the Company's billing and customer relationship management system. CMS increases the efficiency of the Company's collection process, accelerates the recovery of accounts receivable and assists in the retention of valuable customers.

          - The Company continues to develop and implement improvements to its customer relationship manager system, which enables the Company's customer service representatives to access data in a real-time, organized manner, while the representative is speaking with the customer, reducing the length of customer service calls and improving the customer experience.

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

     These systems are designed, where applicable, to support the Company's long distance services and its local services utilizing UNE-P, as currently provided. If the Company elects or is required to develop local switching capability, these systems will need to be significantly modified.


SALES  AND  MARKETING

     In 2002, the Company's sales and marketing efforts focused on marketing a bundle of local and long distance telecommunication services directly to customers under its own brand. The Company is now operational with respect to its bundle of local and long distance telecommunication services in 26 states, but has limited the marketing of its bundled services to those states, or certain areas of a state, where the Company believes it can currently offer services to customers at competitive prices to the general market. The Company will market to additional states where the Company believes its pricing and cost structure permit it to profitably offer services in those states at competitive rates. While the Company has actively marketed the bundled product in a number of states, at present, a majority of the Company's bundled customers are in Michigan. The Company continually reviews its product offerings, pricing and sales and marketing programs in an effort to improve the efficiency of its sales and marketing channels. The Company increased personnel in 2002 to support the expansion of its sales and marketing efforts from those of 2001.

     The Company markets its bundled services within its targeted markets through the following channels:

          - Referrals - the Company solicits, through the use of referral promotions and its member-to-member free long distance product, the names of potential customers or referrals from the Company's existing customers.
          - Telemarketing - the Company purchases small business and residential lead databases utilized for targeted, professional and courteous outbound telesales campaigns. Telemarketing is an important sales channel for the Company. Any changes in the federal or state "do not call" regulations could adversely affect the Company. See "Regulation."
          - Direct Sales - the Company, utilizing both independent agents and a recently developed internal sales force, acquires new customers in targeted geographic areas.
          - Broadcast Media - the Company receives inbound calls in direct response to advertising on television, in print and via direct mail.
          - Online Marketing at www.talk.com - the Company has developed a productive online marketing presence, through traditional media and business relationships.

     While the Company does not actively market its stand alone long distance telecommunications service, it does promote the long distance telecommunications service when contacted by persons located in those regions where local service is unavailable. The Company also adds long distance customers when the customer requests its local service provider to provide the customer with the Company's long distance telecommunications service. The Company is focused upon providing its customers savings, simplicity and service.

     The Company continues to seek new marketing partners and arrangements to expand both its opportunities to attract other customers to its services and the products and services that it offers to its customer base.


COMPETITION

     The   telecommunication   industry   is   highly   competitive.   Major
participants in the industry regularly introduce new services and marketing activities. Competition in the telecommunication industry is based upon pricing, customer service, billing services and perceived quality. The Company competes against numerous telecommunication companies that offer essentially the same services as those of the Company. Many of the Company's competitors, including the RBOCs, are substantially larger and have greater financial, technical and marketing resources than those of the Company. The Company's success will depend upon its continued ability to provide high quality, high value services at prices generally competitive with, or lower than, those charged by the Company's competitors.

     The major carriers, including AT&T, Sprint Corporation, MCI/Worldcom, Inc., and the RBOCs have targeted price plans at residential customers - the Company's primary target market - with significantly simplified rate structures and with bundles of local services with long distance, which may lower overall local and long distance prices. Competition is also fierce for the small to medium-sized businesses that the Company also serves. Additional pricing pressure may also come from the introduction of new technologies, such as Internet telephony, which seek to provide voice communications at a cost below that of traditional circuit-switched long distance service. In addition, wireless carriers have marketed their services as an alternative to traditional long distance service, further increasing competition in the long distance sector. Reductions in prices charged by competitors may have a material adverse effect on the Company.

     Consolidation and alliances across geographic regions, in the local and long distance market and across industry segments may also intensify competition from significantly larger, well-capitalized carriers.

     The entry of the RBOCs into the long distance market has further heightened competition. Under the Telecommunications Act of 1996 (the "Telecommunications Act"), the RBOCs were authorized to provide long distance service that originates outside their traditional services areas, and may gain authority to provide long distance service that originates within their region after satisfying certain market opening conditions. The FCC has granted each of the RBOCs the authority to provide long distance service in a quickly growing number of states. Verizon has such authority in New York, Massachusetts, Pennsylvania, Connecticut, Virginia, New Hampshire, Delaware, New Jersey, Maine, Vermont, and Rhode Island. SBC Communications has such authority in Texas, Kansas, Oklahoma, Arkansas, California and Missouri. BellSouth has such authority in Florida, Georgia, Louisiana, Alabama, Kentucky, Mississippi, North Carolina, South Carolina, and Tennessee. Qwest has such authority in Colorado, Idaho, Iowa, Montana, Nebraska, North Dakota, Utah, Washington and Wyoming. In addition, several more applications are currently pending at the FCC, including Verizon in Maryland, West Virginia and the District of Columbia, SBC in Nevada and Michigan, and Qwest in New Mexico, Oregon and South Dakota. We cannot predict if any of these applications will be approved or when such approval is likely to occur. The Company anticipates that the RBOCs will continue to seek to obtain similar authority in other states. These actions are likely to increase long distance competition within the affected states. RBOC entry into the long distance market means new competition from well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services and high speed Internet access, with long distance telephone services. While the Telecommunications Act includes certain safeguards against anti-competitive conduct by the RBOCs, it is impossible to predict whether such safeguards will be adequate or what effect such conduct would have on the Company. Because of the RBOCs' name recognition in their existing markets, the established relationships that they have with their existing local service customers, their ability to take advantage of those relationships, and the possibility that interpretations of the Telecommunications Act may be favorable to the RBOCs, it may be more difficult for the Company to compete.

     In addition, access to RBOC UNEs at rates competitive with the RBOC's retail service offerings is critical to the Company's business. The RBOC UNE rates are ordered by individual state commissions, which have only recently begun lowering the RBOC UNE rates to a level that allows the Company to offer rates competitive with the RBOC for similar services in those states. The RBOCs have petitioned certain state commissions to raise the current RBOC UNE rates. Failure of the remaining state commissions to lower RBOC UNE rates will have a significant impact upon the Company's ability to offer services at rates competitive with the RBOCs. See "Regulation."

REGULATION

     GENERAL

     The  Company's  provision  of  telecommunication  services  is  subject  to
government  regulation.   Generally  speaking,  the FCC regulates interstate and
international telecommunications, while the state commissions regulate telecommunications that originate and terminate within the same state.

     The Telecommunications Act provided for a significant deregulation of the domestic telecommunications industry, including the opening of the local markets of incumbent local exchange carriers (ILECs) to competition and the ability, pursuant to certain market-opening conditions, of the RBOCs to reenter the long distance industry. See "Competition". The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation and regulations will have on the Company and its operations over time. There are currently a number of, and (as a result of the FCC's recently announced decision concerning the Triennial Review, discussed below) will soon be many additional, regulatory proceedings underway and being contemplated by federal and state authorities regarding the availability of the unbundled network element platform and other unbundled network elements, interconnection, pricing and other issues that could result in significant changes to the business conditions in the telecommunication industry and have a material adverse effect on the Company. In addition, there has been discussion in Congress of modifying the Telecommunications Act in ways that could prove detrimental to the Company.

     In January 1999, the U.S. Supreme Court confirmed the FCC's role in establishing national telecommunications policy through implementation of the Telecommunications Act, and thereby created greater certainty regarding the rules governing local competition going forward. The FCC's rules which permit the Company to purchase the UNE-P to provide local and long distance telecommunications services to its customers are the primary rules governing competition upon which the Company relies. On December 12, 2001, the FCC initiated its UNE Triennial Review rulemaking with respect to local telecommunication competition in which it reviewed all UNEs and considered whether RBOCs should continue to be required to provide them to competitors. The FCC has recently concluded its Triennial Review of local phone competition, announcing a decision on February 20, 2003. Although the text of the order is not yet available, the decision appears to preserve the Company's ability to use UNE-P for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions.

      FEDERAL  REGULATION  OF  THE  COMPANY'S  RATES,  TERMS  AND  CONDITIONS

      The FCC has imposed numerous reporting, accounting, record keeping and other regulatory obligations on the Company. The Company must offer interstate and international services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. The Company also must post publicly the rates, terms and conditions of the Company's interstate and international long distance service on the Company's web site or elsewhere, and is authorized to file interstate tariffs on an ongoing basis for interstate access services (rates charged among carriers for access to their networks). Although the Company's interstate and international service rates, terms, and conditions are subject to review, they are presumed to be lawful and have never been formally contested by customers or other consumers. Other FCC rules govern the procedures the Company uses to solicit customers, its handling of customer information, its obligation to assist in funding the federal system of universal service, its billing practices and the like. The Company may be subject to forfeitures and other penalties if it violates the FCC's rules.

     Long distance carriers pay local facilities-based carriers, including the Company, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers' networks and facilities, including UNE-P. Historically, the RBOCs set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism and, as a result of other access reform proceedings, the FCC is under increasing pressure to revise the current access charge regime to bring the charges closer to the cost of providing access. In response, the FCC issued a decision in 2001 setting the rates that competitive local carriers charge to long distance carriers at a level that will gradually decrease to the rates charged by incumbent carriers. So long as the Company is in compliance with the FCC's rate schedule, the FCC's order forbids long distance carriers from challenging our interstate access rates. This FCC decision lowering access charges may reduce our access charge revenues over time. The FCC is also considering, in a declaratory ruling proceeding commenced in November 2002, the question of whether voice over the Internet services or services utilizing an Internet protocol should be made subject to interstate access charges in the same manner as traditional telephony. The FCC has indicated on several occasions that such services are exempt from interstate access charges, but until the FCC issues its ruling in the current proceeding, it is unclear how such traffic will be treated for intercarrier compensation purposes.

     REGULATION  OF  ACCESS  TO  UNBUNDLED  NETWORK  ELEMENTS

     Access to RBOC UNEs at cost-based rates is critical to the Company's business. The Company's local telecommunications services are provided almost exclusively through the use of combinations of RBOC UNEs, and it is the availability of cost-based UNE rates that enables the Company to price its local telecommunications services competitively. However, the obligation of RBOCs to provide UNEs at such cost-based rates has been the subject of recent regulatory and judicial actions which has affected their availability. Additional proceedings are imminent which could result in them being substantially reduced, at least in some markets.

     Access to RBOC UNEs in a fashion in which they are combined by the RBOCs is critical to the Company's business. The Company's local telecommunications services are provided primarily through the use of UNE-P, in which UNEs necessary to provide service to the Company's customers (unbundled loops, transport, and local switching) are combined by the RBOCs and then leased to new entrants. The FCC's yet-to-be-released Triennial Review decision, and subsequent state proceedings called for by that decision, will determine the extent to which RBOCs will continue to be required to provide such UNE combinations to competitors.

     The existing set of UNEs were largely established by the FCC in its Local Interconnection Order in 1996, and updated in a proceeding on remand from the Supreme Court's Iowa Utilities Board case in 1999. The Supreme Court held that the FCC did not apply the correct standards when determining which network elements must be unbundled and made available to competitive telephone companies such as the Company. In November 1999, the FCC released its "UNE Remand Order" addressing the deficiencies in the FCC's original ruling cited by the Supreme Court. The order was generally viewed as favorable to the Company and other competitive carriers because it ensured that incumbent carriers would be required to make available those network elements, including UNE-P, that are crucial to the Company's ability to provide local and other services. The order was appealed by the incumbent carriers and in May, 2002, the United States Court of Appeals for the D.C. Circuit released an opinion remanding the UNE Remand Order to the FCC for further consideration. The Court remanded the UNE Remand Order because (1) the FCC adopted, as to almost every unbundled element, a uniform national rule mandating the element's unbundling in every geographic market and customer class, without regard to the state of competition in any particular market; and (2) the FCC's concept of the circumstances in which cost disparities would under the Telecommunications Act's standards, "impair" a competitor's ability to provide service without unbundled elements was considered too broad.

     As part of its regular periodic review of the list of unbundled elements, the FCC initiated its so-called UNE Triennial Review rulemaking proceeding on December 12, 2001. The FCC in its Triennial Review, and in response to the D.C. Circuit Court's decision, reviewed all UNEs to determine whether RBOCs should continue to be required to provide them to competitors.

     At its Feb. 20, 2003, open meeting, the FCC adopted its Triennial Review decision. The full text of the order is not yet available so at this time we only have a broad outline of the FCC's announced actions without the detail required to fully assess all of the potential ramifications of this important decision. However, based on the FCC's press release and the FCC Commissioners' comments at the meeting the decision appears to preserve the Company's ability to use UNE-P for the provision of bundled telecommunications services and appears to delegate to each state the overall responsibility for deciding, under FCC guidelines, what unbundled elements should be available to competitors like the Company in local markets within the state's jurisdiction as well as the costs that the RBOCs may charge for such elements. This creates the risk that some states may decide to limit or eliminate unbundled elements that the Company currently has access to, that the cost of such elements may increase and that the Company will be faced with different sets of rules and costs if states issue inconsistent decisions. Among the broad highlights of the Triennial Review decision that can be discerned at this time are the following actions that have a significant impact on the
Company:

Unbundled Local Switching and UNE-P: The FCC's current rules generally require incumbent carriers to offer local circuit switching as an unbundled network element, and thus UNE-P, to competing carriers at cost-based prices. However, an incumbent carrier need not make local circuit switching available where it would be used to serve end users with four or more lines in zones with the highest density of access lines and greatest traffic volume in the top 50 Metropolitan Statistical Areas, provided that the incumbent carrier provides nondiscriminatory, cost-based access to the enhanced extended link, or EEL. The EEL, which consists of an unbundled loop, multiplexing/concentrating equipment and dedicated transport, allows a competing carrier to serve a customer by extending the customer's loop from the end office serving that customer to a different end office in which the competitor is already co-located with its own network facilities.

     During the FCC's Triennial Review proceeding, the incumbents launched a fierce campaign, at both the FCC and in Congress, in an attempt to limit the availability of circuit switching and, as a result, UNE-P. Comments made at the Triennial Review FCC public meeting, during the FCC press conference, and in the associated press release indicate that the FCC adopted a presumption that access to unbundled switching for voice grade or DS-0 local circuit switching remains impaired, which means that UNE-P would still be available to the Company for residential and most small-business customers (provided unbundled loops and transport also remain available in those geographic areas where the Company intends to use UNE-P). Nonetheless, the FCC's presumption of impairment is rebuttable, and the Company expects that incumbent carriers in all or virtually all states will press for state commissions to conduct proceedings over the nine-month period following the effectiveness of the FCC's Triennial Review order, as contemplated by that decision, to rebut that presumption and to remove local switching and UNE-P from the incumbent carriers' set of unbundling obligations. The FCC's order appears to provide that, in that event, UNE-P would remain available for the limited purpose of a customer acquisition vehicle for an extended transition period of three years. (Again, the details of the FCC's plan and the scope of the potential adverse effects on the Company's business cannot be truly known until the text of the FCC's order is released.) In addition, we anticipate that the incumbents will challenge the FCC's decisions regarding unbundled local switching in court, and will also lobby the United States Congress, in an effort to remove local circuit switching from the list of UNEs on an even faster basis than could occur under the framework adopted by the FCC based upon state commission proceedings. If the incumbents' campaign is successful, this would disadvantage UNE-P providers such as the Company. Further restrictions upon the availability of local circuit switching beyond those currently in place would significantly restrict the Company's ability to provide service on a UNE-P basis. Where circuit switching is not available, the Company would be unable to offer service on a UNE-P basis and must instead serve customers on its own facilities or rely on the switching facilities of other, non-incumbent carriers, which may delay service roll-out in some markets, increase costs, and negatively impact the Company's business, prospects, operating margins, results of operations, cash flows and financial condition. The FCC's anticipated order will adopt a rebuttable presumption that local circuit switching has been eliminated as an unbundled network element for high-capacity (DS-1 or T-1 and above) end users; state commissions will have 90 days after the effectiveness of the FCC's order to conduct proceedings to determine whether to rebut the presumption of no impairment for this level of unbundled local circuit switching, and UNE-P that relies on this level of switching.

UNE Pricing: The current UNE pricing rules were established in 1996 in the FCC's Local Competition Order, wherein the FCC concluded that the rates charged to new entrants must be based on the forward-looking costs of providing the interconnection or UNEs ordered. The FCC rejected the use of historical or embedded costs in setting rates that new entrants pay. The FCC further required a specific methodology, "total element long-run incremental cost" ("TELRIC"), to calculate an RBOC's forward-looking costs. The FCC required that TELRIC be measured based on the use of the most efficient telecommunications technology currently available and the lowest cost network configuration, given the location of existing RBOC wire centers. Under the Telecommunications Act, state commissions set the actual UNE rates based on the federally-adopted methodology.

     On remand from the U.S. Supreme Court in AT&T v. Iowa Utilities Board, the Eighth Circuit Court of Appeals concluded in 2000 that the FCC's UNE pricing rules violated the terms of the Telecommunications Act. The Eighth Circuit determined that the FCC's TELRIC methodology incorrectly based costs on the most efficient technology and configuration available, rather than the actual cost of the particular facilities and equipment deployed by RBOCs. The Eighth Circuit ruled that the FCC cannot require that UNE prices be calculated at the cost of a hypothetical network, as opposed to the costs actually incurred, by the RBOCs. The Eighth Circuit, however, did not vacate the FCC's decision to use a forward-looking cost methodology. The Court determined that requiring that forward-looking costs be used to establish UNE rates is a matter within the FCC's discretion.

     The FCC, RBOCs and CLECs (competitive local exchange carriers) all appealed the Eighth Circuit decision to the U.S. Supreme Court. The Supreme Court granted certiorari in these cases, styled Verizon Communications v. FCC, and in May 2002, reversed the Eighth Circuit (except for its decision about the use of a forward-looking methodology) and upheld the validity of the FCC's TELRIC pricing methodology for UNEs.

     Although the FCC's forward-looking cost model for establishing rates for unbundled network elements has been upheld by the U.S. Supreme Court, it is possible that either the FCC will review or revise the methodology in a manner that raises the Company's costs or the states will review the UNE rates they have established under a TELRIC methodology. The FCC's methodology and the manner in which it is applied are under attack from the incumbent carriers and the U.S. Telecom Association, their trade association, and intense lobbying efforts by the incumbent carriers could lead the FCC to re-examine its pricing rules further or even convince Congress to modify the pricing standard for unbundled network elements in the Telecommunications Act, leading to higher prices. In fact, the FCC has indicated that it may comprehensively review that methodology in the near future. Further, as a possible foretaste, in its recent Triennial Review decision, the FCC appears to have opened the door for incumbents to utilize a higher cost of capital input and shorter depreciation lives in establishing rates for unbundled elements. Incumbent carriers also routinely file petitions with the state commissions seeking to increase the rates they can charge competitors for unbundled elements. Such modifications to the incumbents' UNE rates could raise our costs for leasing UNE-P and other UNEs in the future.

     As indicated above, the text of the Triennial Review decision has not yet been released. It is anticipated that once the FCC's new unbundling rules become effective, incumbent carriers will pursue review in courts, attempt to institute proceedings with the FCC and state regulatory agencies, and lobby the United States Congress in an effort to affect laws and regulations regarding the availability of UNEs and UNE-P, and the prices competitors pay for them, in a manner even more favorable to them and against the interests of competitive carriers. Concomitantly, it is expected that competitive carriers will endeavor to improve their positions and access to the incumbents' networks at cost-based rates through similar means.

     REGULATION  OF  MARKETING

     The Company's current and past direct and partner marketing efforts all require compliance with relevant federal and state regulations that govern the sale of telecommunication services. The FCC and many states have rules that prohibit switching a customer from one carrier to another without the customer's express consent and specify how that consent must be obtained and verified. Most states also have consumer protection laws that further define the framework within which the Company's marketing activities must be conducted. While directed at curbing abusive marketing practices, the design and enforcement of these rules can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as the Company.

     The Company's marketing efforts are carried out through a variety of marketing programs, including referrals from existing customers, outbound telemarketing, direct sales through independent agents and the Company's own direct sales force, broadcast media and online marketing initiatives.
Restrictions on the marketing of telecommunication services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized change of a customer's service from one carrier to another carrier) and "cramming" (the unauthorized provision of additional telecommunication services). The Telecommunications Act strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements for the verification of orders for telecommunication services and establishing additional financial penalties for slamming. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. The Federal Trade Commission and the FCC have proposed rules and regulations governing the creation and enforcement of national "do not call" databases that could affect the Company's ability to outbound telemarket. The Company's marketing activities have subjected the Company to investigations or enforcement actions by government authorities. The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of the Company's marketing efforts and subject them to enforcement actions, which may have an adverse effect on the Company.

     Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunication carriers such as the Company. For example, the FCC rules that restrict the use of "customer proprietary network information" (information that a carrier obtains and uses about its customers through their use of the carrier's services) may make it more difficult for the Company to market additional telecommunication services (such as local and wireless), as well as other services and products, to its existing customers.

     UNIVERSAL  SERVICE  FUND  REGULATION

     Pursuant to Section 254 of the Telecommunications Act, the FCC requires the Company and other providers of telecommunication services to contribute to a federally administered universal service fund, which helps to subsidize the provision of local telecommunication services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The Telecommunications Act requires every telecommunication carrier that provides interstate telecommunication services to contribute, on an equitable and nondiscriminatory basis, to the specific, predictable, and sufficient mechanisms established by the FCC to preserve and advance universal service. These regulations were recently amended and contributions to the FCC's universal service funds are now assessed on telecommunication providers' projected combined interstate and international end user telecommunication revenues, and no longer permit telecommunication providers to recover margin on this assessment. The Company's contribution of revenues to universal service stands at 7.28% of end user telecommunications revenues for the first quarter of 2003 and 9.0044% for the second quarter of 2003. In a December 2002 Notice of Proposed Rulemaking, the FCC has asked many broad-ranging questions regarding universal service including, whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. The Company cannot be sure that legislation or FCC rulemaking will not increase the size of its subsidy payments, the scope of the subsidy program or the Company's costs of calculating, collecting and remitting the payments. Some states have similar universal fund programs, and in those instances the Company may be required to remit a portion of its intrastate revenue to such funds.

     STATE REGULATION

     The vast majority of the states require the Company to apply for certification to provide local and intrastate telecommunication services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The majority of states also require the Company to file and maintain detailed tariffs listing its rates for intrastate service. State law typically requires charges and terms for the Company's services to meet certain standards, such that its charges and practices be just, reasonable and not
unreasonably  discriminatory.   Many  states  also  impose  various  reporting
requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunication operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. State regulatory authorities may also place burdensome requirements on telecommunication companies seeking transfers of control for licenses and the like. Under the regulatory arrangement contemplated by the Telecommunications Act, state authorities continue to regulate certain matters related to universal service, public safety and welfare, quality of service and consumer rights. All of these regulations, however, must be competitively neutral and consistent with the Telecommunications Act, which generally prohibits state regulation that has the effect of prohibiting us from providing telecommunications services in any particular state. State commissions also enforce some of the Telecommunications Act's local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies and the setting of rates for unbundled network elements.


FINANCIAL  RESTRUCTURING

     Beginning in the third quarter of 2001, the Company embarked upon a comprehensive restructuring of its financial obligations with (i) America Online, Inc. ("AOL"), (ii) its senior secured creditor, and (iii) the holders of the Company's convertible subordinated notes. References in the following discussion to numbers of shares of common stock and per share prices reflect adjustment for the one-for-three reverse stock split as of October 15, 2002.


     AOL  RESTRUCTURING

     In September, 2001, the Company restructured its financial obligations with AOL that arose under the 1999 Investment Agreement between the Company and AOL and, effective September 30, 2001, ended its marketing relationship with AOL. The Company began marketing and providing telecommunication services to AOL subscribers under the Company's and AOL's brand in 1997. In January, 1999, AOL made a $55 million investment in the Company at $57 per share and the Company provided AOL with the ability to protect the value of that investment for a period of time, permitting AOL, at its election, to require the Company to make certain "make whole" payments to AOL on or before September 30, 2001. As a result of the September 2001 restructuring and the termination of the marketing agreement, the Company issued to AOL $34 million of its 8% Secured Convertible Notes due September 2011 ("8% Secured Convertible Notes") in exchange for a release of the Company's reimbursement obligations under the 1999 Investment Agreement. The Company also issued 1,026,209 additional shares of its common stock in exchange for warrants to purchase the Company's common stock held by AOL and the Company's related obligations under the 1999 Investment Agreement to repurchase those warrants, bringing the total number of shares of the Company's common stock held by AOL to 2,400,000. On December 23, 2002, the Company restructured its 8% Secured Convertible Notes. The principal terms of the restructuring were as follows: the new maturity date is September 19, 2006, a pay-in-kind interest option was eliminated and interest is thereafter required to be paid entirely in cash, and the Company was provided additional flexibility to purchase subordinated debt and common stock through September 30, 2003. In 2002, the Company repurchased $5.4 million of its 8% Secured Convertible Notes. Through March 28, 2003, the Company has repurchased $3.6 million of its 8% Secured Convertible Notes, reducing the outstanding principal amount to $26.6 million as of March 28, 2003. In January 2003, the Company purchased 1,315,789 of its common shares from AOL for an aggregate purchase price of approximately $5.0 million.

     SECURED  CREDIT  FACILITY  RESTRUCTURING

     By amendments on February 12, 2002, and April 3, 2002, the Company restructured certain portions, including financial covenants, of its Credit Facility Agreement with MCG Finance Corporation ("MCG"), and the Consulting Agreement, and other loan documents between the parties. In October 2002, the Company retired the facility of $13.8 million prior to its originally scheduled maturity in 2005.

     CONVERTIBLE  SUBORDINATED  NOTES  RESTRUCTURING

     As of December 31, 2001, the Company had an aggregate amount of $61.8 million in 4 1/2% Convertible Subordinated Notes due in September 2002 ("4-1/2% Convertible Subordinated Notes") and $18.1 million in 5% Convertible Subordinated Notes due in 2004 ("5% Convertible Subordinated Notes"). The Company decided to offer to exchange the 4-1/2% Convertible Subordinated Notes and the 5% Convertible Subordinated Notes ("Existing Notes") for new notes, principally to extend the time that the Company has to pay the Existing Notes, as part of the Company's efforts to restructure its debt obligations, and maintain sufficient cash to conduct its operations. On February 22, 2002, the Company initiated Exchange Offers and Consent Solicitations ("the Exchange Offers") for all of the Company's outstanding Existing Notes. On April 4, 2002, the Company completed the exchange for $57.9 million principal amount, or 94% of the total amount outstanding, of its 4-1/2% Convertible Subordinated Notes that were tendered for exchange in the Exchange Offers and approximately $17.4 million principal amount, or 95% of the total amount outstanding, of its 5% Convertible Subordinated Notes that were tendered for exchange in the Exchange Offers. The Company issued $53.2 million in principal amount of its new 12% Senior Subordinated PIK Notes due 2007 ("12% Senior Subordinated Notes") and $2.8 million in principal amount of its new 8% Convertible Senior Subordinated Notes due 2007 ("8% Convertible Senior Subordinated Notes") (convertible into common stock at $15.00 per share), and paid approximately $0.5 million in cash, in exchange for the tendered 4-1/2% Convertible Subordinated Notes. Interest on the new 12% Senior Subordinated Notes is payable in cash, except that the Company may, at its election, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment in additional 12% Senior Subordinated Notes. The Company also issued $17.4 million in principal amount of its 12% Senior Subordinated Notes in exchange for the tendered 5% Convertible Subordinated Notes. In addition, the holders of the 4-1/2% Convertible Subordinated Notes and 5% Convertible Subordinated Notes consented to amend the respective indentures under which the Existing Notes were issued to eliminate from the indentures the right to require the Company to repurchase such notes should the Company's common stock cease to be approved for trading on an established automated over-the-counter trading market in the United States. After completion of the Exchange Offers, there were outstanding approximately $70.7 million principal amount of the Company's 12% Senior Subordinated Notes, approximately $2.8 million principal amount of the Company's 8% Convertible Senior Subordinated Notes, approximately $3.9 million principal amount of the 4-1/2% Convertible Subordinated Notes and approximately $0.7 million principal amount of the 5% Convertible Subordinated Notes. In September 2002, the Company retired upon maturity the remaining $3.9 million principal amount of the 4-1/2% Convertible Subordinated Notes. The Company repurchased $5.7 million of its 12% Senior Subordinated Notes in 2002 and, in 2003, through March 28, has repurchased an additional $9.4 million of its 12% Senior Subordinated Notes, reducing the outstanding principal amount to $56.6 million as of March 28, 2003.


EMPLOYEES

     As of December 31, 2002 the Company employed approximately 1,000 persons. The Company considers relations with its employees to be good.


ITEM  2.  PROPERTIES

     The Company leases an approximately 8,000 square foot facility in Reston, Virginia, that serves as the Company's headquarters and is where a number of the Company's executives, network and marketing personnel are located. The Company owns an approximately 24,000 square foot facility in New Hope, Pennsylvania where certain of the Company's executives and its finance, legal, information technology development and marketing personnel are located. The Company also leases properties in the cities in which switches for its network have been or will be installed (New York, New York; San Francisco, California; Chicago, Illinois; Dallas, Texas; Jacksonville, Florida; and Southfield, Michigan). The Company leases an approximately 3,500 square foot facility in Chicago, Illinois for additional information technology development personnel.

     With respect to the Company's sales, provisioning and customer service operations, the Company owns a 32,000 square foot facility located in Palm Harbor, Florida. The Company also leases the following facilities for sales, provisioning and customer service operations: an approximately 29,000 square foot facility in Orlando, Florida, an approximately 13,000 square foot facility in Greenville, South Carolina, and an approximately 12,000 square foot facility in Fort Myers, Florida.


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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         None.

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
          MATTERS

     The Company's common stock, $.01 par value per share, is traded on the Nasdaq National Market under the symbol "TALK". The Company's stockholders approved a one-for-three reverse stock split of the Company's common stock, effective October 15, 2002, decreasing the number of common shares authorized from 300 million to 100 million. All applicable references to the number of shares of common stock and per share information, stock option data and market prices have been restated to reflect this reverse stock split. High and low quotations listed below are actual closing sales prices as quoted on the Nasdaq National Market:

           COMMON STOCK                            PRICE RANGE OF COMMON STOCK
           ------------                            ----------------------------
                                                     HIGH               LOW
                                                   --------           --------
           2001
           First Quarter                           $  7.59            $  3.84
           Second Quarter                             7.53               2.73
           Third Quarter                              3.18               0.99
           Fourth Quarter                             1.56               1.02
           2002
           First Quarter                           $  1.92            $  1.11
           Second Quarter                            12.39               1.32
           Third Quarter                             11.91               6.15
           Fourth Quarter                             9.18               5.43
           2003
           First Quarter (through March 26, 2003)  $  7.34            $  3.52

     As of March 26, 2003, there were approximately 910 record holders of Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends generally to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. In addition, the 8% Secured Convertible Notes prohibit the Company from paying any dividends on its capital stock.

COMPENSATION  PLANS  AND  SECURITIES

      The following table sets forth certain information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                             NUMBER OF SECURITIES
                            NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE      REMAINING AVAILABLE
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      UNDER EQUITY
PLAN CATEGORY                 WARRANTS AND RIGHTS      WARRANTS AND RIGHTS   COMPENSATION PLANS (1)
-------------------------   -----------------------    -------------------   ----------------------
Equity compensation
   plans approved by
   security holders               2,141,758                 $  5.50                  126,097
Equity compensation
   plans not approved
   by security holders (2)        2,043,942                 $  8.25                  774,188(1)
                            -----------------------    -------------------   ----------------------
Total                             4,185,700                 $  6.84                  900,285

(1) Under all plans, if any shares subject to a previous award are forfeited, or if any award is terminated without issuance of shares or satisfied with other consideration, the shares subject to such award shall again be available for future grants.

(2) The shares are primarily under the Company's 2001 Non-Officer Long Term Incentive Plan pursuant to which up to 1,666,666 shares of the Company's common stock may be issued to employees of the Company in the form of options, rights, restricted stock and incentive shares. The shares also include shares issuable on exercise of certain options granted in connection with the initial employment of executive officers and without shareholder approval as permitted by the rules of Nasdaq. To the extent permitted by the rules of Nasdaq, there may be further grants of securities by option or otherwise without shareholder approval, both to non-executive employees and in connection with the initial employment of executive officers.

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's
Consolidated  Financial  Statements  included  elsewhere  in  this  Form  10-K.


                                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                          2002         2001           2000        1999         1998
                                                        ---------    ---------     ---------    ---------    ---------
                                                                (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Sales                                                   $ 317,507    $ 488,158     $ 525,712    $ 516,548    $ 448,600
Costs and expenses:
   Network and line costs                                 155,567      235,153       292,931      289,029      321,215
   General and administrative expenses                     53,510       82,202        65,360       39,954       39,393
   Provision for doubtful accounts                          9,365       92,778        53,772       28,250       37,789
   Sales and marketing expenses                            27,148       73,973       152,028       96,264      210,552
   Depreciation and amortization                           17,318       34,390        19,257        6,214        5,499
   Impairment and restructuring charges                        --      170,571            --           --           --
   Significant other charges (income)                          --           --            --       (2,718)      91,025
                                                        ---------    ---------     ---------    ---------    ---------
       Total costs and expenses                           262,908      689,067       583,348      456,993      705,473
                                                        ---------    ---------     ---------    ---------    ---------
Operating income (loss)                                    54,599     (200,909)      (57,636)      59,555     (256,873)
Other income (expense):
   Interest income                                            802        1,220         4,859        3,875       38,876
   Interest expense                                        (9,087)      (6,091)       (5,297)      (4,616)     (29,184)
   Other, net                                                (892)      (2,698)       (3,822)      (1,115)     (20,867)
                                                        ---------    ---------     ---------    ---------    ---------
Income (loss) before provision for income
   taxes                                                   45,422     (208,478)      (61,896)      57,699     (268,048)
Provision (benefit) for income taxes (1)                  (22,300)          --            --           --       40,388
                                                        ---------    ---------     ---------    ---------    ---------
Income (loss) before extraordinary gains and
   cumulative effect of an accounting change               67,722     (208,478)      (61,896)      57,699     (308,436)
Extraordinary gains                                        29,340       20,648            --       21,230       87,110
Cumulative effect of an accounting change                      --      (36,837)           --           --           --
                                                        ---------    ---------     ---------    ---------    ---------
Net income (loss)                                       $  97,062    $(224,667)    $ (61,896)   $  78,929    $(221,326)
                                                        =========    =========     =========    =========    =========

Income (loss) per share - Basic:
   Income (loss) before extraordinary gains and
     cumulative effect of an accounting change per
     share                                              $    2.48    $   (7.89)    $   (2.63)   $    2.83    $  (15.61)
   Extraordinary gains per share                             1.08         0.78            --         1.04         4.41
   Cumulative effect of an accounting change per
     share                                                     --        (1.40)           --           --           --
                                                        ---------    ---------     ---------    ---------    ---------
   Net income (loss) per share                          $    3.56    $   (8.51)    $   (2.63)   $    3.87    $  (11.20)
                                                        =========    =========     =========    =========    =========
   Weighted average common shares outstanding              27,253       26,414        23,509       20,395       19,761
                                                        =========    =========     =========    =========    =========

Income (loss) per share - Diluted:
   Income (loss) before extraordinary gains and
     cumulative effect of an accounting change per
     share                                              $    2.20    $   (7.89)    $   (2.63)   $    2.69    $  (15.61)
   Extraordinary gains per share                             0.95         0.78            --         0.99         4.41
   Cumulative effect of an accounting change per
     share                                                     --        (1.40)           --           --           --
                                                        ---------    ---------     ---------    ---------    ---------
   Net income (loss) per share                          $    3.15    $   (8.51)    $   (2.63)   $    3.68    $  (11.20)
                                                        =========    =========     =========    =========    =========
   Weighted average common and common
     equivalent shares outstanding                         30,798       26,414        23,509       21,471       19,761
                                                        =========    =========     =========    =========    =========


                                                                   AT DECEMBER 31,
                                          --------------------------------------------------------------
                                             2002        2001          2000         1999         1998
                                          ---------    ---------     ---------    ---------    ---------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents               $ 33,588     $ 22,100      $ 40,604     $ 78,937     $  3,063
   Total current assets                      81,261       50,698        97,203      150,893      149,769
   Goodwill and intangibles, net (4)         26,882       29,672       218,639        1,068        1,150
   Total assets                             187,511      165,221       407,749      215,008      272,560
   Current portion of long-term debt (3)         61       14,454         2,822           --       49,621
   Total current liabilities                 63,190       87,273       100,271       71,168      136,708
   Contingent obligations                        --           --       114,630      114,630           --
   Long-term debt (2)(3)                    100,855      152,370       103,695       84,985      242,387
   Stockholders' equity (deficit)            23,466      (74,422)       82,700      (69,375)    (136,785)
-----------------------------------------

(1) The provision for income taxes in 1998 represents a valuation allowance for deferred tax assets recorded in prior periods and current tax benefits that may result from the 1998 loss. The Company provided the valuation allowances in view of the loss incurred in 1998, the uncertainties resulting from intense competition in the telecommunication industry and the lack of any assurance that the Company would realize any tax benefits. The Company has continued to provide a valuation allowance against its deferred tax assets at December 31, 2001, 2000 and 1999. In 2002, as part of the Company's 2003 budgeting process, management evaluated the deferred tax valuation allowance and determined that a portion of this valuation allowance should be reversed, resulting in a non-cash deferred income tax benefit of $22.3 million.

(2) Long-term debt at December 31, 2001 included $31.0 million of future accrued interest in connection with the 8% Secured Convertible Notes in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." In 2002, the 8% Secured Convertible Notes were restructured, resulting in the elimination of the future accrued interest in connection therewith. As a result of the 2002 restructuring of the Company's 8% Secured Convertible Notes in 2002 and retirement of a portion of such notes, the Company recorded an extraordinary gain of $28.9 million.

(3) The Company restructured substantially all of the 4-1/2% and 5% Convertible Subordinated Notes in April 2002; accordingly, $57.9 million of the 4-1/2% Convertible Subordinated Notes are classified as long-term debt as of December 31, 2001.

(4) In 2001, the Company recorded an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K. Certain of the statements contained herein may be considered forward-looking statements. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates" and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

     Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed in this Form 10-K and the Company's other filings with the Securities and Exchange Commission, important factors that could cause such actual results to differ materially include, among others, dependence on the availability and functionality of RBOCs' networks as they relate to the unbundled network element platform, increased price competition for long distance and local services, failure of the marketing of the bundle of local and long distance services and long distance services under its agreements with its direct marketing channels and its various marketing partners, failure to manage the nonpayment of amounts due the Company from its customers from bundled and long distance services, attrition in the number of end users, failure or difficulties in managing the Company's operations, including attracting and retaining qualified personnel, failure of the Company to be able to expand its active offering of local bundled services in a greater number of states, failure to provide timely and accurate billing information to customers, failure of the Company to manage its collection management systems and credit controls for customers, interruption in the Company's network and information systems, failure of the Company to provide adequate customer service, and changes in government policy, regulation and enforcement and/or adverse judicial or administrative interpretations and rulings relating to regulations and enforcement, including, but not limited to, the continued availability of unbundled network element platform of the local exchange carriers network.

OVERVIEW

     The Company provides local and long distance telecommunication services to residential and small business customers in the United States. The Company has developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable the Company to offer and deliver high-quality service, savings through competitively priced telecommunication products, and simplicity through consolidated billing and responsive customer service.

     The Company offers both local and long distance telecommunication services, primarily the bundled service offering of local and long distance voice services, which are billed to customers in one combined invoice. Local phone services include local dial tone, various local calling plans that include free member-to-member calling, and a variety of features such as caller identification, call waiting and three-way calling. Long distance phone services include traditional 1+ long distance, international and calling cards. The Company uses the unbundled network element platform ("UNE-P") of the regional bell operating companies ("RBOCs") network to provide local services and the Company's nationwide network to provide long distance services. The Federal Communications Commission ("FCC") has recently concluded its triennial review of local phone competition. Although the text of the order is not yet available, the decision appears to preserve the Company's ability to use UNE-P for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions.

     By the end of 1999, the Company decided to expand beyond its historical long distance business and utilize UNE-P to enter the large local telecommunications market and diversify its product portfolio through the bundling of local service with its core long distance service offerings. In connection therewith, the Company acquired Access One Communications Corp. ("Access One") in August 2000. Access One was a private, local telecommunication services provider to nine states in the southeastern United States. The Company encountered a number of operational and business difficulties during the rollout of the Company's bundled service offering and worked to address the operational issues that it encountered. The Company focused on improving the overall efficiency of the bundled business model in 2001. During 2002, the Company's top operating priorities were to lower bad debt expense, reduce customer turnover, or "churn," and lower its customer acquisition costs. During 2003, the Company's primary focus will be to increase sales of its local bundled service within the targets established by management for acquisition costs, customer turnover and bad debt expense.

     The  Company  continues  to  manage its business to generate free cash flow
(defined as net cash provided by operating activities less net cash used in investing activities) and has built a scaleable platform to provision, bill and service bundled customers. The Company continues to focus on delivering better service and value to customers. During 2002, the Company expanded its product offerings to appeal to a broader customer base based upon calling patterns and feature preferences. Although the Company is now operational with respect to its local service offering in 26 states, the Company has limited the marketing of its bundled services to those states, or certain areas of a state, where the Company believes it can currently offer services to customers at competitive prices. The Company will market to additional states (or certain areas of a particular state) as the Company believes its pricing and cost structure permit it to profitably offer services in those areas at competitive rates. While the Company has actively marketed the bundled product in a number of states, at present, a majority of the Company's bundled customers are inMichigan. The Company continually reviews its product offerings, pricing and sales and marketing programs in an effort to improve the efficiency of its sales and marketing channels.

     During 2002, the Company completed a significant restructuring of its debt obligations, including (1) an exchange offer that effectively extended the final maturity on substantially all of the Company's public debt obligations to 2007;
(2) the retirement of the Company's senior credit facility of $13.8 million prior to its scheduled maturity; (3) open market repurchases of $5.7 million principal amount of the Company's 12% Senior Subordinated Notes; (4) the repurchase of $5.4 million principal amount of the Company's 8% Secured Convertible Notes; and (5) the restructuring of the 8% Secured Convertible Notes. In 2003, through March 28, the Company has (i) repurchased a further $9.4 million principal amount of its 12% Senior Subordinated Notes and $3.6 million principal amount of its 8% Secured Convertible Notes, and (ii) purchased approximately 1.3 million shares of its common stock for an aggregate purchase price of $5 million.


RESULTS  OF  OPERATIONS

     The following table sets forth for the periods indicated certain financial data of the Company as a percentage of sales:


                                                            YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         2002           2001           2000
                                                       --------       --------       --------
   Sales                                                100.0%         100.0%          100.0%
   Costs and expenses:
      Network and line costs                             49.0           48.2            55.7
      General and administrative expenses                16.8           16.8            12.5
      Provision for doubtful accounts                     2.9           19.0            10.2
      Sales and marketing expenses                        8.6           15.2            28.9
      Depreciation and amortization                       5.5            7.0             3.7
      Impairment and restructuring charges                 --           35.0              --
                                                       --------       --------       --------
         Total costs and expenses                        82.8          141.2           111.0
                                                       --------       --------       --------
   Operating income (loss)                               17.2          (41.2)          (11.0)
   Other income (expense):
      Interest income                                     0.3            0.3             0.9
      Interest expense                                   (2.9)          (1.2)           (1.0)
      Other, net                                         (0.3)          (0.6)           (0.7)
                                                       --------       --------       --------
   Income (loss) before income taxes                     14.3          (42.7)          (11.8)
   Provision (benefit) for income taxes                  (7.0)            --             --
                                                       --------       --------       --------
   Income (loss) before extraordinary gains and
      cumulative effect of an accounting change          21.3          (42.7)          (11.8)
   Extraordinary gains                                    9.3            4.2             --
   Cumulative effect of an accounting change               --           (7.5)            --
                                                       --------       --------       --------
   Net income (loss)                                     30.6%         (46.0)%         (11.8)%
                                                       ========       ========       ========


     YEAR  ENDED  DECEMBER  31,  2002  COMPARED  TO YEAR ENDED DECEMBER 31, 2001

     Sales. Sales decreased by 35.0% to $317.5 million in 2002 from $488.2 million in 2001. The decrease in sales for 2002 compared to 2001 is due to (i) lower long distance sales resulting from the Company's continued focus, begun in 2000, on its efforts in the local telecommunication services market by offering local telecommunication services bundled with long distance services and significantly reduced sales and marketing related to the long distance product, and (ii) lower bundled sales resulting primarily from lower average revenues per line in 2002 as the Company lowered product prices to provide more value to the consumer.

     The Company's bundled sales for the year ended December 31, 2002 were $171.2 million as compared to $196.5 million for the year ended December 31, 2001. The decreases in sales was due to lower average revenue per bundled line in 2002 as compared to 2001. Such decrease resulted from the Company's ongoing strategy to market lower priced products to be more competitive with incumbent and other competitive local exchange carriers. In 2002, bundled revenues increased sequentially from $35.5 million in the first quarter to $51.8 million in the fourth quarter. The 2002 quarterly sequential growth reflected both growth in bundled lines and reductions in customer turnover. The Company had approximately 333,000 bundled lines as of December 31, 2002 compared with approximately 179,000 bundled lines at December 31, 2001. Approximately 203,000 of the bundled lines at December 31, 2002 were in Michigan. Bundled revenues for the quarter ending March 31, 2003 and the year ended 2003 are expected to be between $57 and $60 million and $270 and $280 million, respectively. Bundled lines for the quarter ended March 31, 2003 and for the year ended December 31, 2003 are expected to be between 380,000 and 390,000 and 525,000 and 545,000, respectively. Longer-term growth in revenues will depend upon continued operating efficiencies, lower customer turnover and the Company's ability to develop and scale various marketing programs in additional states or areas.

     The Company's long distance sales decreased to $146.3 million in 2002 from $291.7 million in 2001. In 2001, a significant percentage of the Company's revenues from long distance telecommunication services derived from customers who were obtained under the AOL marketing agreement. The Company's decision to focus on the bundled product and the discontinuation of the AOL marketing relationship effective September 30, 2001, together with customer turnover, contributed to the decline in long distance customers and revenues. This decline in long distance customers and revenues is expected to continue so long as the Company continues to focus its marketing efforts on the bundled product. Long distance revenues in 2002 and 2001 included non-cash amortization of deferred revenue of $6.2 million and $7.4 million, respectively, related to a telecommunications service agreement entered into in 1997. Deferred revenue relating to this agreement has been amortized over a five-year period. The agreement and related amortization terminated in October 2002. Long distance revenues for the quarter ended March 31, 2003, and the year ended 2003 are expected to be between $24 and $27 million and $80 and $90 million, respectively.

     Recently, the Company has selectively increased certain fees and rates related to its long distance and bundled products and such changes in rates and bill presentation may adversely impact customer turnover.

     Network and Line Costs. Network and line costs decreased by 33.8% to $155.6 million for the year ended December 31, 2002 from $235.2 million for the year ended December 31, 2001. The decrease in network and line costs was primarily due to the lower numbers of local and long distance customers and a reduction in access and usage rates. Network and line costs for the year ended December 31, 2002 benefited from a credit of $1.7 million in connection with a New York Public Service Commission mandated refund from Verizon New York of certain UNE-P switching costs. Network and line costs also benefited from favorable resolution of certain disputes with vendors. The Company's policy is not to record credits from such disputes until received.

     As a percentage of sales, network and line costs increased to 49.0% for the year ended December 31, 2002, as compared to 48.2% for the year ended December 31, 2001. The growth of local bundled service as a percentage of total revenue and product mix has contributed to the increase in overall network and line cost as a percentage of revenues. Bundled network and lines costs as a percentage of bundled revenues were 56.1% in 2002 as compared to 54.8% in 2001. Excluding the benefit of the Verizon New York credit and other dispute resolutions, the network and line costs as a percentage of sales for the bundled product would have been approximately 59% in 2002. Long distance network and line costs as a percentage of long distance revenues were 40.6% in 2002 as compared to 43.7% in 2001. Excluding amortization of deferred revenue related to a telecommunications service agreement, which expired in October 2002, and various dispute resolutions, network and line costs as a percentage of long distance revenue would have been approximately 44% in 2002.

     There are several factors that could cause network and line costs as a percentage of sales to increase in the future, including (i) adverse changes to the current rules and regulations or adverse judicial and administrative interpretations and rulings relating to the FCC's recently concluded triennial review of local phone competition and the pending market-by-market analyses by the respective state commissions, (ii) greater absorption of fixed network costs as the Company's long distance customer base declines, and (iii) certain minimum network service commitments relating to the Company's long distance network. See "Liquidity and Capital Resources, Other Matters."

     General and Administrative Expenses. General and administrative expenses decreased by 34.9% to $53.5 million for the year ended December 31, 2002 from $82.2 million for the year ended December 31, 2001. The overall decrease in general and administrative expenses was due primarily to significant workforce reductions and other cost cutting efforts by the Company as it pursued improvements in operating efficiencies of the Company's bundled business model. Included in general and administrative expenses for the year ended December 31,

2002 was a non-cash credit of $1.7 million related to a favorable legal settlement of a dispute that had previously been reflected as a liability, partially offset by an increase in legal reserves of $0.5 million. General and administrative expenses as a percentage of sales were 16.8% for both 2002 and 2001. While the Company expects general and administrative expense as a percentage of sales to decline as the customer base grows, realization of such efficiencies will be dependent on the ability of management to continue to control personnel costs in areas such as customer service and collections. There can be no assurances that the Company will be able to realize these efficiencies.

     Provision for Doubtful Accounts. Provision for doubtful accounts decreased by 89.9% to $9.4 million for the year ended December 31, 2002 from $92.8 million for the year ended December 31, 2001 and, as a percentage of sales, decreased to 2.9% as compared to 19.0% for the year ended December 31, 2001. The Company had taken several steps during the third and fourth quarters of 2001 to reduce bad debt expense, improve the overall credit quality of its customer base and improve its collections of past due amounts. The benefits of the Company's actions to reduce bad debt expense and improve the overall credit quality of its customer base are reflected in the lower bad debt expense for the year ended
December 31, 2002. Further, the provision for doubtful accounts for the year ended December 31, 2002 reflects a benefit from a reversal of the reserve for doubtful accounts of $1.9 million due to better than expected collections experience on outstanding accounts receivable at year-end 2001. Adjusting for the reversal, the provision for doubtful accounts as a percentage of sales would have been 3.5% for 2002. In general, the Company believes that bad debt expense as a percentage of sales of the Company's long distance customers is lower than that of its bundled customers because of the relatively greater maturity of the long distance customer base.

     Sales and Marketing Expenses. During the year ended December 31, 2002, the Company incurred $27.1 million of sales and marketing expenses as compared to $74.0 million for the year ended December 31, 2001, a 63.3% decrease, and, as a percentage of sales, a decrease to 8.6% as compared to 15.2% for the year ended December 31, 2001. Included in sales and marketing expenses are advertising expenses of $1.5 million for 2002 and $0.2 million for 2001, respectively. The decrease in sales and marketing costs from 2002 as compared to 2001 is primarily attributable to the reduction in marketing fees paid to AOL due to the termination of the marketing relationship with AOL effective September 30, 2001. Sales and marketing expenses declined further due to the Company's decision to slow growth as it pursued its plan in 2002 to improve the efficiency of the Company's bundled business model. Currently, substantially all of the sales and marketing expenses relate to the bundled product. Sales and marketing expenses are expected to increase in 2003 as the Company continues to target growth in the bundled product and invest in the development of its marketing programs.

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2002 was $17.3 million, a decrease of $17.1 million as compared to $34.4 million for the year ended December 31, 2001, and, as a percentage of sales, decreased to 5.5% as compared to 7.0% for the year ended December 31, 2001. The Company's amortization expense decreased significantly for the year ended December 31, 2002 due to the write-down in the third quarter of 2001 of goodwill associated with the acquisition of Access One. Additionally, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which established the impairment approach rather than amortization for goodwill, resulting in reduced amortization in 2002 (see Note 1 of the Notes to Consolidated Financial Statements).

     Impairment and Restructuring Charges. The Company incurred impairment and restructuring charges of $170.6 million in 2001. Included in the amount for 2001 was an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One. In September 2001, the Company approved a plan to close one of its call center operations. The Company incurred expenses of $1.9 million during 2001 to reflect the elimination of approximately 225 positions and lease exit costs in connection with the call center closure. There were no impairment or restructuring charges in 2002 (see
Note  4  of  the  Notes  to  Consolidated  Financial  Statements).

     Interest Income. Interest income was $0.8 million in 2002 versus $1.2 million in 2001. Interest income in 2002 was lower due to lower interest rates as compared to 2001.

     Interest Expense. Interest expense was $9.1 million in 2002 as compared to $6.1 million in 2001. The increase in interest expense is attributed to the higher yielding debt instruments delivered in the exchange of the Company's 4-1/2% and 5% Convertible Subordinated Notes for 8% Convertible Senior

Subordinated Notes and 12% Senior Subordinated Notes and the restructuring of the Company's senior credit facility (see Note 7 of the Notes to Consolidated Financial Statements and "Liquidity and Capital Resources"). As described in
Note 2 of the Notes to Consolidated Financial Statements, the issuance in 2001 of the 8% Secured Convertible Notes was initially accounted for as a troubled debt restructuring. As such, the aggregate interest expense for these notes was recorded as a liability at such time and the subsequent interest expense associated with these notes of $2.7 million and $0.8 million for 2002 and 2001, respectively, were not reflected in the statement of operations. With the restructuring of the Company's 8% Secured Convertible Notes in December 2002, these notes will not be accounted for as a troubled debt restructuring and, accordingly, interest expense will now be reflected on the statement of operations. Interest expense is expected to increase in 2003 as compared to 2002 primarily due to interest expense on the 8% Secured Convertible Notes being reflected in the statement of operations and a full year of interest expense on the 8% Convertible Senior Subordinated Notes and 12% Senior Subordinated Notes, partially offset by the early retirement of the Company's senior credit facility and the Company's repurchase of 12% Senior Subordinated Notes and 8% Secured Convertible Notes in 2002 and 2003.

     Other, Net. Net other expenses were $0.8 million in 2002 as compared to $2.7 million in 2001. The amount for the year ended December 31, 2001 primarily consisted of a $2.4 million unrealized loss on the increase in fair value of the AOL contingent redemptions in accordance with the fair value accounting treatment under EITF Abstract No. 00-19. This amount did not recur, as the AOL contingent redemptions had been restructured effective September 2001.

     Provision for Income Taxes. In 2001, a full valuation allowance had been provided against the Company's net operating loss carryforwards and other deferred  tax  assets  since  the  amounts  and  extent  of the Company's future earnings were not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The fourth quarter of 2002 represented the fifth consecutive quarter of profitability for the Company. In the fourth quarter of 2002, as part of the Company's 2003 budgeting process, management evaluated the deferred tax valuation allowance and determined that a portion of this valuation allowance should be reversed, resulting in a non-cash deferred income tax benefit in the fourth quarter of $22.3 million. Beginning in 2003, the Company will record income taxes at a rate equal to the Company's combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, the Company will be shielded from paying cash income taxes for several years, other than possibly alternative minimum taxes and some state taxes. There can be no assurances that the Company will realize the full benefit of the net operating loss carryforwards on future taxable income generated by the Company due to the "change of ownership" provisions of the Internal Revenue Code Section 382 (see "Liquidity and Capital Resources, Other Matters").

     Extraordinary Gains. The Company incurred extraordinary gains of $29.3 million in 2002 as compared to $20.6 million in 2001. The extraordinary gains in 2002 include $28.9 million attributed to the restructuring and repurchase of a portion of the 8% Secured Convertible Notes and $1.6 million attributed to the repurchase of a portion of the Company's 12% Senior Subordinated Notes, partially offset by an extraordinary loss of $1.1 million related to the retirement of the Company's senior credit facility. On December 23, 2002, the Company restructured its 8% Secured Convertible Notes and, accordingly, these notes will no longer be accounted for as a troubled debt restructuring. The $28.9 million extraordinary gain from the restructuring and repurchase of these notes was related to the decrease in future accrued interest, which was reflected as a $28.9 million reduction in long-term debt. On October 4, 2002, the Company retired its senior credit facility prior to its scheduled maturity. As a result of this early retirement, the Company incurred an extraordinary loss of approximately $1.1 million in the fourth quarter of 2002, reflecting the acceleration of the amortization of certain deferred finance charges and fees. In addition, the Company repurchased $5.7 million of its 12% Senior Subordinated Notes at a $1.6 million discount from the face amount, which was reflected as an extraordinary gain in the fourth quarter of 2002. The extraordinary gains in 2001 of $20.6 million include a $16.9 million gain on the restructuring of the AOL contingent redemptions in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," (see Note 2 of the Notes of the Consolidated Financial Statements). In addition, the Company reacquired $5.0 million of the 4-1/2% Convertible Subordinated Notes due 2002 at a $3.8 million discount from the face amount, which was reflected as an extraordinary gain in the fourth quarter of 2001.

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

     Net Income (Loss). Net income for the year ended 2002 was $97.1 million, or $3.15 per share, compared with a net loss of $224.7 million, or $8.51 loss per share, for the year ended 2001. The net income for the year ended 2002 reflects extraordinary gains of $28.9 million due to the restructuring and repurchase of the 8% Secured Convertible Notes, $1.6 million due to the repurchase of a portion of the Company's convertible bonds, and an extraordinary loss of $1.1 million related to the retirement of the Company's senior credit facility. In addition, the year ended 2002 included $22.3 million from the reversal of a portion of the Company's deferred tax valuation allowance. The net loss for the year ended 2001 reflects a non-cash impairment charge of $168.7 million to write down the goodwill associated with the acquisition of Access One Communications, restructuring charges of $1.9 million, extraordinary gains of $16.9 million related to restructuring of the certain obligations with AOL and $3.8 million associated with the repurchase of a portion of its convertible bonds. The net loss for the year ended 2001 also reflects a non-cash charge to operations of $36.8 million in connection with the adoption of Emerging Issues Task Force
(EITF) Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."


     YEAR  ENDED  DECEMBER  31,  2001  COMPARED  TO YEAR ENDED DECEMBER 31, 2000

     Sales. Sales decreased by 7.1% to $488.2 million in 2001 from $525.7 million in 2000. The decrease in sales reflects lower long distance sales as a result of (i) the Company's decision in 2000 to focus its efforts in the local telecommunication services market by offering local telecommunication services bundled with long distance services and significantly reducing sales and marketing related to the long distance product; (ii) the termination of the AOL marketing agreement as of September 30, 2001; (iii) the Company's election to exit the international wholesale business in the second quarter of 2000; and
(iv) a decrease in Company's other sales. The decline in long distance sales was partially offset by an increase in bundled sales.

     Effective  January  1, 2002, the Company adopted Emerging Issues Task Force
(EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The adoption of this issue resulted in a reclassification of approximately $7.3 million and $18.8 million from sales and marketing expenses to a reduction of net sales for 2001 and 2000, respectively, attributed to direct marketing promotion check campaigns.

     The Company's long distance sales decreased to $291.7 million for the year ended December 31, 2001 from $482.5 million for the year ended December 31, 2000. Included in long distance revenues for 2000 were international wholesale sales of $29.7 million. The Company elected to exit the international wholesale business in the second quarter of 2000 because of the low gross profit margins associated therewith; consequently, the Company had no international sales in 2001. A significant percentage of the Company's revenues were derived from long distance telecommunication services provided to customers who were obtained under the AOL marketing agreement. Effective June 30, 2001, AOL exercised its right to terminate the Company's long distance exclusivity under the marketing agreement and continue on a non-exclusive basis, which contributed to the decline in long-distance customers and revenues. The AOL marketing relationship was discontinued effective September 30, 2001. Long distance revenues also decreased in 2001 due to customer turnover as the Company focused its marketing efforts on the bundled product.

     The Company's bundled sales for the year ended December 31, 2001 were $196.5 million as compared to $43.2 million for year ended December 31, 2000. Bundled sales decreased, however, during the fourth quarter of 2001 after five consecutive quarters of increases. The decrease in bundled sales in the fourth quarter reflects the Company's decision to slow growth in bundled sales while the Company pursued its plans to improve efficiencies of the Company's bundled business model and improved customer collections.

     Network and Line Costs. Network and line costs decreased by 19.7% to $235.2 million in 2001 from $292.9 million in 2000. The decrease in costs was primarily due to a decrease in network costs as a result of exiting the international wholesale business, a lower number of long distance customers, a reduction in access and usage rates and a reduction in primary interexchange carrier charges ("PICC"). This decrease in network costs was offset by an increase in costs paid to incumbent local telephone companies related to the provision of local telecommunications services in connection with the Company's bundled service.

     As a percentage of sales, network and line costs decreased to 48.2% for 2001 as compared to 55.7% for 2000. The decrease in network and line costs as a percentage of sales was primarily due to lower network, partition and billing costs, offset by increased costs associated with the local telecommunications business.

     General and Administrative Expenses. General and administrative expenses increased by 25.8% to $82.2 million in 2001 from $65.4 million in 2000, and, as a percentage of sales, increased to 16.8% as compared to 12.5% for 2000. The increase in general and administrative expenses was due primarily to increased personnel costs associated with supporting the Company's growth in the local services business, including customer service, provisioning and collections personnel. This overall increase in general and administrative expenses was offset, in part, by significant workforce reductions and other cost cutting efforts by the Company during the third and fourth quarters of 2001 as it pursued improvements in operating efficiencies of the Company's bundled business model.

     Provision for Doubtful Accounts. Provision for doubtful accounts increased by 72.5% to $92.8 million in 2001 from $53.8 million in 2000, and, as a percentage of sales, increased to 19.0% as compared to 10.2% for 2000. A significant portion of the bad debt expense was incurred in connection with bundled service customers acquired through marketing programs that have been discontinued. The Company has taken several steps to reduce bad debt expense, improve the overall credit quality of its customer base and increase its collections of past due amounts, including the following: (a) adoption of more stringent credit controls through the implementation of credit scoring of the existing customer base and pre-screening of new customers based on specific levels and criteria; (b) implementation of a new collections management system in the third quarter of 2001 that is integrated with the billing and payment applications; (c) improved in-house and third party collection efforts; and (d) enhanced credit card and paper invoicing processes.

     Sales and Marketing Expenses. During 2001, the Company incurred $74.0 million of sales and marketing expenses as compared to $152.0 million in 2000, a 51.3% decrease, and, as a percentage of sales, a decrease to 15.2% as compared to 28.9% for 2000. Included in sales and marketing expenses are advertising expenses of $0.2 million for 2001 and $1.8 million for 2000, respectively. The decrease in sales and marketing costs is primarily attributable to the reduction in marketing fees paid to AOL. Several events occurred during 2001 in the relationship between the Company and AOL, including (i) a change in the AOL marketing agreement from an exclusive to a non-exclusive basis on July 1, 2001,
(ii) the cessation of the AOL rewards points program in the second half of 2000 and (iii) the termination of the marketing relationship with AOL effective September 30, 2001. The decline is also attributable to decreased direct promotional and advertising campaigns, partially offset by expanded sales and marketing efforts for the Company's bundled customer base. Sales and marketing expenses declined further in the second half of 2001 as the Company slowed growth as it pursued its plan to improve efficiencies of the Company's bundled business model.

     Depreciation and Amortization. Depreciation and amortization for 2001 was $34.4 million, an increase of $15.1 million compared to $19.3 million for 2000, and, as a percentage of sales, an increase to 7.0% as compared to 3.7% for 2000. This increase is due primarily to a full year of depreciation and amortization of the goodwill, intangibles and property from the Access One acquisition that occurred in August 2000, as well as additional property and equipment that was acquired by the Company in 2001 and 2000. The excess of the purchase price over the fair value of the net assets acquired in the Access One acquisition was approximately $225.9 million and was recorded as goodwill and intangible assets. In third quarter of 2001, the Company incurred an impairment charge of $168.7 million resulting in decreased amortization expense in the fourth quarter of 2001.

     Impairment and Restructuring Charges. The Company incurred impairment and restructuring charges of $170.6 million in 2001. Included in the amount for 2001 was an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One. In September 2001, the Company approved a plan to close one of its call center operations. The

Company incurred expenses of $1.9 million during 2001 to reflect the elimination of approximately 225 positions and lease exit costs in connection with the call center closure. There were no impairment or restructuring charges in 2000 (see
Note  4  to  the  Notes  of  the  Consolidated  Financial  Statements).

     Interest Income. Interest income was $1.2 million in 2001 versus $4.9 million in 2000. Interest income in 2001 was lower due to the Company's lower average cash balances during 2001 as compared to 2000.

     Interest Expense. Interest expense was $6.1 million in 2001 versus $5.3 million in 2000. The increase in interest expense is due to interest on debt assumed with the acquisition of Access One and interest on additional borrowings by the Company in the second half of 2000.

     Other, Net. Net other expense was $2.7 million in 2001 as compared to $3.8 million in 2000. The amount for 2001 primarily represents a $2.4 million unrealized loss on the increase in fair value of the AOL contingent redemptions in accordance with the fair value accounting treatment under EITF Abstract No. 00-19. This amount will not be recurring, as the AOL contingent redemptions have been restructured effective September 2001. The amount for 2000 primarily reflects a $2.5 million increase in the reserve on a note receivable and AOL investment fees of $1.3 million.

     Provision for Income Taxes. The Company has not recorded any income tax expense or benefit in 2001 or 2000 because the Company incurred losses during these periods. No taxable income was available in prior periods against which the Company could carry back losses. Also, at December 31, 2001 and 2000, a full valuation allowance has been provided against the Company's net operating losses and other deferred tax assets. Since the amounts and extent of the Company's future earnings were not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company recorded a full valuation allowance on the net deferred tax assets for 2001 and 2000.

     Extraordinary Gains. The Company incurred extraordinary gains in 2001 of $20.6 million, of which $16.9 million represents the gain on restructuring of the AOL contingent redemptions in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," (see Note 2 of the Notes of the Consolidated Financial Statements). In addition, the Company reacquired $5.0 million of the 4.5% Convertible Subordinated Notes due 2002 at a $3.8 million discount from the face amount, which was reflected as an extraordinary gain in the fourth quarter of 2001.

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

     Net Loss. Net loss for the year ended 2001 was $224.7 million, or $8.51 per share, compared with a net loss of $61.9 million, or $2.63 loss per share, for the year ended 2000. The net loss for the year ended 2001 reflects a non-cash impairment charge of $168.7 million to write down the goodwill associated with the acquisition of Access One Communications, which was created by purchase accounting, restructuring charges of $1.9 million, extraordinary gains of $16.9 million related to restructuring of the certain obligations with AOL and $3.8 million associated with the repurchase of a portion of its convertible bonds. The net loss for the year ended 2001 also reflects a non-cash charge to operations of $36.8 million in connection with the adoption of Emerging Issues Task Force (EITF) Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The net loss for the year ended 2000 reflects international wholesale sales of $29.7 million and associated network costs of $57.7 million. The Company elected to exit this business during 2000. The net loss for 2000 also reflects $78.0 million of sales and marketing costs attributable to the exclusive marketing agreement between the company and AOL, which was terminated during 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's cash requirements arise primarily from its subsidiaries' operational needs, its subsidiaries' capital expenditures and the debt service obligations of the Company. Since Talk America Holdings, Inc. conducts all of it operations through its subsidiaries, primarily Talk America Inc., it relies on dividends, distributions and other payments from its subsidiaries to fund its obligations.

     Contractual obligations of the Company as of December 31, 2002 are summarized by years to maturity as follows (in thousands):


                                                   1 year or      2 - 3       4 - 5
Contractual Obligations (2)             Total         less        Years       Years      Thereafter
-------------------------------       ---------    ---------    ---------    ---------    ---------
Talk America Holdings, Inc.:
-------------------------------
  8% Secured Convertible Notes
    due 2006                          $  30,150    $     --     $     --     $  30,150    $      --
  12% Senior Subordinated Notes
    due 2007                             65,970          --           --        65,970           --
  8% Convertible Senior
    Subordinated Notes due 2007 (1)       4,038          --           --         4,038           --
  5% Convertible Subordinated
    Notes due 2004                          670          --          670            --           --

Talk America Inc. and other
subsidiaries:
-------------------------------
  Capital lease obligations                  27          27           --            --           --
                                      ---------    ---------    ---------    ---------    ---------
                                      $ 100,855    $     27     $    670     $ 100,158    $      --

Operating leases                          5,408       1,887        2,634           728          159
                                      ---------    ---------    ---------    ---------    ---------
Total Contractual Obligations         $ 106,263    $  1,914     $  3,304     $ 100,886    $     159
                                      =========    =========    =========    =========    =========
------------------

(1) The 8% Convertible Senior Subordinated Notes include $2.8 million of principal and $1.2 million of future accrued interest (see Note 7 of the Notes to Consolidated Financial Statements).

(2) Excluded from these contractual obligations are various network service agreements for long distance services that contain certain minimum usage commitments. The largest contract establishes pricing and provides for revenue commitments based upon usage of $52 million for the 18 months ended February 2004 and $40 million for the 9 months ended December 2004. This contract obligates the Company to pay 65 percent of the shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2003 - $6.0 million and 2004 - $3.0 million. While the Company anticipates that it will not be required to make any shortfall payments under these contracts as a result of
(1) growth in network minutes, (2) the management of traffic flows on its network, (3) the restructuring of these obligations, and/or (4) the sale of additional minutes of usage from the wholesale or other long distance markets; there can be no assurances that the Company will be successful in its efforts. In addition, these actions will likely cause the Company to experience an increase in per minute network costs.

     The Company relies on internally generated funds and cash and cash equivalents on hand to fund its capital and financing requirements. The Company had $33.6 million of cash and cash equivalents as of December 31, 2002, and $22.1 million as of December 31, 2001.

     Net cash provided by operating activities was $51.9 million in 2002 as compared to net cash used in operating activities of $5.6 million in 2001 and $14.9 million in 2000. In 2002, the major contributors to the net cash provided by operating activities were the net income of $97.1 million and non-cash charges of $27.9 million, primarily consisting of provision for doubtful accounts of $9.4 million and depreciation and amortization of $17.3 million.

These amounts were offset by an increase in accounts receivable of $10.6 million, a decrease in accounts payable and accrued expenses and other liabilities of $9.9 million and non-cash items of $53.3 million, primarily consisting of an extraordinary gain from restructuring and redemption of convertible debt of $28.9 million and the deferred income tax valuation reserve reversal of $22.3 million. In 2001, the major contributors to the net cash used in operating activities were the net loss of $224.7 million, an increase in accounts receivable of $65.8 million, a decrease in accounts payable and accrued expenses and other liabilities of $22.3 million and non-cash extraordinary gains of $20.6 million. These amounts were offset by non-cash charges of $335.3 million, primarily consisting of provision for doubtful accounts of $92.8 million, depreciation and amortization of $34.4 million, impairment and restructuring charges of $168.7 million and the cumulative effect of an accounting change for contingent redemptions of $36.8 million. For 2000, the net cash used in operating activities was mainly generated by the net loss of $61.9 million and an increase in accounts receivable of $43.4 million, offset by a decrease in prepaid expenses and other current assets of $8.1 million, an increase of accounts payable and accrued expenses and other liabilities of $8.6 million and adjustments to net income for non-cash items of $76.3 million.

     Net cash used in investing activities was $7.3 million during 2002, consisting of capitalized software development costs of $2.5 million and capital expenditures primarily for the purchase of equipment of $4.8 million. Net cash used in investing activities of $4.5 million during 2001 related primarily to the purchase of property and equipment of $2.9 million and capitalized software development costs of $1.4 million. For 2000, the net cash used in investing activities related primarily to the purchase of property, equipment and intangibles of $35.4 million and net cash paid in connection with the Access One acquisition of $3.6 million. The Company expects to incur capital expenditures of between $10 and $12 million and capitalized software development costs of between $2 and $3 million in 2003. The 2003 capital expenditures include approximately $4.5 million of networking equipment and software. The FCC has recently concluded its triennial review of local phone competition. Although the text of the order is not yet available, the decision appears to preserve the Company's ability to use UNE-P for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions. Changes to the current rules and regulations or adverse judicial and administrative interpretations and rulings relating thereto that result in any curtailment in the availability of the local switching UNE could require the Company to significantly increase its capital expenditures. (See "Liquidity and Capital Resources, Other Matters").

     Net cash used in financing activities was $33.1 million during 2002 as compared to $8.4 million in 2001, and net cash provided by financing activities of $15.6 million in 2000. The net cash used in financing activities during 2002 was primarily attributable to payment of borrowings under the Company's senior credit facility, including retirement of this facility prior to maturity, of $18.0 million, payments related to the repurchase of a portion of the Company's 12% Senior Subordinated Notes of $4.1 million, payments related to the maturity of the remaining $3.9 million principal balance of its outstanding 4-1/2% Convertible Subordinated Notes, payments of principal and future accrued interest payments under its 8% Secured Convertible Notes of $6.2 million, payments in connection with the exchange of the Company's 4-1/2% Convertible Subordinated Notes for 8% Convertible Senior Subordinated Notes of $0.5 million and payments under capital lease obligations of $1.0 million. Net cash used in financing activities for 2001 of $8.4 million was primarily attributable to payment of borrowings under the Company's credit facility of $2.5 million, repurchase of convertible bonds of the Company of $1.3 million and payments in connection with the restructuring of the AOL contingent redemptions of $3.5 million. The net cash provided by financing activities for 2000 of $15.6 million reflects proceeds from a credit facility of $20.0 million and the proceeds from exercise of options and warrants and common stock rights of $13.6 million partially offset by repayments of debt assumed in the Access One acquisition of $18.0 million.

     For the year ended December 31, 2002, $2.8 million of interest was recorded as additional principal on the 12% Senior Subordinated Notes and 8% Secured Convertible Notes for payment of interest in kind rather than in cash.

     In January 2003, the Company announced a share buyback program of $10 million or 2,500,000 shares. In January 2003, the Company purchased 1,315,789 of its common shares from AOL at a per share price of $3.80 (the average closing price for the five days ended January 15, 2003). The aggregate purchase price was approximately $5.0 million. Through March 28, 2003, the Company has repurchased $9.4 million of its 12% Senior Subordinated Notes at a $2.2 million discount from face amount that will be reported as other income in the consolidated statement of operations and, in connection with the purchases, has also repurchased $3.6 million of its 8% Secured Convertible Notes.

     The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising the Company's customer base.

     8%  SECURED  CONVERTIBLE  NOTES

     In September 2001, the Company restructured its financial obligations with AOL that arose under the 1999 Investment Agreement and, effective September 30, 2001, also ended its marketing relationship with AOL. In connection therewith, the Company and AOL entered into a Restructuring and Note Agreement, pursuant to which the Company had outstanding as of December 31, 2002, $30.2 million principal amount of its 8% Secured Convertible Notes. On December 23, 2002, the Company restructured its 8% Secured Convertible Notes. The principal terms of the restructuring were as follows: the new maturity date is September 19, 2006, a pay-in-kind interest option was eliminated and interest will thereafter be required to be paid entirely in cash, and the Company will be provided additional flexibility to purchase subordinated debt and common stock through September 30, 2003. As a result of the repurchase of $9.4 million of its 12% Senior Subordinated Notes in 2003, through March 28, 2003, the Company has repurchased $3.6 million of its 8% Secured Convertible Notes due 2006 since
December  31,  2002.  (See  Note  2  of  the  Notes  to  Consolidated  Financial
Statements).

     CONVERTIBLE  SUBORDINATED  NOTES  AND  EXCHANGE  OFFERS

     Effective April 4, 2002, the Company completed the exchange of $57.9 million of the $61.8 million outstanding principal balance of its 4-1/2%
Convertible Subordinated Notes that matured on September 15, 2002 into $53.2 million of new 12% Senior Subordinated PIK Notes due August 2007 and $2.8 million of new 8% Convertible Senior Subordinated Notes due August 2007 and cash paid of $0.5 million. In addition, the Company exchanged $17.4 million of the $18.1 million outstanding principal balance of its 5% Convertible Subordinated Notes that mature on December 15, 2004 into $17.4 million of the new 12% Senior Subordinated Notes. The Company repurchased $5.7 million of the 12% Senior Subordinated Notes at a $1.6 million discount from the face amount, which was reflected as an extraordinary gain in the fourth quarter of 2002. The Company paid at maturity the remaining $3.9 million principal balance of its outstanding 4-1/2% Convertible Subordinated Notes due September 2002. In 2003, through March 28, the Company repurchased $9.4 million of its 12% Senior Subordinated Notes at a $2.2 million discount from face amount that will be reported as other income in the consolidated statement of operations. (See Note 7 of the Notes to Consolidated Financial Statements).


     OTHER  MATTERS

     The Company's provision of telecommunication services is subject to government regulation. Changes in existing regulations could have a material adverse effect on the Company. The Company's local telecommunication services are provided almost exclusively through the use of RBOC Unbundled Network Elements ("UNE"), and it is primarily the availability of costs-based UNE rates that enables the Company to price its local telecommunications services competitively. On December 12, 2001, the FCC initiated its so-called UNE Triennial Review rulemaking in which it was to review all UNEs and determine whether RBOCs should continue to be required to provide them to competitors. The FCC has recently concluded its Triennial Review of local phone competition. Although the text of the order is not yet available, the decision appears to preserve the Company's ability to use the UNEP for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions. Changes to the current rules and regulations or adverse judicial and administrative interpretations and rulings relating thereto that result in any curtailment in the availability of the local switching UNE or increase in costs that RBOCs may charge for such elements would materially impair the Company's ability to provide local telecommunications services. Such changes could eliminate the Company's capability to provide local telecommunications services entirely unless the Company is able to utilize another technology, which may not be available or available on economically feasible terms, or the Company purchases, builds and implements its own local switching network, which would require significant additional capital expenditures by the Company.

     At December 31, 2001, a full valuation allowance had been provided against the Company's net operating loss carryforwards and other deferred tax assets since the amounts and extent of the Company's future earnings were not then determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The fourth quarter of 2002 represented the fifth consecutive quarter of profitability for the

Company. In the fourth quarter of 2002, as part of the Company's 2003 budgeting process, management evaluated the deferred tax valuation allowance and determined that a portion of this valuation allowance should be reversed, resulting in a non-cash deferred income tax benefit in the fourth quarter of $22.3 million. Beginning in 2003, the Company will record income taxes at a rate equal to the Company's combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, the Company will be shielded from paying cash income taxes for several years, other than alternative minimum taxes and some state taxes. The Company reviews the valuation allowances on a quarterly basis.

     At December 31, 2002, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $262 million. Due to the "change of ownership" provisions of the Internal Revenue Code Section 382, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods if a change of ownership of more than 50% of the value of the Company's stock should occur within a three-year testing period. Many of the changes that affect these percentage change determinations, such as changes in the Company's stock ownership, are outside the Company's control. A more-than-50% cumulative change in ownership for purposes of the Section 382 limitation occurred on August 31, 1998 and October 26, 1999. As a result of such changes, certain of the Company's carryforwards are limited. As of December 31, 2002, approximately $15 million of NOL carryforwards were limited to offset future income. In addition, based on information currently available to the Company, the Company believes that the change of ownership percentage was approximately 38% for the currently applicable three-year testing period. If, during the current three-year testing period, the Company experiences an additional more-than-50% ownership change under Section 382, the amount of the NOL carryforward available to offset future taxable income may be further and substantially reduced. To the extent the Company's ability to use these net operating loss carryforwards against any future income is limited, its cash flow available for operations and debt service would be reduced. There can be no assurance that the Company will realize the full benefit of the carryforwards.

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

     While the Company believes that it has access, albeit limited, to new capital in the public or private markets to fund its ongoing cash requirements, there can be no assurance as to the timing, amounts, terms or conditions of any such new capital or whether it could be obtained on terms acceptable to the Company. Accordingly, the Company anticipates that its cash requirements generally must be met from the Company's cash-on-hand and from cash generated from operations. Based on its current projections for operations, the Company believes that its cash-on-hand and its cash flow from operations will be sufficient to fund its currently contemplated capital expenditures, its debt service obligations, including the increased interest expense of its outstanding indebtedness, and the expenses of conducting its operations for at least the next twelve months. However, there can be no assurance that the Company will be able to realize its projected cash flows from operations, which is subject to the risks and uncertainties discussed above, or that the Company will not be required to consider capital expenditures in excess of those currently contemplated, as discussed above.

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

     RECOGNITION  OF  REVENUE

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

     Deferred revenue represents the unearned portion of local telecommunication services and features that are billed one month in advance. In addition, deferred revenue at December 31, 2001 included a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. The prepayment was amortized over the five-year term of the agreement, which expired October 2002. The amount included in revenue was $6.2 million in 2002, and $7.4 million in each of 2001 and 2000.

     ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. The Company reviews accounts receivable aging trends, historical bad debt trends, and customer credit-worthiness through customer credit scores, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's carriers that pay access charges were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's accounts receivable balance was $27.8 million, net of allowance for doubtful accounts of $7.8 million, as of December 31, 2002.

     VALUATION  OF  LONG-LIVED ASSETS AND INTANGIBLE ASSETS WITH A DEFINITE LIFE

     The Company reviews the recoverability of the carrying value of long-lived assets, including intangibles with a definite life, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows from them. Factors the Company considers important that could trigger an impairment review include the following:

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

     If this comparison indicates there is impairment, the amount of the impairment loss to be recorded is calculated by the excess of the net assets' carrying value over their fair value and is typically calculated using discounted expected future cash flows. Management of the Company believes that, for the year ended December 31, 2002, no events or changes in circumstances have occurred to trigger an impairment review.

     GOODWILL

     Goodwill represents the cost in excess of net assets of acquired companies. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill (comprised of goodwill acquired in the Access One acquisition in August 2000) will not be amortized, but rather will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Prior to January 1, 2002, goodwill and intangibles were amortized on a straight-line basis over periods ranging from 5 years to 15 years. Impairment testing for goodwill is performed at a reporting unit level; the Company determined that it has one reporting unit under the guidance of SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with long-lived assets and intangible assets with a definite life. The Company completed the transitional assessment of goodwill under the requirements of SFAS 142 and determined that the fair value of the reporting unit exceeds the carrying amount, thus the goodwill is not considered impaired.

     SOFTWARE  DEVELOPMENT  COSTS

     Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized, including external direct costs of material and services and payroll costs and benefits for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software.

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

     The Company records a valuation allowance to reduce its deferred tax assets and reviews the amount of such allowance annually. At December 2001, a full valuation allowance had been provided against the Company's net operating loss carryforwards and other deferred tax assets since the amounts and extent of the Company's future earnings were not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The fourth quarter of 2002 represented the fifth consecutive quarter of profitability for the Company. In the fourth quarter of 2002, as part of the Company's 2003 budgeting process, management evaluated the deferred tax valuation allowance and determined that a portion of this valuation allowance should be reversed, resulting in a non-cash deferred income tax benefit in the fourth quarter of $22.3 million. Beginning in 2003, the Company will record income taxes at a rate equal to the Company's combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, the Company will be shielded from paying cash income taxes for several years, other than possibly alternative minimum taxes and some state taxes.

     LEGAL  PROCEEDINGS

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

     NEW  ACCOUNTING  PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which establishes the impairment approach rather than amortization for goodwill. Effective January 1, 2002, the Company was no longer required to record amortization expense on goodwill, but instead is required to evaluate these assets for potential impairment at least annually and will test for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of a reporting unit.

     In order to complete the transitional assessment of goodwill as required by SFAS 142, the Company was required to determine by June 30, 2002, the fair value of the reporting unit associated with the goodwill and compare it to the reporting unit's carrying amount, including goodwill. The Company determined that it has one reporting unit under the guidance of SFAS 142. The fair value of the reporting unit was determined primarily using a discounted cash flow approach and quoted market price of the Company's stock. The amount of goodwill reflected in the balance sheet as of December 31, 2002 was $19.5 million. To the extent a reporting unit's carrying amount exceeds its fair value, an indication would exist that the reporting unit's goodwill assets may be impaired and the Company will have to perform the second step of the transitional impairment test. The Company completed the transitional assessment of goodwill and determined that the fair value of the reporting unit exceeds its carrying amount, thus goodwill is not considered impaired. If, in the future, the Company has to perform the second step of the transitional impairment test, the Company will have to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, "Business Combinations," to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment charge would then be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. The required impairment tests of goodwill may result in future period write-downs.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The provisions of SFAS 143 are not expected to have a material effect on the Company's consolidated results of operations or financial position.

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

     Effective  January  1, 2002, the Company adopted Emerging Issues Task Force
(EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's statement of operations and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration relates to a separate, identifiable benefit and the benefit's fair value can be established. The adoption of this issue resulted in a reclassification from sales and marketing expenses to a reduction of net sales of $7.3 million and $18.8 million for the year ended December 31, 2001 and 2000, respectively, in each case attributed to direct marketing promotion check campaigns. The adoption of EITF 01-09 did not have a material effect on the Company's consolidated financial statements for the year ended December 31, 2002, as the Company did not have any direct marketing promotion check campaigns during this period.


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

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantees," an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.
(See  Note  1  of  the  Notes  to  Consolidated  Financial  Statements).

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." SFAS 148 is effective for fiscal years ending after December 15, 2002 and provides for additional annual and interim financial statement disclosures. (See Note 1 of the Notes to Consolidated Financial Statements).

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. (See Note 1 of the Notes to Consolidated Financial Statements).

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     In the normal course of business, the financial position of the Company is subject to a variety of risks, such as the collectibility of its accounts receivable and the receivability of the carrying values of its long-term assets. The Company's long-term obligations consist primarily of long term debt with fixed interest rates. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Reports  of  Independent  Accountants . . . . . . . . . . . . . . . . . . .35
Consolidated  statements  of  operations for the years ended
    December  31, 2002, 2001  and  2000 . . . . . . . . . . . . . . . . .  36
Consolidated  balance  sheets  as  of  December  31,  2002
    and  2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
Consolidated  statements  of  cash  flows for the years ended
    December 31, 2002, 2001  and  2000 . . . . . . . . . . . . . . . . . . 38
Consolidated  statements  of  stockholders' equity (deficit)
    for the years ended December  31,  2002,  2001  and  2000 . . . . . .  39
Notes  to  consolidated  financial  statements . . . . . . . . . . . . . . 40

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  and
Shareholders  of  Talk  America  Holdings,  Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Talk America Holdings, Inc. and subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)
(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

PricewaterhouseCoopers  LLP

Philadelphia, Pennsylvania
February  6,  2003


                      TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                     YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Sales                                                      $  317,507     $  488,158     $  525,712

Costs and expenses:
   Network and line costs                                     155,567        235,153        292,931
   General and administrative expenses                         53,510         82,202         65,360
   Provision for doubtful accounts                              9,365         92,778         53,772
   Sales and marketing expenses                                27,148         73,973        152,028
   Depreciation and amortization                               17,318         34,390         19,257
   Impairment and restructuring charges                            --        170,571             --
                                                          ------------   ------------   ------------
      Total costs and expenses                                262,908        689,067        583,348
                                                          ------------   ------------   ------------

Operating income (loss)                                        54,599       (200,909)       (57,636)
Other income (expense):
   Interest income                                                802          1,220          4,859
   Interest expense                                            (9,087)        (6,091)        (5,297)
   Other, net                                                    (892)        (2,698)        (3,822)
                                                          ------------   ------------   ------------
Income (loss) before provision for income taxes                45,422       (208,478)       (61,896)
Provision (benefit) for income taxes                          (22,300)            --             --
                                                          ------------   ------------   ------------
Income (loss) before extraordinary gains and cumulative
   effect of an accounting change                              67,722       (208,478)       (61,896)
Extraordinary gains                                            29,340         20,648             --
Cumulative effect of an accounting change                          --        (36,837)            --
                                                          ------------   ------------   ------------
Net income (loss)                                          $   97,062     $ (224,667)     $ (61,896)
                                                          ============   ============   ============

Income (loss) per share - Basic:
   Income (loss) before extraordinary gains and
      cumulative effect of an accounting change per share  $     2.48     $    (7.89)     $   (2.63)
   Extraordinary gains per share                                 1.08           0.78             --
   Cumulative effect of an accounting change per share             --          (1.40)            --
                                                          ------------   ------------   ------------
   Net income (loss) per share                             $     3.56     $    (8.51)     $   (2.63)
                                                          ============   ============   ============

   Weighted average common shares outstanding                  27,253         26,414         23,509
                                                          ============   ============   ============

Income (loss) per share - Diluted:
   Income (loss) before extraordinary gains and
      cumulative effect of an accounting change per share  $     2.20     $    (7.89)     $   (2.63)
   Extraordinary gains per share                                 0.95           0.78             --
   Cumulative effect of an accounting change per share             --          (1.40)            --
                                                          ------------   ------------   ------------
   Net income (loss) per share                             $     3.15     $    (8.51)     $   (2.63)
                                                          ============   ============   ============

   Weighted average common and common equivalent
      shares outstanding                                       30,798         26,414         23,509
                                                          ============   ============   ============

                  See  accompanying  notes  to  consolidated  financial  statements.


                             TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                       DECEMBER 31,     DECEMBER 31,
                                                                                           2002             2001
                                                                                      --------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $   33,588       $   22,100
   Accounts receivable, trade (net of allowance for uncollectible accounts of
      $7,821 and $46,404 at December 31, 2002 and 2001, respectively)                       27,843           26,647
   Deferred income taxes                                                                    17,500               --
   Prepaid expenses and other current assets                                                 2,330            1,951
                                                                                      --------------   --------------
         Total current assets                                                               81,261           50,698

Property and equipment, net                                                                 66,915           75,879
Goodwill                                                                                    19,503           19,503
Intangibles, net                                                                             7,379           10,169
Deferred income taxes                                                                        4,800               --
Other assets                                                                                 7,653            8,972
                                                                                      --------------   --------------
                                                                                        $  187,511       $  165,221
                                                                                      ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                     $   30,588       $   43,098
   Sales, use and excise taxes                                                              11,439            8,339
   Deferred revenue                                                                          6,480           10,193
   Current portion of long-term debt                                                            61           10,544
   4-1/2% Convertible subordinated notes due 2002                                               --            3,910
   Accrued compensation                                                                      5,609            1,108
   Other current liabilities                                                                 9,013           10,081
                                                                                      --------------   --------------
         Total current liabilities                                                          63,190           87,273
                                                                                      --------------   --------------

Long-term debt:
   Senior credit facility                                                                       --           12,500
   8% Secured convertible notes due 2006 (includes principal of $32,773 and future
      accrued interest of  $30,982 at December 31, 2001)                                    30,150           63,755
   12% Senior subordinated notes due 2007                                                   65,970               --
   8% Convertible senior subordinated notes due 2007 (includes future accrued
      interest of $1,216 at December 31, 2002)                                               4,038               --
   4-1/2% Convertible subordinated notes due 2002                                               --           57,934
   5% Convertible subordinated notes due 2004                                                  670           18,093
   Other long-term debt                                                                         27               88
                                                                                      --------------   --------------
         Total long-term debt                                                              100,855          152,370
                                                                                      --------------   --------------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares
      outstanding.                                                                              --               --
   Common stock - $.01 par value, 100,000,000 shares authorized;
      27,469,593 and 27,150,907 shares issued and outstanding at December 31,  2002
      and 2001, respectively                                                                   275              272
   Additional paid-in capital                                                              351,992          351,169
   Accumulated deficit                                                                    (328,801)        (425,863)
                                                                                      --------------   --------------
         Total stockholders' equity (deficit)                                               23,466          (74,422)
                                                                                      --------------   --------------
                                                                                        $  187,511       $  165,221
                                                                                      ==============   ==============

                         See  accompanying  notes  to  consolidated  financial  statements.



                                        TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                  2002           2001           2000
                                                                              ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss)                                                               $   97,062    $ (224,667)    $  (61,896)
Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
   Provision for doubtful accounts                                                   9,365        92,778         53,772
   Depreciation and amortization                                                    17,318        34,390         19,257
   Non-cash compensation                                                               194            --            706
   Non-cash interest                                                                   832            --             --
   Provision for uncollectible note                                                     --            77          2,500
   Loss on sale and retirement of assets                                               205           116             68
   Impairment of goodwill and intangibles                                               --       168,684             --
   Cumulative effect of accounting change of contingent redemptions                     --        36,837             --
   Extraordinary gain from restructuring of convertible debt                       (28,909)           --             --
   Extraordinary gain from restructuring of contingent redemptions                      --       (16,867)            --
   Extraordinary gain from extinguishment of debt                                     (431)       (3,781)            --
   Unrealized loss on increase in fair value of contingent redemptions                  --         2,372             --
   Deferred income tax valuation reserve reversal                                  (22,300)           --             --
   Gain on legal settlement                                                         (1,681)           --             --
   Changes in assets and liabilities, net of acquisition of business:
      Accounts receivable, trade                                                   (10,561)      (65,788)       (43,390)
      Prepaid expenses and other current assets                                       (246)          808          8,066
      Other assets                                                                   1,605           322         (1,252)
      Accounts payable                                                             (12,510)      (27,696)        12,763
      Deferred revenue                                                              (3,713)       (9,004)        (1,433)
      Sales, use and excise taxes                                                    3,100           404             84
      Accrued expenses and other liabilities                                         2,568         5,418         (4,181)
                                                                              ------------   ------------   ------------
         Net cash provided by (used in) operating activities                        51,898        (5,597)       (14,936)
                                                                              ------------   ------------   ------------

Cash flows from investing activities:
   Acquisition of intangibles                                                          (50)         (154)          (515)
   Acquisition of Access One, net of cash acquired                                      --            --         (3,617)
   Capital expenditures                                                             (4,781)       (2,949)       (34,862)
   Capitalized software development costs                                           (2,501)       (1,406)            --
                                                                              ------------   ------------   ------------
         Net cash used in investing activities                                      (7,332)       (4,509)       (38,994)
                                                                              ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from borrowings                                                             --            --         20,000
   Payments of borrowings                                                          (17,983)       (2,624)       (18,025)
   Payments of capital lease obligations                                            (1,036)       (1,022)            --
   Repurchase of debt                                                              (14,691)       (1,227)            --
   Proceeds from exercise of options and warrants                                      632            --          2,528
   Payments in connection with restructuring contingent redemptions                     --        (3,525)            --
   Proceeds from exercise of common stock rights                                        --            --         11,094
                                                                              ------------   ------------   ------------
         Net cash provided by (used in) financing activities                       (33,078)       (8,398)        15,597
                                                                              ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                                11,488       (18,504)       (38,333)
Cash and cash equivalents, beginning of year                                        22,100        40,604         78,937
                                                                              ------------   ------------   ------------
Cash and cash equivalents, end of year                                          $   33,588    $   22,100     $   40,604
                                                                              ============   ============   ============

                              See accompanying notes to consolidated financial statements.



                                TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             (IN THOUSANDS)

                                      COMMON STOCK          ADDITIONAL                   TREASURY STOCK
                                   -----------------         PAID-IN    ACCUMULATED     -----------------
                                   SHARES     AMOUNT        CAPITAL       DEFICIT       SHARES    AMOUNT      TOTAL
                                   ------     ------       ---------    -----------     ------   --------   ----------
Balance, December 31, 1999         22,324     $ 223        $  99,422     $(139,300)      (706)   $(29,720)  $ (69,375)

Net income  (loss)                     --        --               --       (61,896)        --          --     (61,896)
Exercise of common stock options       --        --           (2,274)           --        114       4,802       2,528
Exercise of common stock rights        --        --            1,940            --        217       9,154      11,094
Issued in connection with
   acquisition                      3,824        38          188,002            --        233       9,796     197,836
Warrants issued for consulting         --        --            2,175            --         --          --       2,175
Issuance of common stock
   for convertible debt                --        --               17            --          1          23          40
Issuance of common stock
   for compensation                    --        --           (1,796)           --         50       2,094         298
                                   ------     ------       ---------    -----------     ------   --------   ----------
Balance, December 31, 2000         26,148       261          287,486      (201,196)       (91)     (3,851)     82,700

Net income (loss)                      --        --               --      (224,667)        --          --    (224,667)
Issuance of common stock
   for compensation                    --        --           (2,451)           --         68       2,858         407
Cumulative effect of an
   accounting change                   --        --           65,617            --         --          --      65,617
Issuance of common stock in
   connection with AOL
   restructuring                    1,003        11              440            --         24         993       1,444
Acquisition of treasury stock          --        --               --            --         (1)         --          --
Issuance of warrants for
   Services                            --        --               77            --         --          --          77
                                   ------     ------       ---------    -----------     ------   --------   ----------
Balance, December 31, 2001         27,151       272          351,169      (425,863)        --          --     (74,422)

Net income (loss)                      --        --               --        97,062         --          --      97,062
Issuance of common stock
   for services                        67         1               82            --         --          --          83
Exercise of common stock options      252         2              741            --         --          --         743
                                   ------     ------       ---------    -----------     ------   --------   ----------
Balance, December 31, 2002         27,470     $ 275        $ 351,992     $(328,801)        --     $    --   $  23,466
                                   ======     ======       =========    ===========     ======   ========   ==========

                            See accompanying notes to consolidated financial statements.


                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  ACCOUNTING  POLICIES

(A)     BUSINESS

     Talk America Holdings, Inc. a Delaware corporation (the "Company"), through its consolidated subsidiaries, primarily Talk America Inc., provides local and long distance telecommunication services to residential and small business customers. The Company's telecommunication services offerings include local and long distance phone services, primarily local services bundled with long distance services, long distance service, inbound toll-free service and dedicated private line services for data transmission. The Company seeks to expand its customer base through referrals from existing customers, outbound telemarketing, direct sales through independent agents and recently developed internal sales force, broadcast media, online marketing initiatives including its own website.

(B)     BASIS  OF  FINANCIAL  STATEMENTS  PRESENTATION

     The consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     The Company's stockholders approved a one-for-three reverse stock split of the Company's common stock, effective October 15, 2002, decreasing the number of common shares authorized from 300 million to 100 million. The reverse stock split has been reflected retroactively in the accompanying financial statements and notes for all periods presented and all applicable references as to the number of common shares and per share information, stock option data and market prices have been restated to reflect this reverse stock split. In addition, stockholders' equity (deficit) has been restated retroactively for all periods presented for the par value of the number of shares that were eliminated as a result of the reverse stock split.

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

(D)     RECLASSIFICATIONS

     Certain amounts for 2001 and 2000 have been reclassified to conform to the current year presentation.

(E)     RISKS  AND  UNCERTAINTIES

     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

     - Failure or difficulties in managing the Company's operations, including attracting and retaining qualified personnel
     - Dependence on the availability and functionality of RBOCs' networks as they relate to the unbundled network element platform
     - Increased price competition in local and long distance services and overall competition within the telecommunications industry
     - Failure or interruption in the Company's network and technology and information systems
     - Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings relating to regulations and enforcement, including, but not limited to, changes that affect the continued availability of the unbundled network element platform of the local exchange carriers network.
     - Failure of the marketing of the bundle of the Company's local and long distance services under agreements with its direct marketing channels and its various marketing partners
     -    Inability  to  adapt  to  technological  change
     - Failure to manage the nonpayment of amounts due the Company from its customers from bundled and long distance services
     -    Attrition  in  the  number  of  end  users
     - Failure of the Company to be able to expand its active offering of local bundled services in a greater number of states
     - Failure to provide timely and accurate billing information to customers
     - Failure of the Company to manage its collection management systems and credit controls for customers
     -    Interruption  in  the  Company's  network  and  information  systems
     -    Failure  of  the  Company  to  provide  adequate  customer  service

     Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

(F)     CONCENTRATION  OF  CREDIT  RISK

     The Company maintains its cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end users comprising the Company's customer base.

(G)     RECOGNITION  OF  REVENUE

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

     Deferred revenue represents the unearned portion of local service and features that are billed a month in advance. In addition, deferred revenue at December 31, 2001 included a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. The prepayment was amortized over the five-year term of the agreement, which expired October 2002. The amount included in revenue was $6.2 million in 2002, and $7.4 million in each of 2001 and 2000.

(H)     CASH  AND  CASH  EQUIVALENTS

     The Company considers all temporary cash investments purchased with an initial maturity of three months or less to be cash equivalents.

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

(J)     COMPUTER  SOFTWARE  DEVELOPMENT  COSTS

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

     Computer software developed or obtained for internal use included other assets at December 31, 2002 and 2001 were $3.9 million and $1.4 million, respectively, net of accumulated amortization of $0.6 million at December 31, 2002. Amortization expense was $0.6 million for the year ended December 31, 2002.

(K)     GOODWILL  AND  INTANGIBLES

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

     In order to complete the transitional assessment of goodwill as required by SFAS 142, the Company was required to determine by June 30, 2002, the fair value of the reporting unit associated with the goodwill and compare it to the reporting unit's carrying amount, including goodwill. The Company determined that it has one reporting unit under the guidance of SFAS 142. The fair value of the reporting unit was determined primarily using a discounted cash flow approach and quoted market price of the Company's stock. The amount of goodwill reflected in the balance sheet as of December 31, 2001 was $19.5 million. To the extent a reporting unit's carrying amount exceeds its fair value, an indication would exist that the reporting unit's goodwill assets may be impaired and the Company will have to perform the second step of the transitional impairment test. The Company completed the transitional assessment of goodwill and determined that the fair value of the reporting unit exceeds its carrying amount, thus goodwill is not considered impaired. If, in the future, the Company has to perform the second step of the impairment test, the Company will have to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, "Business Combinations," to its carrying amount. The required impairment tests of goodwill may result in future period write-downs.

     The following unaudited pro forma summary presents the adoption of SFAS 142 as of the beginning of the periods presented to eliminate the amortization expense recognized in those periods related to goodwill that are no longer required to be amortized. The pro forma amounts for the years ended December 31, 2001 and 2000 do not include any write-downs of goodwill that could have resulted had the Company adopted SFAS 142 as of the beginning of the periods presented and performed the required impairment test under this standard.


   (In thousands, except for per share data)                  Year Ended December 31,
                                                    ------------------------------------------
                                                         2002           2001          2000
                                                    -------------   -------------   -----------
   Net income (loss) as reported                     $   97,062      $(224,667)      $ (61,896)
   Add back: Goodwill amortization                           --         17,271           9,735
                                                    -------------   -------------   -----------
   Adjusted net income (loss)                        $   97,062      $(207,396)      $ (52,161)
                                                    =============   =============   ===========

   Basic income (loss) per share:
     Net income (loss) as reported per share         $    3.56       $   (8.51)      $   (2.63)
     Goodwill amortization per share                        --            0.66            0.41
                                                    -------------   -------------   -----------
     Adjusted net income (loss) per share            $    3.56       $   (7.85)      $   (2.22)
                                                    =============   =============   ===========

   Diluted income (loss) per share:
     Net income (loss) as reported per share         $    3.15       $   (8.51)      $   (2.63)
     Goodwill amortization per share                        --            0.66            0.41
                                                    -------------   -------------   -----------
     Adjusted net income (loss) per share            $    3.15       $   (7.85)      $   (2.22)
                                                    =============   =============   ===========

      Intangible assets consisted primarily of purchased customer accounts with a definite life and are being amortized on a straight-line basis over 5 years. The Company incurred amortization expense on intangible assets with a definite life of $2.8 million, $3.2 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's balance of intangible assets with a definite life was $7.4 million at December 31, 2002, net of accumulated amortization of $6.2 million. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31, is as follows: 2003 - $2.8 million, 2004 - $2.8 million and 2005 - $1.7 million.

(L)     VALUATION  OF  LONG-LIVED  ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

     The Company continually reviews the recoverability of the carrying value of its long-lived assets, including intangibles using the methodology prescribed in SFAS 144. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Certain of the Company's long-lived assets were considered impaired during the year ended December 31, 2001 (see Note 4).

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

(N)     NET  INCOME  (LOSS)  PER  SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of common shares issuable upon exercise of stock options, warrants and conversion of convertible debt, when such effect is not antidilutive (see Note 14).

(O)     FINANCIAL  INSTRUMENTS

     The carrying values of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values. Convertible debt is recorded at face amount but such debt has traded in the open market at discounts to face amount (see Note 7). The market value of the Company's public debt securities was approximately 75% and 25% of face amount at December 31, 2002 and 2001, respectively.

(P)     STOCK-BASED  COMPENSATION

     The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" (see Note
10).

(Q)     COMPREHENSIVE  INCOME

     The Company has no items of comprehensive income or expense. Accordingly, the Company's comprehensive income (loss) and net income (loss) are equal for all periods presented.

(R)     NEW  ACCOUNTING  PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The provisions of SFAS 143 will not have a material effect on the Company's consolidated results of operations or financial position.

     Effective  January  1, 2002, the Company adopted Emerging Issues Task Force
(EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's statement of operations and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration relates to a separate, identifiable benefit and the benefit's fair value can be established. The adoption of this issue resulted in a reclassification from sales and marketing expenses of $7.3 million and $18.8 million to a reduction of net sales for the year ended December 31, 2001 and 2000, respectively, in each case attributed to direct marketing promotion check campaigns. The adoption of EITF 01-09 did not have a material effect on the Company's consolidated financial statements for the year ended December 31, 2002, as the Company did not have any direct marketing promotion check campaigns during this period.

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

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantees," an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantees. This interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002 and for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in the summary of significant accounting policies in the financial statements. The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. There was no impact on the Company's basic financial statements resulting from its adoption. The following disclosure complies with the adoption of this statement and includes pro forma net loss as if the fair value based method of accounting had been applied:


(In thousands)                                     Year Ended December 31,
                                         ------------------------------------------
                                             2002           2001           2000
                                         ------------   ------------   ------------
Net income (loss) as reported             $  97,062       $(224,667)    $ (61,896)
Stock-based employee compensation
   expense included in reported net
   income (loss)                                 --              --            --
Total stock-based employee
   compensation expense determined
   under fair value based method for all
   options                                    5,208           1,380        37,524
Proforma net income (loss)                $  91,854       $(226,047)    $ (99,420)
                                         ============   ============   ============

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         2002          2001          2000
                                      ----------   -----------   --------------
   BASIC EARNINGS (LOSS) PER SHARE:
        As reported                     $   3.56    $   (8.51)    $   (2.63)
        Pro forma                       $   3.37    $   (8.56)    $   (4.23)
   DILUTED EARNINGS (LOSS) PER SHARE:
        As reported                     $   3.15    $   (8.51)    $   (2.63)
        Pro forma                       $   2.96    $   (8.56)    $   (4.23)


     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its financial statements and related disclosures but does not expect that there will be any material impact.

(S)     SEGMENT  DISCLOSURE

     The  Company  manages  its  business  as  one reportable operating segment.

NOTE  2.  AOL  AGREEMENTS

     In September 2001, the Company restructured its financial obligations with America Online, Inc. ("AOL") that arose under the Investment Agreement entered into on January 5, 1999 and, effective September 30, 2001, also ended its marketing relationship with AOL (collectively the "AOL Restructuring"). In connection with the AOL Restructuring, the Company and AOL entered into a Restructuring and Note Agreement ("Restructuring Agreement") pursuant to which the Company issued to AOL $54.0 million principal amount of its 8% Secured Convertible Notes ("8% Secured Convertible Notes") and 1,026,209 additional shares of the Company's common stock (see Note 7), after which AOL held a total of 2,400,000 shares of common stock (see Note 9). The Company agreed to provide certain registration rights to AOL in connection with the shares of common stock issued to it by the Company.

     In addition to the restructuring of the financial obligations discussed above, the Company and AOL agreed, in a further amendment to their marketing agreement, dated as of September 19, 2001, to discontinue, effective as of September 30, 2001, their marketing relationship under the marketing agreement. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20 million by surrender and cancellation of $20 million principal amount of the 8% Secured Convertible Notes delivered to AOL as discussed above, thereby reducing the outstanding principal amount of the 8% Secured Convertible Notes to $34 million.

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the AOL Restructuring transaction was accounted for as a troubled debt restructuring. The Company combined all liabilities due
AOL at the time of the Restructuring Agreement, including the contingent redemption feature of the warrants with a value of $34.2 million and the contingent redemption feature of the common stock with a value of $54.0 million. The total liability of $88.2 million was reduced by the fair value of the 1,026,209 incremental shares provided to AOL of $1.4 million and cash paid in connection with the AOL Restructuring of $3.5 million. Since the remaining value of $83.3 million was greater than the future cash flows to AOL of $66.4 million, the liability was written down to the value of the future cash flows due to AOL and an extraordinary gain of $16.9 million was recorded in the third quarter of 2001. As a result of this accounting treatment, the Company recorded no interest expense associated with these convertible notes during 2001 and 2002 in the Company's statements of operations.

     Under the terms of the Investment Agreement, the had Company agreed to reimburse AOL for losses AOL may incur on the sale of certain shares of the Company's common stock. In addition, AOL also had the right to require the Company to repurchase warrants held by AOL. Upon the occurrence of certain events, including material defaults by the Company under its AOL agreements and a "change of control" of the Company, the Company could have been required to repurchase for cash all of the shares held by AOL for $78.3 million ($57 per share), and the warrants for $36.3 million. The Company had originally recorded the contingent redemption value of the common stock and warrants at $78.3 and $36.3 million, respectively, with a corresponding reduction in additional paid-in capital. In connection with the implementation of EITF 00-19, the contingent redemption feature of the common stock and warrants were recorded as a liability at their fair values of $53.5 and $32.3 million, respectively, as of June 30, 2001. The increase in the fair value of these contingent redemption instruments from issuance on January 5, 1999 to June 30, 2001 was $36.8 million, which has been presented as a cumulative effect of a change in accounting principle in the statement of operations for the year ended December 31, 2002. For the quarter ended September 30, 2001, the Company recorded an unrealized loss of $2.4 million on the increase in the fair value of the contingent redemption instruments, which was reflected in other (income) expense on the statement of operations. As discussed above, these contingent redemption instruments were satisfied through the Restructuring Agreement entered into with AOL on September 19, 2001.

     On February 21, 2002, by letter agreement, AOL agreed, subject to certain conditions, to waive certain rights that it had under the Restructuring Agreement with respect to the Company's restructuring of its existing 4-1/2% and 5% Convertible Subordinated Notes. Under the letter agreement, the Company also paid AOL approximately $1.2 million as a prepayment on the 8% Secured Convertible Notes, approximately $0.7 million of which was credited against amounts the Company owed AOL under the letter agreement for cash payments in the restructuring of these other notes. The Company complied with the various conditions of the letter agreement and did not owe AOL any additional payments related to this restructuring of its other notes.

     On December 23, 2002, by letter agreement, the Company and AOL amended certain provisions of the Restructuring Agreement (the "Amendment"). Pursuant to the Amendment, the maturity date for the 8% Secured Convertible Notes issued under the Restructuring Agreement was advanced to September 19, 2006 from 2011, and the Company's right to elect to pay a portion of the interest on the 8% Secured Convertible Notes in kind rather than in cash was eliminated. The Amendment also provided that certain limitations on the Company's purchase of its outstanding subordinated indebtedness ("Sub Debt") and common stock were amended, to permit the Company, through September 30, 2003, to: (i) repurchase outstanding Sub Debt provided it does not pay more than 80% of the face amount and, for every dollar used to repurchase Sub Debt, it repurchases $0.50 of principal amount of 8% Secured Convertible Notes from AOL; and (ii) purchase shares of its common stock, provided it purchases the shares at or below market value and it concurrently purchases an equal number of shares of the common stock from AOL. The aggregate amount that the Company may utilize with respect to both the repurchase of Sub Debt and of common stock cannot exceed $10 million.

      As a consequence of the Amendment and the repurchase of $4.1 million of the 8% Secured Convertible Notes in the fourth quarter of 2002, the Company recorded an extraordinary non-cash gain of $28.9 million from the decrease in the future accrued interest relating to the 8% Secured Convertible Notes, which was reflected as a $28.9 million reduction in long-term debt. As a further consequence, the Company will begin recording the interest expense associated with the 8% Secured Convertible Notes on its statements of operations.

     The  Restructuring  Agreement  provided  that the Investment Agreement, the
Security  Agreement  securing  the  Company's  obligations  under the Investment
Agreement and the existing Registration Rights Agreement with AOL were terminated in their entirety and the parties were released from any further obligation under these agreements. In addition, AOL, as the holder of the 8% Secured Convertible Notes, entered into an intercreditor agreement with the lender under the Company's existing secured credit facility, which survives the early retirement of debt under the Company's Senior Credit Facility (see Note
7).

NOTE  3.  ACQUISITIONS

     On August 9, 2000, a wholly owned subsidiary of the Company merged with and into Access One Communications Corp., ("Access One"). Access One was a private, local telecommunications service provider to nine states in the southeastern United States. As a result of such merger, Access One became a wholly owned subsidiary of the Company and Access One stockholders received an aggregate of approximately 4.1 million shares of the Company's common stock, and outstanding options and warrants to purchase shares of Access One common stock converted to options and warrants to purchase an aggregate of 0.7 million shares of the Company's common stock. The total purchase price was approximately $201.6 million and the merger was accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Access One from the merger date. The merger resulted in the recording of intangible assets of approximately $15.9 million and goodwill of $210.0 million (see Notes 1 and 4). The Company became liable for $19.6 million of notes payable as part of the acquisition of Access One.

     The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the Access One merger had taken place at the beginning of the periods presented (In thousands, except share data):

                                                           Year Ended
                                                       December 31, 2000
                                                       -----------------
        Sales                                            $  556,918
                                                       -----------------
        Net income (loss)                                $  (86,424)
                                                       =================

        Basic earnings (loss) per common share:
           Net income (loss)                             $    (3.68)
        Diluted earnings (loss) per common share:
           Net income (loss)                             $    (3.68)


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

NOTE  4.  IMPAIRMENT  AND  RESTRUCTURING  CHARGES

     In 2001, the Company recorded an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One (see Note 3). SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," required the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121 due to the increased bad debt rate and increased customer turnover, as well as the AOL Restructuring that occurred in the quarter ended September 30, 2001. The write-down of goodwill was based on an analysis of projected discounted cash flows using a discount rate of 18%, which results determined that the fair value of the goodwill was substantially less than the carrying value.

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

NOTE  5.  COMMITMENTS  AND  CONTINGENCIES

(A)     LEASE  AGREEMENTS

     The Company leases office space and equipment under operating lease agreements. Certain leases contain renewal options and purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance. Total rent expense for all operating leases for the years ended December 31, 2002, 2001 and 2000 was $2.4, $2.5, and $1.4 million, respectively. As of December 31, 2002, the Company had future minimum annual lease obligations under noncancellable operating leases with terms in excess of one year as follows (in thousands):

                                                   OPERATING
                    YEAR ENDED DECEMBER 31,          LEASES
                 ----------------------------       ---------
                           2003                     $ 1,887
                           2004                       1,548
                           2005                       1,086
                           2006                         486
                           2007                         242
                        Thereafter                      159
                                                    ---------
                 Total minimum lease payments       $ 5,408
                                                    =========

(B)     LEGAL  PROCEEDINGS

     In the third quarter of 2002, the Company paid $140,000 in connection with the favorable settlement of litigation relating to an obligation with a third party that had previously been reflected as a liability, and recorded a non-cash reduction of expense in the amount of $1.7 million.

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

     The Company also is a party to a number of legal actions and proceedings arising from the Company's provision and marketing of telecommunications services, as well as certain legal actions and regulatory investigations and tax audits and enforcement proceedings arising in the ordinary course of business. The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that, because of fluctuations in the Company's cash position, the timing of developments with respect to such matters that require cash payments by the Company, while such payments are not expected to be material to the Company's financial condition, could impair the Company's ability in future interim or annual periods to continue to implement its business plan, which could affect its results of operations in future interim or annual periods.

(C)     NETWORK  COMMITMENTS

     The Company is also party to various network service agreements, which contain certain minimum usage commitments. The largest contract establishes pricing and provides for revenue commitments based upon usage of $52 million for the 18 months ended February 2004 and $40 million for the 9 months ended December 2004. This contract obligates the Company to pay 65 percent of the revenue shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments as follows: 2003 - $6.0 million and 2004 - $3.0 million. While the Company anticipates that it will not be required to make any shortfall payments under these contracts as a result of (1) growth in network minutes, (2) the management of traffic flows on its network, (3) the restructuring of these obligations, and/or (4) the sale of additional minutes of usage on the wholesale markets; there can be no assurances that the Company will be successful in its efforts. In addition, these actions will likely cause the Company to experience an increase in per minute network costs.

NOTE  6.  PROPERTY  AND  EQUIPMENT

     The following is a summary of property and equipment, at cost, less accumulated depreciation (in thousands):


                                                             DECEMBER 31,
                                                        -----------------------
                                         LIVES             2002         2001
                                     --------------     ----------   ----------
     Land                                               $     330    $     330
     Buildings and building
        improvements                   39 years             6,782        6,589
     Leasehold improvements            3-10 years             397          464
     Switching equipment               10-15 years         59,289       57,991
     Software                          3 years              6,366        4,916
     Equipment and other               3-10 years          44,770       43,676
                                                        ----------   ----------
                                                          117,934      113,966
     Less: Accumulated depreciation                       (51,019)     (38,087)
                                                        ----------   ----------
                                                        $  66,915     $  75,879
                                                        ==========   ==========

     For the years ended December 31, 2002, 2001 and 2000, depreciation expense amounted to $13.3 million, $13.6 million and $9.6 million, respectively.

NOTE  7.  DEBT

(A) 12% SENIOR SUBORDINATED NOTES DUE 2007 AND 8% CONVERTIBLE SENIOR SUBORDINATED NOTES DUE 2007

     Effective April 4, 2002, the Company completed the exchange of $57.9 million of the $61.8 million outstanding principal balance of its 4-1/2%
Convertible Subordinated Notes due September 15, 2002 ("4-1/2% Convertible Subordinated Notes") into $53.2 million of new 12% Senior Subordinated PIK Notes due August 2007 ("12% Senior Subordinated Notes") and $2.8 million of new 8% Convertible Senior Subordinated Notes due August 2007 ("8% Convertible Senior Subordinated Notes") and cash paid of $0.5 million. In addition, the Company exchanged $17.4 million of the $18.1 million outstanding principal balance of its 5% Convertible Subordinated Notes ("5% Convertible Subordinated Notes") that mature on December 15, 2004 into $17.4 million of the new 12% Senior Subordinated Notes.

     The new 12% Senior Subordinated Notes accrue interest at a rate of 12% per year on the principal amount, payable semiannually on February 15 and August 15, beginning on August 15, 2002. Interest is payable in cash, except that the Company may, at its option, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment date in additional 12% Senior Subordinated Notes. The new 8% Convertible Senior Subordinated Notes accrue interest at a rate of 8% per year on the principal amount, also payable semiannually on February 15 and August 15, and are convertible, at the option of the holder, into common stock at $15.00 per share. The 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes are redeemable at any time at the option of the Company at par value plus accrued interest to the redemption date. The AOL Restructuring Agreement obligates the Company's to redeem 8% Secured Convertible Notes upon the redemption of subordinated debt (see Note 2). As of December 31, 2002, the Company had $66.0 and $2.8 million principal amount outstanding of the 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes, respectively.

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the exchange of the 4-1/2% Convertible Subordinated Notes into $53.2 million of the 12% Senior Subordinated Notes and $2.8 million of the 8% Convertible Senior Subordinated Notes is accounted for as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) is less than the future cash flows to holders of 8% Convertible Senior Subordinated Notes and 12% Senior Subordinated Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on the balance sheet at $57.4 million as long-term debt. The difference of $1.4 million between principal and the carrying amount is being recognized as a reduction of interest expense over the life of the new notes.

     The Company reacquired $5.7 million of 12% Senior Subordinated Notes in 2002 at a $1.6 million discount from face amount. This amount is reported as an extraordinary gain in the consolidated statement of operations.

(B)      5%  CONVERTIBLE  SUBORDINATED  NOTES  DUE  2004

     As of December 31, 2002, the Company has $0.7 million principal amount outstanding of 5% Convertible Subordinated Notes that mature on December 15, 2004. Interest on these notes is due and payable two times a year on June 15 and December 15. The notes are convertible, at the option of the holder, at a conversion price of $76.14 per share, as adjusted for the dilutive effect of the exercise of rights pursuant to the Company's rights offering (see Note 9). The 5% Convertible Subordinated Notes are redeemable, in whole or in part at the Company's option, at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter.

(C)     8%  SECURED  CONVERTIBLE  NOTES  DUE  2006

     In connection with the AOL Restructuring discussed in Note 2, the Company and AOL entered into a Restructuring Agreement pursuant to which the Company issued to AOL $54.0 million principal amount of its 8% Secured Convertible Notes. The 8% Secured Convertible Notes were issued in exchange for a release of the Company's reimbursement obligations under the Investment Agreement. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company $20.0 million by surrender and cancellation of $20.0 million principal amount of the 8% Secured Convertible Notes delivered to AOL, thereby reducing the outstanding principal amount of the 8% Secured Convertible Notes to $34.0 million.

     The 8% Secured Convertible Notes are convertible into shares of the Company's common stock at the rate of $15.00 per share and may be redeemed by the Company at any time without premium. The 8% Secured Convertible Notes accrue interest at the rate of 8% per year on the principal amount, payable two times a year on January 1 and July 1. The 8% Secured Convertible Notes are guaranteed by the Company's principal operating subsidiaries and are secured by a pledge of the Company's and the subsidiaries' assets. In addition, AOL, as the holder of the 8% Secured Convertible Notes, entered into an intercreditor agreement with the lender under the Company's existing secured credit facility, which survives the early retirement of debt under the Company's Senior Credit Facility.

     On December 23, 2002, by letter agreement, the Company and AOL amended certain provisions of the Restructuring Agreement between them (the "Amendment"). Pursuant to the Amendment, the maturity date for the 8% Secured Convertible Notes issued under the Restructuring Agreement was advanced to September 19, 2006 (four days later than the first date of mandatory redemption at the option of the holder) from 2011, and the Company's right to elect to pay a portion (50%) of the interest on the 8% Secured Convertible Notes in kind rather than in cash was eliminated.

     In addition, the Amendment provided that certain limitations on the Company's purchase of its outstanding subordinated indebtedness ("Sub Debt") and common stock were amended, to permit the Company, through September 30, 2003, to: (i) repurchase outstanding Sub Debt provided it does not pay more than 80% of the face amount and, for every dollar used to repurchase Sub Debt, it repurchases $0.50 of principal amount of 8% Secured Convertible Notes from AOL; and (ii) purchase shares of its common stock, provided it purchases the shares at or below market value and it concurrently purchases an equal number of shares of common stock from AOL. The aggregate amount that the Company may utilize with respect to both the repurchase of Sub Debt and of common stock cannot exceed $10 million.

     As a consequence of the Amendment and the repurchase of $4.1 million of the 8% Secured Convertible Notes in the fourth quarter of 2002, the Company recorded an extraordinary non-cash gain of $28.9 million from the decrease in the future accrued interest relating to the 8% Secured Convertible Notes which was reflected as a $28.9 million reduction in long-term debt. As a further consequence, the Company will begin recording the interest expense associated with the 8% Secured Convertible Notes on its consolidated statement of operations. As of December 31, 2002, the Company had $30.2 million principal amount outstanding of 8% Secured Convertible Notes.

(D)     SENIOR  CREDIT  FACILITY

     On October 4, 2002, the principal operating subsidiaries of the Company retired, prior to maturity, all of the debt outstanding under the Senior Credit Facility Agreement between the subsidiaries and MCG Finance Corporation ("MCG"). As a result of the retirement of the debt under the Senior Credit Facility Agreement, the pledge of assets and the restrictions and covenants under the Senior Credit Facility Agreement were terminated and the Company incurred a one-time, non-cash extraordinary charge to earnings of $1.1 million in the fourth quarter of 2002, reflecting the acceleration of the amortization of certain deferred finance charges and fees.

     The Senior Credit Facility Agreement provided for a term loan of up to $20.0 million maturing on June 30, 2005. Loans under the Credit Facility Agreement bore interest at a rate equal to either (a) the Prime Rate plus 6.0% or (b) LIBOR plus 7.0%. The principal of the term loan was payable in quarterly installments of $1.25 million commencing on September 30, 2001. In connection with the AOL Restructuring, MCG entered into an Intercreditor Agreement with AOL, providing for the subordination of the 8% Secured Convertible Notes to the obligations under the Senior Credit Facility and successor and replacement senior credit facilities of the Company, which Intercreditor Agreement survives the early retirement of debt under the Credit Facility Agreement (see Notes 2 and 7, above).

     By amendments on February 12, 2002 and April 3, 2002, the Company restructured certain portions of the Credit Facility Agreement and the related consulting agreement and other loan documents. This restructuring amended certain financial covenants and increased the interest rate. The restructuring also added mandatory prepayment provisions if the Company used a total of $10.0 million or more of cash to repurchase or otherwise prepay our other debt obligations, including the 4-1/2% and 5% Convertible Subordinated Notes, the 8% Secured Convertible Notes and the 8% Convertible Senior Subordinated Notes and 12% Senior Subordinated Notes and, effectively required the Company to elect to pay in kind, rather than cash, interest on its 8% Secured Convertible Notes and its 12% Senior Subordinated Notes to the fullest extent it is permitted to do so under such notes. In addition, the Company had issued 66,666 shares of common stock to MCG with a value of $84,000 upon issuance and agreed to register such shares in the future.

(E)     MINIMUM  ANNUAL  PAYMENTS

     As of December 31, 2002, the required minimum annual principal payments of long-term debt obligations, including capital leases, for each of the next five fiscal years is as follows (in thousands):

                        Year Ended December 31,
                        -----------------------
                                 2003               $     61
                                 2004                    697
                                 2005                     --
                                 2006                 30,150
                                 2007                 70,008
                                                    --------
                                                    $100,916
                                                    ========

NOTE  8.  RELATED  PARTY  TRANSACTION

     The Company had a note receivable with an officer of the Company with a balance of $1.0 million as of December 31, 2002 for relocation and construction of a new residence in Florida. The note receivable bore interest at 6.25% and the principal balance together with unpaid accrued interest was payable to the Company in November 2004. The note was collateralized by the new residence. In the first quarter of 2003, the note was prepaid in full.

NOTE  9.  STOCKHOLDERS'  EQUITY  (DEFICIT)

(A)     REVERSE  STOCK  SPLIT

     The Company's stockholders approved a one-for-three reverse stock split of the Company's common stock, effective October 15, 2002, decreasing the number of common shares authorized from 300 million to 100 million.

(B)     STOCKHOLDERS  RIGHTS  PLAN

     On August 19, 1999, the Company adopted a Stockholders Rights Plan designed to deter coercive takeover tactics and prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders.

     Under the terms of the plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Common Stock of the Company held as of the close of business on August 30, 1999. Until the rights become exercisable, Common Stock issued by the Company will also have one right attached. Each right will entitle holders to buy one three-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $165. Each right will thereafter entitle the holder to receive upon exercise Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right.

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

NOTE  10.  STOCK  OPTIONS,  WARRANTS  AND  RIGHTS

(A)     STOCK  BASED  COMPENSATION  PLAN

     Incentive stock options, non-qualified stock options and other stock based awards may be granted by a committee of the Board of Directors of the Company to employees, directors and consultants under the 2000 Long Term Incentive Plan ("2000 Plan"), 1998 Long Term Incentive Plan ("1998 Plan") and otherwise in connection with employment and to employees under the 2001 Non-Officer Long Term Incentive Plan ("2001 Plan"). Generally, the options vest over a three-year period and expire five to ten years from the date of grant. At December 31, 2002, 60,541, 65,556, and 774,188 shares of common stock were available under the 2000 Plan, 1998 Plan and 2001 Plan, respectively, for possible future issuances. The exercise price of the options is 100% of the market value of the common stock on the grant date.

     Stock options granted in 2002 generally have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock at grant date. The vast majority of options granted in 2002 vest one-third each year, beginning on the first anniversary of the date of grant.

     On August 29, 2001, the Company commenced a voluntary stock option exchange program to certain eligible employees of the Company. Under the program, eligible employees were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $16.50 per share, in exchange for a new option to buy shares of the Company's common stock to be granted on April 5, 2002, six months and one day from October 4, 2001, the date the old options were cancelled. The exercise price of these new options was equal to the fair market value of the Company's common stock on the date of grant. The exchange program did not result in any additional compensation charges or variable option plan accounting. The Company issued options to purchase 1.9 million stock shares on April 5, 2002, at $1.53 per share, market value on the date of issue, in satisfaction of the obligations under the Company's exchange offer.

     Information with respect to options under the Company's plans is as follows:


                                                    EXERCISE            WEIGHTED
                                      OPTIONS      PRICE RANGE          AVERAGE
                                      SHARES        PER SHARE       EXERCISE PRICE
                                     ----------    -------------    ---------------
   Outstanding, December 31, 1999    2,282,977    $13.74-$51.75        $  29.16
   Granted                           3,226,269    $ 3.39-$48.54        $  23.94
   Exercised                          (114,112)   $13.74-$35.82        $  22.17
   Cancelled                          (372,028)   $ 7.89-$47.64        $  27.09

   Outstanding, December 31, 2000    5,023,106    $ 2.64-$51.75        $  25.80
   Granted                             365,733    $  0.99-$5.94        $   2.58
   Exercised                                --               --              --
   Cancelled                        (2,912,700)   $ 4.02-$51.75        $  34.02

   Outstanding, December 31, 2001    2,476,139    $ 0.99-$47.64        $  12.72
   Granted                           2,248,685    $ 1.11-$11.91        $   1.78
   Exercised                          (250,906)   $  0.99-$7.88        $   2.50
   Cancelled                          (288,218)   $ 1.26-$47.64        $  21.66

   Outstanding, December 31, 2002    4,185,700    $ 1.11-$48.54        $   6.84


     The following table summarizes options exercisable at December 31, 2002, 2001 and 2000:

                                         EXERCISE  PRICE          WEIGHTED
                                              RANGE               AVERAGE
                    OPTION  SHARES          PER  SHARE         EXERCISE PRICE
                    --------------       ---------------       --------------
           2000       1,865,857           $2.64-$51.75            $21.93
           2001       1,285,508           $2.64-$47.64            $16.74
           2002       2,942,999           $0.99-$48.54            $ 6.84

     The following table summarizes the status of stock options outstanding at December 31, 2002:

                                                     WEIGHTED
                      NUMBER                          AVERAGE        NUMBER
                  OUTSTANDING AT      WEIGHTED       REMAINING    EXERCISABLE AT     WEIGHTED
RANGE OF           DECEMBER 31,       AVERAGE       CONTRACTUAL    DECEMBER 31,      AVERAGE
EXERCISE PRICES       2002         EXERCISE PRICE   LIFE (YEARS)       2002       EXERCISE PRICE
----------------  --------------   --------------   ------------  --------------  --------------
$0.99 to  $10.50    3,085,900         $   2.76          7.4          2,054,031        $ 2.26
$10.51 to $21.00      853,027         $  15.10          7.4            642,417        $15.44
$21.01 to $30.00      134,998         $  28.16          6.3            134,998        $28.16
$30.01 to $32.00      104,388         $  30.45          6.4            104,388        $30.45
$32.00 to $48.54        7,387         $  36.18          6.4              7,165        $35.82

     The weighted average estimated fair values of the stock options granted during the years ended December 31 2002, 2001 and 2000 based on the Black-Scholes option pricing model were $.57, $1.71 and $19.68, respectively. The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

             ASSUMPTION                  2002           2001          2000
             -----------------------   ---------      ---------     ----------
             Expected Term              5 years        5 years       5 years
             Expected Volatility         98.13%         78.95%        87.46%
             Expected Dividend Yield        --%            --%           --%
             Risk-Free Interest Rate      4.33%          5.92%         6.27%

(B)     WARRANTS

     In connection with the Access One acquisition, the Company assumed certain warrants to purchase shares of Access One, which, upon consummation of the Merger, converted to warrants to purchase an aggregate of 290,472 shares of the Company common stock at an exercise price of $6.30 per share and expiring August 2005. In connection with certain consulting services that MCG Credit Corporation was to provide to the Company, the Company issued a warrant to MCG to purchase 100,000 shares of its common stock, at an exercisable price of $14.19 per share and expiring August 2007. Upon its execution of the Credit Facility Agreement with MCG Finance Corporation in October, 2000, the Company issued warrants for 100,000 shares of its common stock, at an exercise price of $13.08 per share and expiring October 20, 2005 of which only 50,000 vested. In connection with the waiver from the MCG lenders in the second quarter of 2001 and certain other amendments under the Credit Facility Agreement, the Company issued warrants with a value of $77,000 upon issuance to purchase 50,000 shares of its common stock at an exercise price of $2.04 per share and expire August 16, 2006, to such lenders.


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

     At December 2001, a full valuation allowance had been provided against the Company's net operating loss carry-forwards and other deferred tax assets since the amounts and extent of the Company's future earnings were not determinable with a sufficient degree of probability to recognize the deferred tax assets. The fourth quarter of 2002 represented the fifth consecutive quarter of profitability for the Company. In the fourth quarter of 2002, as part of the Company's 2003 budgeting process, management evaluated the deferred tax valuation allowance and determined that a portion of this valuation allowance should be reversed, resulting in a non-cash deferred income tax benefit in the fourth quarter of 2002 of $22.3 million. Beginning in 2003, the Company will record income taxes at a rate equal to the Company's combined federal and state effective rates. However, to the extent of available net operating loss carry-forwards, the Company will be shielded from paying cash income taxes for several years, other than possibly alternative minimum taxes and some state taxes.

     There were no current or deferred provisions for income taxes for any of the years ended December 31, 2002, 2001 and 2000.

     A reconciliation of the Federal statutory rate to the provision (benefit) for income taxes is as follows:


                                                      Year Ended December 31,
                              ------------------------------------------------------------------------
                                       2002                    2001                      2000
                              ----------------------   ----------------------   ----------------------
Federal income taxes
  computed at the statutory
  rate                         $ 33,972     35.0%       $(78,633)    (35.0)%     $(21,664)    (35.0)%
Increase (decrease) in
  income taxes resulting
  from:
    State income taxes less
      Federal   benefit              --      0.0              --       0.0         (2,338)     (3.8)
    Goodwill impairment              --      0.0          59,039      26.3             --        --
    Goodwill and intangible
      asset amortization            981      0.4           7,137       3.2          3,310       5.3
    Interest expense on
      restructured long-term
      debt                       (1,220)    (0.5)             --       0.0             --       0.0
    Bad debt write-offs, net
      of provision and
      recoveries                (13,513)    (6.0)             --       0.0             --       0.0
    Gain on long-term debt
      restructuring             (10,118)    (4.5)             --       0.0             --       0.0
    Capitalized software
      costs, net of
      amortization               (1,148)    (0.5)             --       0.0             --       0.0
    Recognition of deferred
      revenue                    (2,142)    (1.0)             --       0.0             --       0.0
    Legal settlement
      payments, net of
      reserves                   (1,299)    (0.6)             --       0.0             --       0.0
    Cumulative effect of
      accounting change              --      0.0          12,893       5.7             --        --
    Valuation allowance
      changes affecting the
      provision for income
      taxes                     (27,580)   (12.3)           (648)     (0.3)         20,561     33.2
    Other                          (233)    (0.1)            212       0.1             131      0.3
                               ---------   ------       ---------     -----       --------    ------
Total provision (benefit)
  for income taxes             $(22,300)    (9.9)       $     --        --        $     --       --
                               =========   ======       =========     =====       ========    ======

     Deferred tax (assets) liabilities at December 31, 2002 and 2001 are comprised of the following elements:

                                                YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                                 2002              2001
                                           ----------------   ---------------
   Net operating loss carry-forwards          $(102,357)        $(102,495)
   Deferred revenue not taxable currently           (31)           (2,418)
   Compensation for options granted below
     market price                                  (893)             (893)
   Allowance for uncollectible accounts          (1,837)          (16,894)
   Warrants issued for compensation                (878)             (431)
   Depreciation and amortization                 18,259            16,806
   Accruals not currently deductible             (1,309)           (2,843)
   Net capital loss carry-forwards                   --            (9,122)
                                           ----------------   ---------------

   Deferred tax (assets) liabilities, net       (89,046)         (118,290)
   Less valuation allowance                      66,746           118,290
                                           ----------------   ---------------
   Net deferred tax                           $ (22,300)        $      --
                                           ================   ===============

     The Company has net operating loss carry-forwards for income tax purposes and other deferred tax benefits that are available to offset future taxable income. Only a portion of the net operating loss carry-forwards are attributable to operating activities. The remainder of the net operating loss carry-forwards are attributable to tax deductions related to the exercise of stock options.

     In accounting for income taxes, the Company recognizes the tax benefits from current stock option deductions after utilization of net operating loss carry-forwards from operations (i.e., net operating loss carry-forwards determined without deductions for exercised stock options) to reduce income tax expense. Because stock option deductions are not recognized as an expense for financial reporting purposes, the tax benefit of stock option deductions must be credited to additional paid-in capital. Such benefit has not been recorded because of the Company's full valuation allowances.

     At December 31, 2002, the Company had net operating loss (NOL) carry-forwards for federal income tax purposes of $262 million. Due to the "change of ownership" provisions of the Internal Revenue Code Section 382, the availability of the Company's net operating loss and credit carry-forwards may be subject to an annual limitation against taxable income in future periods if a change of ownership of more than 50% of the value of the Company's stock should occur within a three-year testing period. Many of the changes that affect these percentage change determinations, such as changes in the Company's stock ownership, are outside the Company's control. A more-than-50% cumulative change in ownership occurred on August 31, 1998 and October 26, 1999. As a result of such changes, certain of the Company's carryforwards are limited. As of December 31, 2002; approximately $15 million of NOL carryforwards were limited to offset income. In addition, as of December 31, 2002, based on information currently available to the Company, the change of ownership percentage was approximately 38% for the applicable three-year testing period. If, during the current three-year testing period, the Company experiences an additional more-than-50% ownership change under Section 382, the amount of the NOL carry-forward available to offset future taxable income may be substantially reduced. There can be no assurance that the Company will realize the benefit of any carry-forwards.

NOTE  12.  SUPPLEMENTAL  CASH  FLOW  INFORMATION


                                                    2002        2001        2000
                                                  --------    --------    ----------
Supplemental disclosure of cash flow
  information:
   Cash paid during the year for interest          $6,252     $  5,620    $   4,218
                                                  ========    ========    ==========

Supplemental schedule of non-cash investing and
  financing activities:
   Acquisition of equipment under capital lease
     obligations                                   $   --     $  2,145    $      --
   Interest expense paid in additional principal    2,824           --           --
   Issuance of warrants for services                   --           77        2,175
   Common stock issued for compensation                --           --          706
   Contingent redemptions exchanged for
     convertible debt                                  --       32,400           --
   Acquisitions:
     Fair value of assets acquired                     --          835       21,718
     Goodwill                                          --           54      209,978
     Less: Fair value of stock issued                  --           --     (170,388)
     Less: Fair value of options/warrants issued       --           --      (27,448)
     Less: liabilities assumed                         --         (889)     (30,243)
                                                  --------    --------    ----------
     Acquisitions, net cash acquired                   --           --        3,617
   Cumulative effect of accounting change
     attributed to implementation of EITF 00-19
     for the contingent redemption feature of
     common stock and warrants:
       Increase in additional paid-in capital          --       65,617           --
       Net change in contingent redemption value
         of warrants and common stock                  --      (28,780)          --
                                                  --------    --------    ----------
       Cumulative effect of accounting change          --       36,837           --


NOTE  13.  EMPLOYEE  BENEFIT  PLANS

     The Company sponsors a defined contribution pension plan (the "Plan"). The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 15% of their compensation (subject to Internal Revenue Code limitations). The Plan allows employees to choose among a variety of investment alternatives. The Company is not required to contribute to the Plan. During the years ended December 31, 2002, 2001 and 2000, the Company elected to contribute $131,000, $108,000 and $85,000 to the Plan, respectively. No significant administration costs were incurred during 2002, 2001 or 2000.

NOTE  14.  PER  SHARE  DATA

     Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options, warrants and convertible bonds. Earnings per share are computed as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                                 2002         2001         2000
                                                             -----------  ------------  -------------
Income (loss) before extraordinary gains and
  cumulative effect of an accounting change                  $  67,722     $(208,478)     $ (61,896)
Extraordinary gains                                             29,340        20,648             --
Cumulative effect of an accounting change                           --       (36,837)            --
                                                             -----------  ------------  -------------
Income available to common stockholders used to
  compute basic income (loss) per share                      $  97,062     $(224,667)     $ (61,896)
Interest expense on convertible bonds                               18            --             --
                                                             -----------  ------------  -------------
Income available for common stockholders after
  assumed conversion of dilutive securities used to
  compute diluted income (loss) per share                    $  97,080     $(224,667)     $ (61,896)
                                                             ===========  ============  =============

Weighted average number of common shares
  outstanding used to compute basic income (loss) per
  share                                                         27,253        26,414         23,509
Effect of dilutive securities*:
  Stock options and warrants                                     1,347            --             --
  8% Secured convertible bonds due 2006                          2,010            --             --
  8% Senior convertible subordinated notes due 2007                188            --             --
                                                             -----------  ------------  -------------
Weighted average number of common and common
  equivalent shares outstanding used to compute diluted
  income (loss) per share                                       30,798        26,414         23,509
                                                             ===========  ============  =============

Income (loss) per share - Basic:
  Income (loss) before extraordinary gains and
    cumulative effect of an accounting change per share       $   2.48     $   (7.89)     $   (2.63)
  Extraordinary gains per share                                   1.08          0.78             --
  Cumulative effect of an accounting change per share               --         (1.40)            --
                                                             -----------  ------------  -------------
  Net income (loss) per share                                 $   3.56     $   (8.51)     $   (2.63)
                                                             ===========  ============  =============
  Weighted average common shares outstanding                    27,253        26,414         23,509
                                                             ===========  ============  =============
Income (loss) per share - Diluted:
  Income (loss) before extraordinary gains and
    cumulative effect of an accounting change per share       $   2.20     $   (7.89)     $   (2.63)
  Extraordinary gains per share                                   0.95          0.78             --
  Cumulative effect of an accounting change per share               --         (1.40)            --
                                                             -----------  ------------  -------------
  Net income (loss) per share                                 $   3.15     $   (8.51)     $   (2.63)
                                                             ===========  ============  =============

  Weighted average common and common equivalent
    shares outstanding                                          30,798        26,414         23,509
                                                             ===========  ============  =============

* The diluted share basis for the years ended December 31, 2002, 2001 and 2000 excludes options and warrants to purchase 1.7 million, 3.0 million and 6.4 million shares of common stock, respectively and convertible bonds that are convertible into 9 thousand, 3.3 million and 1.4 million shares of common stock, respectively, due to their antidilutive effect.

NOTE  15.  SUBSEQUENT  EVENTS (UNAUDITED)

     In 2003, through March 28, the Company has repurchased $9.4 million of its 12% Senior Subordinated Notes at a $2.2 million discount from face amount that will be reported as other income, and approximately $3.6 million of its 8% Secured Convertible Notes at face value. In January 2003, the Company announced a share buyback program of $10 million or 2,500,000 shares, and purchased 1,315,789 of its common shares from America Online, Inc. at a per share price of $3.80 (the average closing price for the five days ended January 15, 2003). The aggregate purchase price was approximately $5.0 million.

     The Company had a note receivable with an officer of the Company with a balance of $1.0 million as of December 31, 2002 for relocation and construction of a new residence in Florida (See Note 8 above). As of March 27, 2003, the note was prepaid in full.

NOTE  16.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     (In thousands, except per share data)         FIRST      SECOND       THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                ---------   ---------   ----------   ---------
              2002
              ----
  Sales                                          $ 79,447    $ 77,673    $  79,133    $ 81,254
  Operating income                               $ 10,322    $ 12,231    $  15,753    $ 16,293
  Income before extraordinary gains              $  8,130    $  9,417    $  13,378    $ 36,797
  Extraordinary gains                                  --          --           --    $ 29,340
  Net income                                     $  8,130    $  9,417    $  13,378    $ 66,137
  Net income per share - Basic                   $   0.30    $   0.35    $    0.49    $   2.42
  Net income per share - Diluted                 $   0.28    $   0.30    $    0.42    $   2.10

              2001
              ----
  Sales                                          $131,780    $132,445    $ 126,335    $ 97,598
  Operating income (loss)                        $ (8,735)   $(24,888)   $(175,404)   $  8,118
  Income (loss) before extraordinary
    gains and cumulative effect of an
    accounting change                            $(10,148)   $(25,850)   $(179,166)   $  6,686
  Extraordinary gains                            $     --    $     --    $  16,867    $  3,781
  Cumulative effect of an accounting
    change.                                      $     --    $(36,837)   $      --    $     --
  Net income (loss)                              $(10,148)   $(62,687)   $(162,299)   $ 10,467
  Net income (loss) per share - Basic            $  (0.39)   $  (2.40)   $   (6.18)   $   0.39
  Net income (loss) per share - Diluted          $  (0.39)   $  (2.40)   $   (6.18)   $   0.36


* Fully diluted earnings per share for the quarters ended December 31, 2001, March 31, 2002, June 30, 2002, and September 30, 2002 have been revised.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The directors and executive officers of the Company as of March [ ], 2003 were as follows:


      NAME                    AGE                           POSITION
                              ---   -----------------------------------------------------------

Gabriel Battista (3)          58   Chairman of the Board of Directors, Chief Executive Officer
                                     and Director
Warren Brasselle              45   Senior Vice President - Operations
Jeffrey Earhart               41   Senior Vice President - Customer Operations
Mark S. Fowler (1)            60   Director
Kevin D. Griffo               42   Executive Vice President - Sales and Marketing
Aloysius T. Lawn, IV          44   Executive Vice President - General Counsel and Secretary
Arthur J. Marks (2).          58   Director
Edward B. Meyercord, III (2)  37   President and Director
Ronald R. Thoma (3)           68   Director
George Vinall                 47   Executive Vice President - Business Development
Thomas Walsh                  43   Senior Vice President - Finance and Treasurer
David G. Zahka                43   Chief Financial Officer

(1)     Director  whose  term  expires  in  2005.
(2)     Director  whose  term  expires  in  2003.
(3)     Director  whose  term  expires  in  2004.

All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

GABRIEL BATTISTA. Mr. Battista currently serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to joining the Company in January of 1999 as a Director and Chief Executive Officer, Mr. Battista served as Chief Executive Officer of Network Solutions Inc., an Internet domain name registration company. Prior to joining Network Solutions, Mr. Battista served both as CEO and as President and Chief Operating Officer of Cable & Wireless, Inc., a telecommunication provider. His career also included management positions at US Sprint, GTE Telenet and The General Electric Company. Mr. Battista serves as a director of Capitol College, and Systems & Computer Technology Corporation (SCTC).

WARREN BRASSELLE. Since April 2000, Mr. Brasselle has served as Senior Vice President - Operations for the Company. Prior to joining the Company, Mr. Brasselle was Vice President of Operations for Cable and Wireless North America since 1996, where he was broadly responsible for the design, provisioning, and maintenance of Cable & Wireless' voice, data, and IP network. Mr. Brasselle also held a variety of operational positions at MCI, now MCI WorldCom Inc. and Williams Telecommunications.

JEFFREY EARHART. Mr. Earhart currently serves as Senior Vice President - Customer Operations of the Company. Between 1997 and 2000, he served the Company as Vice President, Operations. Mr. Earhart originally joined the Company as its Director of Retail Sales and Provisioning in 1990, a position he held until 1992. Prior to rejoining the Company in 1997, Mr. Earhart served as President of Collective Communications Services, an independent long distance reseller of long distance services of the Company.

MARK S. FOWLER. Mr. Fowler has been a director of the Company since September 1999. From 1981 to 1987, he was the Chairman of the FCC. From 1987 to 1994, Mr. Fowler was Senior Communications Counsel at Latham & Watkins, a law firm, and of counsel from 1994 to 2000. From 1991 to 1994, he was the founder, Chairman and Chief Executive Officer of PowerFone Holdings Inc., a telecommunications company. From 1994 to 2000 he was a founder and chairman of UniSite, Inc., a developer of antenna sites for use by multiple wireless operators. From 1999 to December 2002, Mr. Fowler served as a director of Pac-West Telecomm, Inc., a competitive local exchange carrier. From 1999 to date, Mr. Fowler has served as a director of Beasley Broadcast Group, a radio broadcasting company. Mr. Fowler is also a founder and serves as Chairman of the Board of Directors of AssureSat, Inc., a provider of telecommunications satellite backup services.

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

EDWARD B. MEYERCORD, III. Mr. Meyercord currently serves as the President and Director of the Company. Mr. Meyercord was elected to the Board of Directors and President of the Company in May 2001. He served as Chief Financial Officer of the Company between August 1999 and December 2001 and Chief Operating Officer of the Company between January 2000 and May 2001. He joined the Company in September of 1996 as the Executive Vice President, Marketing and Corporate
Development. Prior to joining the Company, Mr. Meyercord served as Vice President in the Global Telecommunications Corporate Finance Group at Salomon Brothers, Inc., based in New York. Prior to Salomon Brothers he worked in the corporate finance department at PaineWebber Incorporated.

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

THOMAS M. WALSH. Mr. Walsh joined the Company in September of 2000 and currently serves as Senior Vice President - Finance and Treasurer. Before joining the Company, he served as a director at Comcast Cellular Communications, a telecommunications company, from 1996 to 1999, and Regional Controller of Southwestern Mobil Systems, a successor corporation, from 1999 to 2000. Prior to Comcast Cellular Communications, he worked for Call Technology Corporation, a telecommunications company, where he was responsible for all finance and accounting functions as Chief Financial Officer. Prior to his tenure with Call Technology Corporation, Mr. Walsh served as Audit Manager for Ernst & Young.
Mr.  Walsh  is  a  Certified  Public  Accountant.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and certain officers and persons who are the beneficial owners of more than 10 percent of the Common Stock of the Company are required to report their ownership of the Common Stock, options and certain related securities and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to report any failure to file by such dates in 2002. The Company believes that all of the required filings have been made in a timely manner, except that the executive officers of the Company who participated in the Company's Employee Option Exchange (described in "STOCK OPTION GRANTS" below) that was completed in April 2002, including Messrs. Battista, Meyercord, Lawn, Earhart, Brasselle, Griffo, and Vinall, reported the cancellation of their options that were exchanged in their timely filed Form 4 reports of the issuance of the new options delivered in the exchange, rather than in an earlier Form 5 report. In making this statement, the Company has relied on copies of the reporting forms received by it.

ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table sets forth information for the fiscal years ended December 31, 2002, 2001 and 2000 as to the compensation for services rendered paid by the Company to the Chief Executive Officer and to the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                                        ANNUAL COMPENSATION                COMPENSATION
                                               -------------------------------------------------------------
                                                                                            SECURITIES
                                                                                            UNDERLYING
                                                                                           OPTIONS/SARS
NAME AND PRINCIPAL POSITION                      YEAR     SALARY (1)     BONUS (1)
------------------------------------------------------------------------------------------------------------

Gabriel Battista, Chairman of the Board          2002     $ 500,000       $ 535,000          440,488(4)
of Directors,  Chief Executive Officer and       2001           --(2)            --               --
Director                                         2000           --(2)     $  50,000          166,666(3)

Edward B. Meyercord, III, President and.         2002     $ 350,000       $ 381,500          150,000(4)
Director                                         2001     $ 300,000              --               --
                                                 2000     $ 298,000       $  30,000          116,666(3)

Aloysius T. Lawn, IV, Executive Vice             2002     $ 275,000       $ 245,400           70,000(4)
President - General Counsel and                  2001     $ 275,000              --               --
Secretary.                                       2000     $ 260,500       $  27,500          104,166(3)

Warren A. Brasselle, Senior Vice                 2002     $ 250,000       $ 233,500           68,333(4)(5)
President - Operations                           2001     $ 250,000              --               --
                                                 2000     $ 186,539(7)    $ 188,000           85,000(6)

David G. Zahka, Chief Financial Officer          2002     $ 250,000       $ 233,500               --
                                                 2001     $  13,462(7)           --          100,000(6)
                                                 2000            --              --               --

Jeffrey Earhart, Senior Vice President -         2002     $ 230,000       $ 333,000           63,889(4)
Customer Operations                              2001     $ 230,000              --               --
                                                 2000     $ 216,615       $ 140,000          106,000(3)(5)(6)

(1) The costs of certain benefits not properly categorized as salary or benefits are not included because they did not exceed, in the case of any executive officer named in the table, the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table.

(2) Under his employment agreement with the Company, Mr. Battista is entitled to a minimum annual salary of $500,000. Mr. Battista's salary for 1999 included, in addition to the $500,000 annual base salary for 1999, $1,000,000 representing a prepayment of $500,000 in salary for each of the years 2000 and 2001 as provided in Mr. Battista's employment agreement with the Company.

(3) Options to purchase the Company's common stock. The options granted to Messrs. Battista, Meyercord, Lawn and Earhart were granted under the Company's 2000 Long Term Incentive Plan. In 2000, Mr. Battista was granted (i) options to purchase 83,333 shares of the Company's common stock at an exercise price of $6.00 per share that vest in five years and (ii) options to purchase 83,333 shares of the Company's common stock at an exercise price of $14.25 per share that vest over three years. In 2000, Mr. Meyercord was granted (i) options to purchase 50,000 shares of the Company's common stock at an exercise price of $6.00 per share that vest in five years and (ii) options to purchase 66,666 shares of the Company's common stock at an exercise price of $14.25 per share that vest over three years. In 2000, Mr. Lawn was granted (i) options to purchase 45,833 shares of the Company's common stock at an exercise price of $6.00 per share that vest in five years, (ii) options to purchase 16,666 shares of the Company's common stock at an exercise price of $6.93, half of which vested upon grant and the remainder of which vested six months thereafter, and
(iii) options to purchase 41,666 shares of the Company's common stock at an exercise price of $14.25 per share that vest over three years. In 2000, Mr. Earhart was granted options to purchase 31,000 shares of the Company's common stock at an exercise price of $6.00 per share that vest in five years. Each of the employment agreements for Messrs. Battista, Meyercord, Lawn and Earhart provide for immediate vesting of options in event of a "change of control" (as defined in such agreements).

(4) Messrs. Meyercord, Lawn, Earhart and Brasselle were reissued options under the 1998 Long Term Incentive Plan to purchase the Company's common stock on April 5, 2002, in exchange for options to purchase the Company's common stock exchanged and cancelled pursuant to the Company's Employee Option Exchange (described in "STOCK OPTION GRANTS" below): 150,000, 70,000, 63,889, and 60,000, respectively, at an exercise price of $1.53. On April 5, 2002, Mr. Battista was reissued options under the: (i) 1998 Long Term Incentive Plan to purchase 107,155 shares of the Company's common stock and (ii) 2000 Long Term Incentive Plan to purchase 333,000 shares of the Company's common stock; in exchange for options to purchase the Company's common stock exchanged and cancelled pursuant to the Company's Employee Option Exchange (described in "STOCK OPTION GRANTS" below).

(5) Options to purchase the Company's common stock. The options granted to Messrs. Earhart and Brasselle were granted under the Company's 1998 Long Term Incentive Plan. In 2000, Mr. Earhart was granted options to purchase 50,000 shares of the Company's common stock at an exercise price of $14.25 per share that vest over three years. In 2002, Mr. Brasselle was granted options that vest over three years to purchase 8,333 shares of the Company's common stock at an exercise price of $1.53 per share.

(6) Options to purchase the Company's common stock. The options granted to Mr. Zahka and certain options granted to Messrs. Earhart and Brasselle were not granted under a stock option plan. In 2000, prior to Mr. Earhart becoming an executive officer of the Company, Mr. Earhart was granted options to purchase 25,000 shares of the Company's common stock at an exercise price of $14.25 per share that vest over three years. In 2000, Brasselle was granted (i) in connection with his hiring by the Company, options to purchase 60,000 shares of the Company's common stock at an exercise price of $43.14 per share, 10,000 vested immediately and the remainder vest over three years (these options were subsequently reissued pursuant to the Company's Employee Option Exchange as described in footnote 4 above), and (ii) prior to becoming an executive officer of the Company, options to purchase 25,000 shares of the Company's common stock at an exercise price of $14.25 per share that vest over three years. In 2001, in connection with his hiring by the Company, Mr. Zahka was granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.20 per share that vest over three years.

(7) Messrs. Brasselle and Zahka commenced employment with the Company on April 3, 2000 and December 7, 2001, respectively.

STOCK  OPTION  GRANTS

     The following table sets forth further information regarding grants of options to purchase the Company common stock made by the Company during the fiscal year ended December 31, 2002 to the executive officers named in the Summary Compensation Table, above.


                    OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR


                    NUMBER  OF    PERCENT OF TOTAL
                    SECURITIES     OPTIONS/SARS
                    UNDERLYING     GRANTED TO          EXERCISE                      POTENTIAL REALIZABLE VALUE
                   OPTIONS/SARS   EMPLOYEES IN        PRICE PER      EXPIRATION     AT  ASSUMED  ANNUAL  RATES
NAME                GRANTED          2002             SHARE (1)      DATE            OF STOCK OPTION TERM (5)
----------------------------------------------------------------------------------------------------------------
                                                                                          5%($)         10%($)
                                                                                      ------------   -----------
Gabriel Battista    107,155(2)        4.8%             $  1.53        11/12/08          $ 62,431       $144,184
                    333,333(3)       14.8%             $  1.53        11/12/08          $194,209       $448,520

Edward B.           150,000(2)        6.7%             $  1.53         11/1/09          $102,752       $243,636
Meyercord, III

Aloysius T.          70,000(2)        3.1%             $  1.53          4/1/09          $ 43,588       $101,750
Lawn, IV

Jeffrey Earhart       3,889(2)        0.2%             $  1.53        12/17/02          $    220       $    440
                     10,000(2)        0.4%             $  1.53         10/5/09          $  6,801       $ 16,109
                     50,000(2)        2.2%             $  1.53         1/28/10          $ 35,553       $ 84,833

Warren A.            60,000(2)        2.7%             $  1.53          3/8/10          $ 43,379       $103,852
Brasselle             8,333(4)        0.4%             $  1.53          4/5/12          $  8,030       $ 20,384

David G. Zahka .          0            --                   --              --                --             --

(1)     All  options  have  been  granted  at market price on the date of issue.

(2) The options granted to Messrs. Battista, Meyercord, Lawn, Earhart and Brasselle were granted under the Company's 1998 Long Term Incentive Plan. The options were reissued options to purchase the Company's common stock on April 5, 2002, in exchange for options to purchase the Company's common stock exchanged and cancelled pursuant to the Company's Employee Option Exchange (described below).

(3) The options granted to Mr. Battista were granted under the Company's 2000 Long Term Incentive Plan. The options were reissued options to purchase the Company's common stock on April 5, 2002, in exchange for options to purchase the Company's common stock exchanged and cancelled pursuant to the Company's Employee Option Exchange (described below).

(4) The options granted to Mr. Brasselle were granted under the Company's 1998 Long Term Incentive Plan.

(5) Disclosure of the 5% and 10% assumed annual compound rates of stock appreciation based on exercise prices are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future common stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

     Of the executive officers in the Summary Compensation Table above, Mr. Earhart acquired 3,889 shares of the Company's common stock upon the exercise of options in 2002.


      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                    NUMBER OF SECURITIES           VALUE  OF  UNEXERCISED
                                                   UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                       OPTIONS/SARS                   OPTIONS/SARS  (1)
                   SHARES ACQUIRED     VALUE      -------------------------     ----------------------------
   NAME              ON EXERCISE      REALIZED    EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
------------------------------------------------------------------------------------------------------------


Jeffrey Earhart         3,889        $20,883.93         60,001/55,999                176,369.38/$67,830.62

(1) Calculated as the difference between the exercise/base-price of the options/SARs and a year-end fair market value of the underlying securities equal to $5.60.

     On August 29, 2001, the Company initiated an offer to exchange all outstanding stock options previously issued by the Company to employees that had an exercise price of $16.50 or more and did not expire before April 5, 2002, for new options to be granted under one of the Company's various stock option plans (the "Employee Option Exchange"). On October 4, 2001, the Company accepted for cancellation options to purchase a total of 1,938,211 shares of Common Stock. On April 5, 2002, the Company granted new options pursuant to the Employee Option Exchange in exchange for the exchanged and cancelled options.

COMPENSATION  OF  DIRECTORS

     The Company currently pays non-employee directors an annual retainer of $10,000. Directors are eligible to receive, and have been granted in the past, options to purchase shares of common stock of the Company. No options were granted in 2002. Non-employee directors are also reimbursed for reasonable expenses incurred in connection with attendance at Board meetings or meetings of committees thereof.

EMPLOYMENT  CONTRACTS

     Gabriel Battista is party to an employment agreement with the Company, dated as of November 13, 1998, that was amended as of March 28, 2001 and now expires on December 31, 2004. Under the terms of the agreement, as amended, Mr. Battista received a signing bonus of $3,000,000 at the time of the original agreement and is entitled to a minimum annual base salary of $500,000, plus a discretionary bonus. The initial three years of salary under the original agreement were paid in advance. Mr. Battista is also entitled to other benefits and perquisites. In addition, upon execution of the original agreement in 1998, Mr. Battista was granted options that vested over three years to purchase 333,333 shares of the Company common stock at an exercise price of $31.32 per share, and options that vested immediately upon execution of the agreement to purchase an additional 216,666 shares at an exercise price of $21.00 per share. A portion of these options were exchanged and cancelled pursuant to the Company's Employee Option Exchange (described in "STOCK OPTION GRANTS").

     In the event of certain transactions (including an acquisition of the Company's assets, a merger into another entity or a transaction that results in the Company common stock no longer being required to be registered under the Securities Exchange Act of 1934), Mr. Battista will receive an additional bonus of $1,000,000 if the price per share for the Company common stock in such transaction was less than or equal to $60.00 per share, or $3,000,000 if the consideration is greater than $60.00 per share.

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

     Jeffrey Earhart entered into a three-year employment agreement with the Company effective as of October 2, 2001. Under the contract, Mr. Earhart is entitled to a minimum annual base salary of $230,000 and certain other perquisites made generally available by the Company to its senior executive officers.

     Warren Brasselle entered into a three-year employment agreement with the Company effective as of April 3, 2000. Under the contract, Mr. Brasselle received a signing bonus of $100,000, payable in two equal installments on June 31, 2000 and September 30, 2000, and is entitled to a minimum annual base salary of $250,000 and certain other perquisites made generally available by the Company to its senior executive officers. In addition, upon execution of the agreement, Mr. Brasselle was granted options to purchase 60,000 shares of the Company's common stock at an exercise price of $43.14 per share, 10,000 vested immediately and the remainder vest over three years (these options were exchanged and cancelled pursuant to the Company's Employee Option Exchange (described in "STOCK OPTION GRANTS").

     David G. Zahka entered into a three-year employment agreement with the Company effective as of December 7, 2001. Under the contract, Mr. Zahka is entitled to a minimum annual base salary of $250,000 and certain other perquisites made generally available by the Company to its senior executive officers. In addition, upon execution of the agreement, Mr. Zahka was granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.20 per share that vest over three years.

     Each of the employment agreements for Messrs. Battista, Meyercord, Lawn, Earhart, Brasselle and Zahka provide for immediate vesting of options in event of a "change of control" (as defined in the agreements) of the Company and provide for severance benefits in the event employment is terminated by the Company without cause prior to the end of the term and for a certain period beyond the end of the term in the event of a "change of control." The severance benefits are generally the payment of an amount equal to two years' base salary plus the average annual incentive bonus earned by the executive in the preceding four years, as well as the continuation of various employee benefits for two years.

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


COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The Compensation Plans and Securities table from Item 5 of this Annual Report is incorporated herein by reference.

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company common stock as of March 26, 2003 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding common stock, (ii) each of the Company's directors and nominees for director, (iii) each of the executive officers named below and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares.


                                                         NUMBER OF SHARES        PERCENT OF SHARES
NAME OF BENEFICIAL OWNER OR IDENTITY OF GROUP          BENEFICIALLY OWNED (1)    BENEFICIALLY OWNED
-----------------------------------------------        ---------------------     ------------------
Paul Rosenberg                                            1,919,995 (2)                 7.3%
650 N. E. 5th Avenue
Boca Raton, Fl 33432

Gabriel Battista                                            655,555 (3)                 2.4%

Mark S. Fowler                                              108,674 (3)                   *

Arthur J. Marks                                              61,666 (3)                   *

Edward B. Meyercord, III                                    244,820 (3)                   *

Ronald R. Thoma                                              39,311 (3)                   *

Jeffrey Earhart                                              81,434 (3)                   *

Aloysius T. Lawn, IV                                        145,660 (3)                   *

Warren Brasselle                                             89,278 (3)                   *

David G. Zahka                                               40,000 (3)                   *


All directors and executive officers as a group
(12 persons)                                              2,186,005 (3)                 7.8%

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

(2) The foregoing information is derived from the Schedule 13D/A filed by Paul Rosenberg, the Rosenberg Family Limited Partnership, PBR, Inc. and the New Millennium Charitable Foundation on February 12, 1999.

(3) Includes shares of the Company common stock that could be acquired upon exercise of options exercisable within 60 days after March 28, 2003 and that have been tendered for exchange and cancelled pursuant to the Company's Employee Option Exchange on the assumption that the new options will be exchanged therefore. Includes shares of Company common stock that could be acquired upon exercise of options exercisable within sixty (60) days after March 31, 2003 as follows: Gabriel Battista-605,555; Edward B. Meyercord III-194,444; Aloysius T. Lawn IV-114,444; Jeffrey Earhart-76,666; Warren Brasselle-79,445, and; David G. Zahka-33,334.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     In 1999, the principal operating subsidiary of the Company requested an employee, Jeffrey Earhart, to relocate from Pennsylvania to Florida in order to take over the management of its customer service centers in Florida. In connection with the relocation, the Company agreed to make advances or a loan to Mr. Earhart for the relocation and the construction of a new residence in Florida. In 2000, the Company and Mr. Earhart memorialized this agreement regarding relocation with a loan that was secured by the new residence and bore interest at the rate of 8.25 percent per annum. The loan was refinanced in July 2002 and bore interest at the rate of 6.25 percent per annum to reflect current market rates. As of March 27, 2003, Mr. Earhart retired the loan in its entirety. The largest aggregate amount of the loan outstanding during 2002 was $1.04 million, and, as of March 28, 2003, no money was outstanding on the loan and advances. In May 2001, Mr. Earhart was elected an executive officer of the Company.

ITEM  14.   CONTROLS  AND  PROCEDURES.

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

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
FORM  8-K

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

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

                              INDEX TO S-X SCHEDULE

                                                                           PAGE
                                                                           ----

Schedule  II  --  Valuation  &  Qualifying  Accounts                        70


                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                    (IN THOUSANDS)

                                               ADDITIONS
                                 BALANCE  AT    CHARGED TO    DEDUCTIONS     BALANCE
                                  BEGINNING     COSTS AND     FOR WRITE-    AT END OF
DESCRIPTION DEDUCTIONS            OF PERIOD      EXPENSES        OFFS         PERIOD
-------------------------------   ----------   -----------    ----------    ---------
YEAR ENDED DECEMBER 31, 2002:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible
  Accounts                         $ 46,404      $  9,365      $ (47,948)     $  7,821
                                  ==========   ===========    ==========    ==========

YEAR ENDED DECEMBER 31, 2001:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible
  Accounts                         $ 29,429      $ 92,778      $ (75,803)     $ 46,404
                                  ==========   ===========    ==========    ==========

YEAR ENDED DECEMBER 31, 2000:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible
  Accounts                         $  5,021      $ 53,772      $ (29,334)     $ 29,459
                                  ==========   ===========    ==========    ==========

(3)  EXHIBITS:

EXHIBIT
NUMBER                           DESCRIPTION
--------------------------------------------

3.1 Composite form of Amended and Restated Certificate of Incorporation of the Company, as amended through October 15, 2002 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, dated October 16,
     2002).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-94940)).

3.3 Certificate of Designation of Series A Junior Participating Preferred Stock of Company dated August 27, 1999 (incorporated by reference to Exhibit A to
     Exhibit 1 to the Company's registration statement on Form 8-A (File No. 000-26728)).

4.1 Specimen of Talk America Holdings, Inc. common stock certificate (filed herewith).

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

4.6 Indenture dated as of December 10, 1997 between the Company and First Trust of New York, N.A. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.7 Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2001).

4.8 Supplemental Indenture No. 1 dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company, to the Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

4.9 Supplemental Indenture No. 2 dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company, to the Indenture dated as of April 2, 2002 (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

4.10 First Supplemental Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and U.S. Bank Trust National Association, to the Indenture dated as of September 9, 1997 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

4.11 First Supplemental Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and U.S. Bank Trust National Association, to the Indenture dated as of December 10, 1997 (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.4 Indemnification Agreement between the Company and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996). *

10.5 Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 33-94940)).*

10.6 Employment Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.7 Amendment to Employment Agreement, dated March 28, 2001, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2000).*

10.8 Indemnification Agreement, dated as of December 28, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 20, 1999). *

10.9 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.10 Stock Option Agreement, dated as of November 13, 1998, between the Company and Gabriel Battista (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 20, 1999).*

10.11 1998 Long-Term Incentive Plan of the Company (incorporated by reference to
     Exhibit 10.14 to the Company's Current Report on Form 8-K dated January 20,
     1999).*

10.12 Investment Agreement, dated as of December 31, 1998, as amended on February 22, 1999, among the Company, America Online, Inc., and, solely for purposes of Sections 4.5, 4.6 and 7.3(g) thereof, Daniel Borislow, and solely for purposes of Section 4.12 thereof, Tel-Save, Inc. and the D&K Retained Annuity Trust dated June 15, 1998 by Mark Pavol, Trustee (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.13 Employment Agreement between the Company and Kevin Griffo dated March 24, 2000 (incorporated by reference to Exhibit 10.7 to the Company's
     Registration  Statement  in  Form  S-4  (File  No.  333-40980)).*

10.14 Form of Indemnification Agreement, dated as of January 5, 1999, for George Vinall (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998). *

10.15 Form of Non-Qualified Stock Option Agreement, dated as of December 16, 1998, for George Vinall, (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31,
     1998).*

10.16 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-4 (No. 333-40980)). *

10.17 Form of Non-Qualified Stock Option Agreement, dated December 12, 2000, for each of Gabriel Battista, Kevin Griffo, Aloysius T. Lawn IV, Edward B. Meyercord, III, and George Vinall (incorporated by reference to Exhibit
     10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*

10.18 Employment Agreement, dated as of December 16, 1998, between the Company and George Vinall (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31,
     1998).*

10.19 Rights Agreement dated as of August 19, 1999 by and between the Company and First City Transfer Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's registration statement on Form 8-A (File No. 000-26728)).

10.20 Credit Facility Agreement, among Talk.com Holding Corp., Access One Communications Corp. and certain of their direct and indirect subsidiaries and MCG Finance Corporation dated as of October 20, 2000 (incorporated by reference to Exhibit 10.4 to Talk.com's Quarterly Report of Form 10-Q dated November 14, 2000).

10.21 Guaranty between the Company and MCG Finance Corporation, dated as of October 20, 2000 (incorporated by reference to Exhibit 10.5 to Talk.com's Quarterly Report of Form 10-Q dated November 14, 2000).

10.22 Consulting Agreement dated as of July 5, 2000 between MCG Credit Corporation and Access One Communications Corp. (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement in Form S-4 (File No. 333-40980)).

10.23 Employment Agreement by and between Thomas M. Walsh and the Company dated as of August 7, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 14, 2000).*

10.24 Indemnification Agreement by and between Thomas M. Walsh and the Company dated as of August 7, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated November 14, 2000).*

10.25 Non-Qualified Stock Option Agreement by and Thomas M. Walsh and the Company dated as of August 7, 2000 (incorporated by reference to Exhibit
     10.3  to  the  Company's  Quarterly  Report on Form 10-Q dated November 14,
     2000).*

10.26 Lease by and between Talk.com Holding Corp. and University Science Center, Inc. dated April 10, 2000 (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2000).

10.27 Lease by and between The Other Phone Company, dba Access One Communications and University Science Center, Inc. dated December 8, 1999 (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.28 Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-52166).*

10.29 Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 (File No. 333-52166).*

10.30 Amendment to Employment Agreement for Kevin Griffo dated March 28, 2001 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).*

10.31 Amendment to Employment Agreement for Kevin Griffo dated June 17, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
     Report  on  Form  10-Q  for  the  quarter  ended  June  30,  2002).*

10.32 Amendment to Employment Agreement for George Vinall dated March 28, 2001 (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*

10.33 Second Amendment to Investment Agreement dated as of August 2, 2000 between the Company and America Online, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 3,
     2000).

10.34 Employment Agreement between the Company and Jeffrey Earhart dated October 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 14, 2001).*

10.35 Employment Agreement between the Company and Warren Brasselle dated March 8, 2000 (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).*

10.36 Form of Non-Qualified Stock Option Agreement, dated as of March 24, 2000, for Kevin Griffo (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2001).*

10.37 Restructuring and Note Agreement, dated as of September 19, 2001, between the Company and America Online, Inc. (incorporated by reference to Exhibit
     10.1  to  the  Company's  Current Report on Form 8-K filed on September 24,
     2001).

10.38 Registration Rights Agreement, dated as of September 19, 2001, between the Company and America Online, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.39 Security and Pledge Agreement, dated as of September 19, 2001, among the Company as Grantor, and State Street Bank and Trust Company, N.A., as collateral agent on behalf of America Online, Inc. and America Online, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.40 Master Subsidiary Guarantee, Security Agreement Collateral Assignment and Equity Pledge, dated as of September 19, 2001, among certain subsidiaries of the Company as Grantors, State Street Bank and Trust Company, N.A., as Collateral Agent on behalf of America Online, Inc., and America Online, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.41 Intercreditor Agreement, dated as of September 19, 2001, between MCG Finance Corporation, as collateral agent for certain MCG Lenders (as defined therein) and State Street Bank and Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.42 Consent and Amendment to Talk.com Loan Documents, dated as of August 10, 2001 by and among Talk America Inc., Access One Communications Corp., the Company, MCG Finance Corporation and MCG Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.43 Consent and Amendment to Talk.com Loan Documents, dated as of September 19, 2001 by and among Talk America Inc., Access One Communications Corp., the Company, MCG Finance Corporation and MCG Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.44 First Amendment, dated as of September 19, 2001, to the Rights Agreement dated as of August 19, 1999, by and between Talk America Holdings, Inc. and First City Transfer Company, as Rights Agent (incorporated by reference to
     Exhibit 10.9 to the Company's Current Report on Form 8-K filed on September 24, 2001).

10.45  Letter  Agreement  between  America  Online,  Inc.  and the Company dated
     February 21, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 21, 2002).

10.46 Amendment Number Three to Talk.com Loan Documents, dated as of February 12, 2002, among the Company, Talk America Inc., Access One Communications Corporation, each other Borrower under and as defined in the Credit Agreement (referenced therein), Lenders that are parties thereto, and MCG Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 21, 2002).

10.47 Amended and Restated Consulting Agreement, dated as of February 12, 2002, among the Company and MCG Capital Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 21, 2002).

10.48 2001 Non-Officer Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 (File No. 333-74820).*

10.49 Interconnection Agreement under Sections 251 and 252 of the Telecommunications Act of 1996 dated as of July 13, 2000, between Southwestern Bell Telephone Company, Nevada Bell Telephone Company, Pacific Bell Telephone Company, Southern New England Telephone, Ameritech and Talk.com Holding Corp. (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.50 Mi2A Amendment to the Interconnection Agreement under Section 271 of the Telecommunications Act of 1996 dated as of May 15, 2001, between Ameritech Michigan and Talk.com Holding Corp. (incorporated by reference to Exhibit
     10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.51 Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.52 Amendment dated February 9, 2001 to the Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.53 Lease Agreement by and between Bridge Plaza Partnership and The Furst Group, Inc. dated as of November 4, 1998 ((incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.54 Option dated July , 2001 to Renew the Lease Agreement by and between Bridge Plaza Partnership and The Furst Group, Inc. dates as of November 4, 1998 (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.55 Office Lease by and between Reston Plaza I and II, LLC and Talk.com, Inc. dated as of April 28, 2000 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2001).

10.56  Amendment  Number  Four  to  Talk.com Loan Documents dated as of April 3,
     2002, between the Company, Talk America Inc., Access One Communications Corporation, each other Borrower under and as defined in the Credit Agreement (referenced therein), Lenders that are parties thereto, and MCG Capital Corporation (incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.57 Second Amendment to Rights Agreement, dated as of December 13, 2002, to the Rights Agreement dated as of August 19, 1999, by and between Talk America Holdings, Inc., First City Transfer Company and Stocktrans, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 13, 2002).

10.58 Interconnection Agreement Executed as of September 23, 2002 by and between Ameritech Michigan and Talk America Inc. (filed herewith).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31,
     2001).

23.1 Consent  of  PricewaterhouseCoopers  LLP.

99.1 Certification of Gabriel Battista pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of David G. Zahka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan or arrangement. + Confidential treatment previously has been granted for a portion of this exhibit.

(b)  Reports  on  Form  8-K.

     The following Current Reports on Form 8-K were filed by the Company during the three months ended December 31, 2002:

     1.  Current  Report  on  Form  8-K  dated  October  7,  2002.
     2.  Current  Report  on  Form  8-K  dated  October  11,  2002.
     3.  Current  Report  on  Form  8-K  dated  October  16,  2002.
     4.  Current  Report  on  Form  8-K  dated  December  13,  2002.
     5.  Current  Report  on  Form  8-K  dated  December  24,  2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March  28,  2003

                                         TALK  AMERICA  HOLDINGS,  INC.

                                         By: Gabriel  Battista /s/
                                            ---------------------
                                            Gabriel  Battista
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                     DATE



Gabriel Battista /s/             Chairman of the Board            March 28, 2003
---------------------------  of Directors, Chief Executive
Gabriel Battista                  Officer and Director
                             (Principal Executive Officer)

David G. Zahka /s/               Chief Financial Officer          March 28, 2003
---------------------------- (Principal Financial Officer)
David G. Zahka

Thomas M. Walsh /s/           Vice President - Finance and        March 28, 2003
----------------------------          Treasurer
Thomas  M.  Walsh             (Principal Accounting Officer)

Edward B. Meyercord, III /s/     President and Director           March 28, 2003
----------------------------
Edward B. Meyercord, III

Mark S. Fowler /s/                      Director                  March 28, 2003
---------------------------
Mark S. Fowler

Arthur J. Marks /s/                     Director                  March 28, 2003
---------------------------
Arthur J. Marks

Ronald R. Thoma /s/                     Director                  March 28, 2003
---------------------------
Ronald R. Thoma

                                 CERTIFICATIONS
                                 --------------

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I,  Gabriel  Battista,  certify  that:

     1. I have reviewed this annual report on Form 10-K of Talk America Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March  28,  2003

/s/  Gabriel  Battista
----------------------
Gabriel  Battista
Chief  Executive  Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,  David  G.  Zahka,  certify  that:

     1. I have reviewed this annual report on Form 10-K of Talk America Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March  28,  2003

/s/  David  G.  Zahka
---------------------
David  G.  Zahka
Chief  Financial  Officer