Form 10-Q
period 2003-03-31
TALK AMERICA HOLDINGS INC
filed 2003-05-14
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------
                                    FORM 10-Q

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes   X  No
                                     ----    ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes   X  No
                                     ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     26,177,651 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of May 9, 2003.

                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements:

    Consolidated Statements of Operations - Three Months
    Ended March 31, 2003 and 2002 (unaudited)                            3

    Consolidated Balance Sheets - March 31, 2003 (unaudited)
    and December 31, 2002                                                4

    Consolidated Statements of Stockholders' Equity - Three
    Months Ended March 31, 2003 (unaudited)                              5

    Consolidated Statements of Cash Flows - Three Months Ended
    March 31, 2003 and 2002 (unaudited)                                  6

    Notes to Consolidated Financial Statements (unaudited)               7

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                           12

Item 3. Quantitative and Qualitative Disclosure About Market Risk       20

Item 4. Controls and Procedures                                         21

PART II  - OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits                                                       22
    (b)  Reports on Form 8-K                                            22

                         PART I - FINANCIAL INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS


               TALK  AMERICA  HOLDINGS,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ----------------------
                                                        2003         2002
                                                      ---------   ----------
Sales                                                 $ 87,843    $ 79,447

Costs and expenses:
   Network and line costs                               43,884      40,219
   General and administrative expenses                  13,465      14,561
   Provision for doubtful accounts                       2,223       4,007
   Sales and marketing expenses                          8,785       5,895
   Depreciation and amortization                         4,307       4,443
                                                      ---------   ----------
      Total costs and expenses                          72,664      69,125
                                                      ---------   ----------

Operating income                                        15,179      10,322

Other income (expense):
   Interest income                                         110          89
   Interest expense                                     (2,479)     (1,474)
   Other income (expense), net                           2,151        (807)
                                                      ---------   ----------
Income before provision for income taxes                14,961       8,130
Provision for income taxes                               5,835          --
                                                      ---------   ----------
Net income                                            $  9,126    $  8,130
                                                      =========   ==========


Income per share - Basic:
   Net income per share                               $   0.35    $   0.30
                                                      =========   ==========
   Weighted average common shares outstanding           26,376      27,185
                                                      =========   ==========

Income per share - Diluted:
   Net income per share                               $   0.32    $   0.28
                                                      =========   ==========

   Weighted average common and common equivalent
      shares outstanding                                29,940      29,460
                                                      =========   ==========


          See accompanying notes to consolidated financial statements.



                     TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                     (UNAUDITED)

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          2003           2002
                                                                                     -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   29,046       $   33,588
      Accounts receivable, trade (net of allowance for uncollectible accounts of
      7,349 and $7,821 at March 31, 2003 and December 31, 2002, respectively)             30,963           27,843
   Deferred income taxes                                                                  16,765           17,500
   Prepaid expenses and other current assets                                               1,810            2,330
                                                                                     -------------     -----------
         Total current assets                                                             78,584           81,261

Property and equipment, net                                                               66,277           66,915
Goodwill                                                                                  19,503           19,503
Intangibles, net                                                                           6,667            7,379
Deferred income taxes                                                                         --            4,800
Other assets                                                                               7,020            7,653
                                                                                     -------------     -----------
                                                                                      $  178,051       $  187,511
                                                                                     =============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $   33,332       $   30,588
   Sales, use and excise taxes                                                            11,772           11,439
   Deferred revenue                                                                        7,634            6,480
   Current portion of long-term debt                                                          62               61
   Accrued compensation                                                                    3,358            5,609
   Other current liabilities                                                               6,464            9,013
                                                                                     -------------     -----------
         Total current liabilities                                                        62,622           63,190
                                                                                     -------------     -----------

Long-term debt:
   8% Secured convertible notes due 2006                                                  26,552           30,150
   12% Senior subordinated notes due 2007                                                 56,620           65,970
   8% Convertible senior subordinated notes due 2007 (includes future accrued interest of $1,151 and $1,216 at March 31, 2003 and December 31, 2002,
      respectively)                                                                        3,973            4,038
   5% Convertible subordinated notes due 2004                                                670              670
   Other long-term debt                                                                       11               27
                                                                                     -------------     -----------
         Total long-term debt                                                             87,826          100,855
                                                                                     -------------     -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares
      outstanding                                                                             --               --
   Common stock - $.01 par value, 100,000,000 shares authorized;
      26,161,437 and 27,469,593 shares issued and outstanding at March 31, 2003
      and December 31, 2002, respectively                                                     275             275
   Treasury stock - $.01 par value, 1,315,789 shares at March 31, 2003                     (5,000)             --
   Additional paid-in capital                                                             352,003         351,992
   Accumulated deficit                                                                   (319,675)       (328,801)
                                                                                       -----------    ------------
         Total stockholders' equity                                                        27,603          23,466
                                                                                       -----------    ------------
                                                                                        $ 178,051      $  187,511
                                                                                       ===========    ============

               See  accompanying  notes  to  consolidated  financial  statements.



                           TALK  AMERICA  HOLDINGS,  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
                                           (IN  THOUSANDS)
                                             (UNAUDITED)

                                     COMMON STOCK        ADDITIONAL                      TREASURY STOCK
                                  -------------------     PAID-IN       ACCUMULATED     -----------------
                                   SHARES     AMOUNT      CAPITAL         DEFICIT       SHARES    AMOUNT      TOTAL
                                  -------    --------    ----------     -----------     ------   --------   --------
Balance, December 31, 2002         27,470      $ 275      $ 351,992     $ (328,801)         --   $    --    $23,466

Net income                             --         --             --          9,126          --        --      9,126
Acquisition of treasury stock          --         --             --             --       1,316    (5,000)    (5,000)
Exercise of common stock
   options                              7         --             11             --          --        --         11
                                  -------    --------    ----------     -----------     ------   --------   --------
Balance, March 31, 2003            27,477      $ 275      $ 352,003     $ (319,675)      1,316   $(5,000)   $27,603
                                  =======    ========    ==========     ===========     ======   ========   ========



                   TALK  AMERICA  HOLDINGS,  INC.  AND  SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                   2003        2002
                                                                ---------   ----------
Cash flows from operating activities:
   Net income                                                   $  9,126     $  8,130
Reconciliation of net income to net cash provided by (used in)
   operating activities:
   Provision for doubtful accounts                                 2,223        4,007
   Depreciation and amortization                                   4,307        4,443
   Loss on sale and retirement of assets                              --          205
   Deferred income taxes                                           5,535           --
   Other non-cash charges (benefits)                              (2,219)          84
   Changes in assets and liabilities:
      Accounts receivable, trade                                  (5,343)        (582)
      Prepaid expenses and other current assets                      435          192
      Other assets                                                 1,114          120
      Accounts payable and accrued expenses                          494      (10,349)
      Deferred revenue                                             1,154       (1,655)
      Sales, use and excise taxes                                    332         (710)
      Other liabilities                                           (2,550)         682
                                                                ---------   ----------
         Net cash provided by operating activities                14,608        4,567
                                                                ---------   ----------

Cash flows from investing activities:
   Capital expenditures                                           (2,691)        (167)
   Capitalized software development costs                           (663)        (570)
   Acquisition of intangibles                                         --          (50)
                                                                ---------   ----------
         Net cash used in investing activities                    (3,354)        (787)
                                                                ---------   ----------

Cash flows from financing activities:
   Payments of borrowings                                             --       (1,336)
   Acquisition of convertible debt and senior notes              (10,793)      (1,227)
   Payment of capital lease obligations                              (16)        (422)
   Proceeds from exercise of stock options and warrants               12           --
   Repurchase of common stock                                     (5,000)          --
                                                                ---------   ----------
         Net cash used in financing activities                   (15,797)      (2,985)
                                                                ---------   ----------

Net increase (decrease) in cash and cash equivalents              (4,543)         795
Cash and cash equivalents, beginning of period                    33,589       22,100
                                                                ---------   ----------
Cash and cash equivalents, end of period                        $ 29,046      $ 22,895
                                                                =========   ==========

          See accompanying notes to consolidated financial statements.


                  TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  ACCOUNTING  POLICIES

(A)  BASIS  OF  FINANCIAL  STATEMENTS  PRESENTATION

     The consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated.

     The consolidated financial statements and related notes thereto as of March 31, 2003 and for the three months ended March 31, 2003 and March 31, 2002 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2002 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(B)  RISKS  AND  UNCERTAINTIES

     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows, and cause actual results to vary materially from historical results include, but are not limited to:

     - Failure or difficulties in managing the Company's operations, including attracting and retaining qualified personnel
     - Dependence on the availability and functionality of RBOCs' networks as they relate to the unbundled network element platform
     - Increased price competition in local and long distance services and overall competition within the telecommunications industry
     - Interruption or failure of, or failure to manage, the Company's network and technology and information systems
     - Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations and enforcement, including, but not limited to, changes that affect the continued availability of the unbundled network element platform of the local exchange carriers network.
     - Failure of the marketing of the Company's bundle of local and long distance services
     -    Inability  to  adapt  to  technological  change
     - Failure to manage the nonpayment of amounts due the Company from its customers from bundled and long distance services
     -    Attrition  in  the  number  of  end  users
     - Failure of the Company to be able to expand its active offering of local bundled services in a greater number of states
     -    Adverse  determinations  in  certain  litigation  matters
     -    Failure  of  the  Company  to  provide  adequate  customer  service

     Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

(C)  NEW  ACCOUNTING  PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantees. This interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002 and for financial statements of interim or annual periods ending after December 15, 2002. The Company historically has been, and currently is, party to various agreements that obligate the Company to indemnify other parties in certain situations, primarily for litigation or regulatory claims arising from activities conducted pursuant to the agreements. These agreements generally include, but are not limited to, agreements with other carriers, marketing agreements, licensing agreements, lease agreements, underwriting agreements and employment related agreements. The adoption of this standard did not have a material impact on the Company's consolidated financial statements for the three months ended March 31, 2003.

NOTE  2.  DEBT

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

     The new 12% Senior Subordinated Notes accrue interest at a rate of 12% per year on the principal amount, payable semiannually on February 15 and August 15, beginning on August 15, 2002. Interest is payable in cash, except that the Company may, at its option, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment date in additional 12% Senior Subordinated Notes. The new 8% Convertible Senior Subordinated Notes accrue interest at a rate of 8% per year on the principal amount, also payable semiannually on February 15 and August 15, and are convertible, at the option of the holder, into common stock at $15.00 per share. The 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes are redeemable at any time at the option of the Company at par value plus accrued interest to the redemption date. The AOL Restructuring Agreement discussed below obligates the Company to redeem 8% Secured Convertible Notes upon the redemption of subordinated debt. As of March 31, 2003, the Company had $56.6 and $2.8 million principal amount outstanding of the 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes, respectively. As of March 31, 2002, prior to the exchange, $61.8 million principal amount of the 4-1/2% Notes and $18.1 million principal amount of the 5% Notes remained outstanding.

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the exchange of the 4-1/2% Convertible Subordinated Notes into $53.2 million of the 12% Senior Subordinated Notes and $2.8 million of the 8% Convertible Senior Subordinated Notes was accounted for as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) is less than the future cash flows to holders of 8% Convertible Senior Subordinated Notes and 12% Senior Subordinated Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on the balance sheet at $57.4 million as long-term debt. The difference of $1.4 million between principal and the carrying amount is being recognized as a reduction of interest expense over the life of the new notes.

     The Company reacquired $9.4 million of 12% Senior Subordinated Notes during the three months ended March 31, 2003 at a $2.2 million discount from face amount. This amount, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64,

Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002," is reported as other income in the consolidated statement of operations. There was no such item in the comparable period. In the second quarter of 2003 through May 14, the Company has reacquired an additional $4.1 million of 12% Senior Subordinated Notes at a $0.2 million discount from face amount.

(B)  5%  CONVERTIBLE  SUBORDINATED  NOTES  DUE  2004

     As of March 31, 2003, the Company had $0.7 million principal amount outstanding of its 5% Convertible Subordinated Notes that mature on December 15, 2004. Interest on these notes is due and payable semiannually on June 15 and December 15. The notes are convertible, at the option of the holder, at a conversion price of $76.14 per share. The 5% Convertible Subordinated Notes are redeemable, in whole or in part at the Company's option, at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter.

(C)  8%  SECURED  CONVERTIBLE  NOTES  DUE  2006

     In September 2001, the Company restructured its financial obligations with America Online, Inc. ("AOL") that arose under the Investment Agreement entered into on January 5, 1999 and, effective September 30, 2001, also ended its marketing relationship with AOL (collectively the "AOL Restructuring"). In connection with the AOL Restructuring, the Company and AOL entered into a Restructuring Agreement pursuant to which the Company issued to AOL $54.0 million principal amount of its 8% Secured Convertible Notes. The 8% Secured Convertible Notes were issued in exchange for a release of the Company's reimbursement obligations under the Investment Agreement. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid the Company, at the time of the AOL Restructuring, $20.0 million by surrender and cancellation of $20.0 million principal amount of the 8% Secured Convertible Notes delivered to AOL, thereby reducing the outstanding principal amount of the 8% Secured Convertible Notes to $34.0 million.

     The 8% Secured Convertible Notes are convertible into shares of the Company's common stock at the rate of $15.00 per share and may be redeemed by the Company at any time without premium. The 8% Secured Convertible Notes accrue interest at the rate of 8% per year on the principal amount, payable semiannually on January 1 and July 1. The 8% Secured Convertible Notes are guaranteed by the Company's principal operating subsidiaries and are secured by a pledge of the Company's and the subsidiaries' assets. In addition, AOL, as the holder of the 8% Secured Convertible Notes, entered into an intercreditor agreement with the lender under the Company's existing secured credit facility, which survives the early retirement of debt under the Company's Senior Credit Facility.

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

     As a consequence of the Amendment and the repurchase of $4.1 million of the 8% Secured Convertible Notes in the fourth quarter of 2002, the Company recorded an extraordinary non-cash gain of $28.9 million from the decrease in the future accrued interest relating to the 8% Secured Convertible Notes which was reflected as a $28.9 million reduction in long-term debt. As a further consequence, the Company began recording the interest expense associated with the 8% Secured Convertible Notes in its consolidated statement of operations.

     In the quarter ended March 31, 2003, the Company repurchased $3.6 million of the 8% Secured Convertible Notes. In addition, the Company purchased 1,315,789 of its common shares from AOL at a per share price of $3.80, the average closing price for the five days ended January 15, 2003. As of March 31, 2003, the aggregate amount remaining that the Company may utilize with respect to the repurchase of both Sub Debt and common stock under the terms of the Amendment was $1.4 million.

     In the second quarter of 2003, through May 14, in connection with its acquisition of $4.1 million principal amount of 12% Senior Subordinated Notes, as discussed above, the Company has reacquired an additional $4.1 million of 8% Secured Convertible Notes at par, leaving outstanding $22.5 million principal amount of the 8% Secured Convertible Notes.

NOTE  3.  LEGAL  PROCEEDINGS

     The Company is party to a number of legal actions and proceedings, including purported class actions, arising from the Company's provision and marketing of telecommunications services, as well as certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. Recently, the Company has been made aware that AOL has agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to the Telecommunications Marketing Agreement, by and between the Company, Talk America Inc. and AOL, dated as of February 22, 1997, as amended (the "Marketing Agreement"). AOL has asserted that the Company is required to indemnify AOL in this matter under the terms of the Marketing Agreement and advised that it will seek such indemnification from the Company. The Company believes that it does not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. The Company intends, if AOL pursues a claim for indemnification under the Marketing Agreement, to defend the claim vigorously. The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

NOTE  4.  STOCK-BASED  COMPENSATION

     The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and includes pro forma net loss as if the fair value based method of accounting had been applied:

                                            Three Months Ended March 31,
                                            ----------------------------
                                                2003           2002
                                            ------------    ------------
       Net income as reported                  $9,126          $8,130
       Stock-based employee  compensation
         expense included in reported
         net income                                --              --
       Total stock-based employee
         compensation expense determined
         under fair value based method
         for all options                          206           1,246
                                            ------------    ------------
       Pro forma net income                    $8,920          $6,884
                                            ============    ============


                                            Three Months Ended March 31,
                                            ----------------------------
                                                2003           2002
                                            ------------    ------------
       BASIC  EARNINGS  PER  SHARE:
         As  reported                          $0.35           $0.30
         Pro  forma                            $0.34           $0.25
       DILUTED  EARNINGS  PER  SHARE:
         As  reported                          $0.32           $0.28
         Pro  forma                            $0.31           $0.23


     For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The fair value of the options granted has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the following assumptions:

     - Fair market value based on the Company's closing common stock price on the date the option is granted;
     - Risk-free interest rate based on the weighted averaged 5 year U.S. treasury note strip rates;
     - Volatility based on the historical stock price over the expected term (5 years);
     -    No  expected  dividend  yield  based on future dividend payment plans.


NOTE  5.  PER  SHARE  DATA

     Basic earnings per common share for a fiscal period is calculated by dividing net income by the weighted average number of common share outstanding during the fiscal period. Diluted earnings per common share is calculated by adjusting the weighted average number of common shares outstanding and the net income during the fiscal period for the assumed conversion of all potentially dilutive stock options, warrants and convertible bonds (and assuming that the proceeds hypothetically received from the exercise of dilutive stock options are used to repurchase shares at the Company's average share price during the fiscal period). For the diluted earnings calculation, the net income is adjusted by the interest expense on the convertible bonds assumed to be converted. Earnings per share are computed as follows (in thousands except per share data):


                                                              THREE MONTHS ENDED,
                                                          -----------------------------
                                                              2003            2002
                                                          ------------     ------------
Net income used to compute basic earnings per share         $  9,126         $  8,130
Interest expense on convertible bonds, net of tax affect         319               --
                                                          ------------     ------------
Net income used to compute diluted earnings per share       $  9,445         $  8,130
                                                          ============     ============

Average shares of common stock outstanding used to
   compute basic earnings per share                           26,376           27,185
Additional common shares to be issued assuming exercise
   of stock options and warrants (net of shares assumed
   reacquired) and conversion of convertible bonds *           3,564            2,275
                                                          ------------     ------------
Average shares of common and common equivalent stock
   outstanding used to compute diluted earnings per share     29,940           29,460
                                                          ============     ============

Income per share - Basic:
                                                          ------------     ------------
   Net income per share                                     $   0.35         $   0.30
                                                          ============     ============
   Weighted average common shares                             26,376           27,185
                                                          ============     ============

Income per share - Diluted:
                                                          ------------     ------------
   Net income per share                                     $   0.32         $   0.28
                                                          ============     ============

Weighted average common and common equivalent shares
   outstanding                                                29,940           29,460
                                                          ============     ============

* The diluted share basis for the three months ended March 31, 2003 and 2002 excludes 9 and 1,078 shares, respectively, associated with the convertible bonds and 2,184 and 2,933 shares, respectively, associated with the options and warrants due to their antidilutive effect.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K filed March 31, 2003 and any subsequent filings. Certain of the statements contained herein may be considered forward-looking statements. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

     Forward-looking statements involve risks and uncertainties and the Company's actual results could differ materially from the Company's expectations. In addition to those factors discussed in the Company's Annual Report on Form 10-K filed March 31, 2003, the Company's other filings with the Securities and Exchange Commission and below in the following discussion, important factors that could cause such actual results to differ materially are discussed in Note 1 of the Notes to Consolidated Financial Statements, above.


OVERVIEW

     The Company provides local and long distance telecommunication services to residential and small business customers in the United States. The Company has developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems. These proprietary systems, along with attractive wholesale pricing, enable the Company to offer savings through competitively priced service plans, high-quality service and simplicity through consolidated billing and responsive customer care.

     The Company offers both local and long distance telecommunication services, primarily a bundled offering of local and long distance voice services, which are billed to customers in one combined invoice. Local phone services include local dial tone, various local calling plans that include free member-to-member calling, and a variety of features such as caller identification, call waiting and three-way calling. Long distance phone services include traditional 1+ long distance, international and calling cards. The Company uses the unbundled network element platform ("UNE-P") of the regional bell operating companies ("RBOCs") network to provide local services and the Company's nationwide network to provide long distance services. The Federal Communications Commission ("FCC") has recently concluded its triennial review of local phone competition. Although the text of the order is not yet available, the decision appears to preserve the Company's ability to use UNE-P for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions.

RESULTS  OF  OPERATIONS

     The following table sets forth for the periods indicated certain financial data of the Company as a percentage of sales:

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                              ---------------------
                                                 2003       2002
                                              ---------   ---------
      Sales                                     100.0%     100.0%
      Costs and expenses:
         Network and line costs                  50.0       50.6
         General and administrative expenses     15.3       18.3
         Provision for doubtful accounts          2.5        5.1
         Sales and marketing expenses            10.0        7.4
         Depreciation and amortization            4.9        5.6
                                              ---------   ---------
            Total costs and expenses             82.7       87.0
                                              ---------   ---------
      Operating income                           17.3       13.0
      Other income (expense):
         Interest income                          0.1        0.1
         Interest expense                        (2.8)      (1.9)
         Other, net                               2.4       (1.0)
                                              ---------   ---------
      Income before income taxes                 17.0       10.2
      Provision for income taxes                  6.6         --
                                              ---------   ---------
      Net income                                 10.4%      10.2%
                                              =========   =========

QUARTER  ENDED  MARCH  31,  2003  COMPARED  TO  QUARTER  ENDED  MARCH  31,  2002

     Sales. Sales increased by 10.6% to $87.8 million for the quarter ended March 31, 2003 from $79.4 million for the quarter ended March 31, 2002. The increase in sales is due to higher bundled sales offset by lower long distance sales resulting from the Company's continued focus, begun in 2000, on its efforts in the local telecommunication services market by offering local telecommunication services bundled with long distance services and significantly reduced sales and marketing related to the long distance product.

     The Company's bundled sales for the quarter ended March 31, 2003 were $60.2 million as compared to $35.5 million for the quarter ended March 31, 2002. The increase in sales was due to higher average bundled lines in 2003 as compared to 2002, partially offset by lower average monthly revenue per customer. The overall increase resulted from the Company's ongoing strategy to market lower priced products to be more competitive with incumbent and other competitive local exchange carriers. The quarter ended March 31, 2003 also reflected both growth in bundled lines and reductions in customer turnover. The Company had approximately 402,300 bundled lines as of March 31, 2003 as compared to approximately 193,700 bundled lines at March 31, 2002. Approximately 269,000 of the bundled lines at March 31, 2003 were in Michigan. Long term growth in revenues will depend upon the Company's ability to develop and scale various marketing programs in additional states or areas, maintain the current level of customer turnover and maintain operating efficiencies.

     The Company's long distance sales decreased to $27.7 million for the quarter ended March 31, 2003 from $43.9 million for the quarter ended March 31, 2002. The Company's decision to focus on the bundled product, together with customer turnover, contributed to the decline in long distance customers and revenues. This decline in long distance customers and revenues is expected to continue so long as the Company continues to focus its marketing efforts on the bundled product. Long distance revenues for the quarter ended March 31, 2002 included non-cash amortization of deferred revenue of $1.9 million related to a telecommunications service agreement entered into in 1997. Deferred revenue relating to this agreement had been amortized over a five-year period. The agreement and related amortization terminated in October 2002.

     During the quarter ended March 31, 2003 the Company selectively increased certain fees and rates related to its long distance and bundled products and such changes in rates and bill presentation may adversely impact customer turnover. The Federal Trade Commission and the Federal Communications

Commission have proposed rules and regulations governing the creation and enforcement of national "do not call" databases that could affect the Company's ability to outbound telemarket, which is currently an important sales channel for the Company.

     Network and Line Costs. Network and line costs increased by 9.1% to $43.9 million for the quarter ended March 31, 2003 from $40.2 million for the quarter ended March 31, 2002. The increase in costs was primarily due to an increase in bundled customers, partially offset by a decrease in long distance customers and favorable resolution of disputes with vendors. As a percentage of sales, network and line costs decreased to 50.0% for the quarter ended March 31, 2003, as compared to 50.6% for the quarter ended March 31, 2002. The lower total network and line costs as a percentage of sales were due primarily to a decrease in the bundled network and line costs as a percentage of sales for the bundled product. This decrease was partially offset by a shift in the Company's sales to the higher cost bundled product. Bundled network and line costs as a percentage of sales decreased to 53.4% for the quarter ended March 31, 2003, as compared to 63.8% for the quarter ended March 31, 2002. Long distance network and line costs as a percentage of sales increased to 42.6% for the quarter ended March 31, 2003, as compared to 39.9% for quarter ended March 31, 2002. Network and line costs for the quarter ended March 31, 2003 included carrier billing credits for disputed amounts of approximately $0.8 million for bundled and $0.3 million for long distance network and line costs as compared to approximately $0.6 and $0.2 million, respectively, for the quarter ended March 31, 2002. There are several factors that could cause network and line costs as a percentage of sales to increase in the future, including (i) adverse changes to the current rules and regulations or adverse judicial or administrative interpretations and rulings or legislative action relating to (a) the FCC's recently concluded triennial review of local phone competition and the pending market-by-market analyses by the respective state commissions, or (b) prices the Company pays for UNEs and UNE-P,
(ii) greater absorption of fixed network costs as the Company's long distance customer base declines, and (iii) certain minimum network service commitments relating to the Company's long distance network. Changes in the pricing of the Company's service plans could also cause network and line costs as a percentage of sales to change in the future. See "Liquidity and Capital Resources, Other Matters."

     General and Administrative Expenses. General and administrative expenses decreased by 7.5% to $13.5 million, or 15.3% of sales, for the quarter ended March 31, 2003 from $14.6 million, or 18.3% of sales, for the quarter ended March 31, 2002. The overall decrease in general and administrative expenses was due primarily to a reduction in costs associated with collection of delinquent customer accounts. Due to improved credit screening procedures and internal collection efforts, the Company has substantially reduced its delinquent customer account balances and therefore its expenses associated with collection of these accounts. The decrease was also due to significant workforce reductions and other cost cutting efforts by the Company as it pursued improvements in operating efficiencies of the Company's bundled business model. While the Company expects general and administrative expense as a percentage of sales to decline as the customer base grows, realization of such efficiencies will be dependent on the ability of management to continue to control personnel costs in areas such as customer service and collections. There can be no assurances that the Company will be able to realize these efficiencies.

     Provision for Doubtful Accounts. Provision for doubtful accounts decreased by 44.5% to $2.2 million for the quarter ended March 31, 2003 from $4.0 million for the same quarter last year, and, as a percentage of sales, decreased to 2.5% as compared to 5.1% for the quarter ended March 31, 2002. The provision for doubtful accounts for the quarter ended March 31, 2002 reflected a benefit from the reversal of the reserve for doubtful accounts of $1.0 million due to better than expected collections experience on outstanding accounts receivable at year-end 2001. The Company continues to experience improved collections results due to several steps during the third and fourth quarters of 2001 to reduce bad debt expense, improve the overall credit quality of its customer base and increase its collections of past due amounts. The benefits of the Company's actions to reduce bad debt expense and improve the overall credit quality of its customer base are reflected in the lower bad debt expense for the quarter ended March 31, 2003. In general, the Company believes that bad debt expense as a percentage of sales of the Company's long distance customers is lower than that of its bundled customers because of the relatively greater maturity of the long distance customer base.

     Sales and Marketing Expenses. During the quarter ended March 31, 2003, the Company incurred $8.8 million of sales and marketing expenses as compared to $5.9 million for the same quarter last year, a 49.1% increase, and, as a percentage of sales, an increase to 10% as compared to 7.4% for the quarter ended March 31, 2002. The increase in expense is primarily attributable to increased levels of sales and marketing activity to continue the Company's bundled sales growth. Currently, substantially all of the sales and marketing expenses relate to the bundled product. Sales and marketing expenses are expected to increase in 2003 as the Company continues to target growth in the bundled product and invest in the development of its marketing programs.

     Depreciation and Amortization. Depreciation and amortization for the quarter ended March 31, 2003 was $4.3 million, a decrease of $0.1 million compared to $4.4 million for quarter ended March 31, 2002, and, as a percentage of sales, decreased to 4.9% as compared to 5.6% for the quarter ended March 31, 2002.

     Interest Income. Interest income was $0.1 million for each of the quarter ended March 31, 2003 and the quarter ended March 31, 2002.

     Interest Expense. Interest expense was $2.5 million for the quarter ended March 31, 2003 as compared to $1.5 million for the quarter ended March 31, 2002. The increase is due to higher interest expense associated with the issuance of the Company's 12% Senior Subordinated Notes and 8% Convertible Senior
Subordinated Notes issued in connection with the exchange offer completed on April 4, 2002 (see Note 2 of Notes to Consolidated Financial Statements). In addition, as a result of the restructuring agreement with AOL on December 23, 2002, the Company began recording the interest expense associated with the 8% Secured Convertible Notes on its consolidated statement of operations during the first quarter ended March 31, 2003. There was no interest expense recorded with respect to the 8% Secured Convertible Notes in the quarter ended March 31, 2002, as the notes were accounted for as a troubled debt restructuring. The increase was partially offset by the retirement on October 4, 2002 by the principal operating subsidiaries of the Company, prior to maturity, of all the debt outstanding under the Senior Credit Facility Agreement between the subsidiaries and MCG Finance Corporation ("MCG") and by the repurchase of 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes.

     Other Income and Expense, Net. Net other income was $2.2 million for the quarter ended March 31, 2003 compared to net other expense of $0.8 million for the quarter ended March 31, 2002. The amount for the quarter ended March 31, 2003 consists of gains from the repurchase of a portion of the Company's 12% Senior Subordinated Notes at a discount to par. The amount for the quarter ended March 31, 2002 primarily consisted of cost in connection with the Company's restructuring of its convertible subordinated notes (see Note 2 of Notes to Consolidated Financial Statements).

     Provision for Income Taxes. For the quarter ended March 31, 2003, the Company recorded income tax expense of $5.8 million, an effective tax rate of 39%, but as a result of the application of net operating loss carryforwards, the Company need only pay accrued alternative minimum taxes and state income taxes of $0.4 million for income earned in the quarter ended March 31, 2003. At March 31, 2002, since the amounts and extent of the Company's future earnings were not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company recorded a full valuation allowance on the net deferred tax assets and, as a result, no provision for income taxes was reflected on the statement of operations. Management will review the valuation allowance during 2003 to determine whether the remaining valuation allowance should be reversed or portion thereof. There can be no assurances that the Company will realize the full benefit of the net operating loss carryforwards on future taxable income generated by the Company due to the "change of ownership" provisions of the Internal Revenue Code Section 382 (see "Liquidity and Capital Resources, Other Matters").

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

     Contractual obligations of the Company as of March 31, 2003 are summarized by years to maturity as follows (in thousands):


                                              1 year or     2 - 3        4 - 5
Contractual Obligations (1)          Total       less        Years        Years       Thereafter
--------------------------------   ---------  ---------   ----------   ----------    ------------
Talk America Holdings, Inc.:
------------------------------
   8% Secured Convertible Notes
      due 2006                      $ 26,552    $   --      $   --      $ 26,552         $   --
   12% Senior Subordinated Notes
      due 2007                        56,620        --          --        56,620             --
   8% Convertible Senior
      Subordinated Notes
      due 2007 (2)                     3,973        --          --         3,973             --
   5% Convertible Subordinated
      Notes due 2004                     670        --         670            --             --

Talk America Inc. and other
subsidiaries:
--------------------------------
   Capital lease obligations              73        62          11            --             --
                                   ---------  ---------   ----------   ----------    ------------
                                    $ 87,888    $   62      $  681      $ 87,145         $   --

Operating leases                       4,744     1,626       2,352           619            147

Total Contractual Obligations       $ 92,632    $1,688      $3,033      $ 87,764         $  147

--------------

(1) Excluded from these contractual obligations are various network service agreements for long distance services that contain certain minimum usage commitments. The largest contract establishes pricing and provides for revenue commitments based upon usage of $52 million for the 18 months ended February 2004 and $40 million for the 9 months ended December 2004. This contract obligates the Company to pay 65 percent of the shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2003 - $6.0 million and 2004 - $3.0 million. While the Company anticipates that it will not be required to make any shortfall payments under these contracts as a result of
(1) growth in network minutes, (2) the management of traffic flows on its network, (3) the restructuring of these obligations, and/or (4) the sale of additional minutes of usage from the wholesale or other long distance markets, there can be no assurances that the Company will be successful in its efforts. In addition, these actions will likely cause the Company to experience an increase in per minute network costs.

(2) The 8% Convertible Senior Subordinated Notes include $2.8 million of principal and $1.2 million of future accrued interest (see Note 2 of the Notes to Consolidated Financial Statements).

     The Company relies on internally generated funds and cash and cash equivalents on hand to fund its capital and financing requirements. The Company had $29.0 million of cash and cash equivalents as of March 31, 2003, and $22.9 million as of March 31, 2002.

     Net cash provided by operating activities was $14.6 million for the quarter ended March 31, 2003 as compared to $4.6 million for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, the major contributors to the net cash provided by operating activities were net income of $9.1 million and non-cash charges of $10.1 million, primarily consisting of depreciation and amortization of $4.3 million and deferred income taxes of $5.5 million. Net cash provided by operating activities also consisted of decreases in prepaid expenses of $0.4 million, other assets of $1.1 million, primarily from repayment of a related party loan, and an increase in deferred revenue of $1.1 million for advance customer billings. These amounts were offset by an increase in accounts receivable of $5.3 million, a decrease in other liabilities of $2.6 million, primarily consisting of a reduction of interest payable, and increases in prepaid expenses and other current and non-current assets of $1.5 million. For the quarter ended March 31, 2002, the major contributors to the net cash provided by operating activities were net income of $8.1 million and non-cash charges of $8.7 million, primarily consisting of provision for doubtful accounts of $4.0 million, and depreciation and amortization of $4.4 million. These 2002 amounts were offset by an increase in accounts receivable of $0.6 million and a decrease in accounts payable of $10.3 million.

     Net cash used in investing activities was $3.4 million during the quarter ended March 31, 2003, consisting of capitalized software development costs of $0.7 million and capital expenditures primarily for the purchase of equipment of $2.7 million. Net cash used in investing activities of $0.8 million during the quarter ended March 31, 2002 consisted primarily of capitalized software development costs of $0.6 million. The remaining balance related to purchase of property, equipment and intangibles. The Company expects to incur capital expenditures of between $10 and $12 million and capitalized software development costs of between $2 and $3 million in 2003.

     The FCC has recently concluded its triennial review of local phone competition. Although the text of the order is not yet available, the decision appears to preserve the Company's ability to use UNE-P for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions. Changes to the current rules and regulations or adverse judicial or administrative interpretations and rulings or legislative action relating thereto that result in any curtailment in the availability of or the prices for the local switching UNE could require the Company to significantly increase its capital expenditures. (See "Liquidity and Capital Resources, Other Matters").

     Net cash used in financing activities for the quarter ended March 31, 2003 was primarily attributable to repurchases of $9.4 million of the Company's 12% Senior Subordinated Notes and $3.6 million of the Company's 8% Secured Convertible Notes, respectively, for a total of $10.8 million. The discount from face amount is reported as other income in the consolidated statement of operations for the quarter ended March 31, 2003. In connection with the share buyback program of $10 million or 2,500,000 shares announced in January 2003, cash used in financing activities also consisted of the repurchase of 1,315,789 shares of its common shares from AOL at a per share price of $3.80 (the average closing price for the five days ended January 15, 2003). The aggregate purchase price was approximately $5.0 million. For the quarter ended March 31, 2002, the net cash used in financing activities was primarily attributable to payment of borrowings under the Company's credit facility of $1.3 million, payments under 2011 Convertible Notes of $1.2 million and payments under capital lease obligations.

     The Company generally does not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising the Company's customer base.

OTHER  MATTERS

     The Company's provision of telecommunication services is subject to government regulation. Changes in existing regulations could have a material adverse effect on the Company. The Company's local telecommunication services are provided almost exclusively through the use of RBOC Unbundled Network Elements ("UNE"), and it is primarily the availability of cost-based UNE rates that enables the Company to price its local telecommunications services competitively. On December 12, 2001, the FCC initiated its so-called UNE Triennial Review rulemaking in which it was to review all UNEs and determine whether RBOCs should continue to be required to provide them to competitors. The FCC has recently concluded its Triennial Review of local phone competition. Although the text of the order is not yet available, the decision appears to preserve the Company's ability to use UNE-P for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions. Changes to the current rules and regulations or adverse judicial or administrative interpretations and rulings or legislative action relating thereto that result in any curtailment in the availability of the local switching UNE or increase in costs that RBOCs may charge for such elements would materially impair the Company's ability to provide local telecommunications services. Such changes could eliminate the Company's capability to provide local telecommunications services entirely unless the Company is able to utilize another technology, which may not be available or available on economically feasible terms, or the Company purchases, builds and implements its own local switching network, which would require significant additional capital expenditures by the Company.

     At December 31, 2002, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $262 million. Due to the "change of ownership" provisions of the Internal Revenue Code Section 382, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods if a change of ownership of more than 50% of the value of the Company's stock should occur within a three-year testing period. Many of the changes that affect these percentage change determinations, such as changes in the Company's stock ownership, are outside the Company's control. A more-than-50% cumulative change in ownership for purposes of the Section 382 limitation occurred on August 31, 1998 and October 26, 1999. As a result of such changes, certain of the Company's carryforwards are limited. As of December 31, 2002, approximately $15 million of NOL carryforwards were limited to offset future income. In addition, based on information currently available to the Company, the Company believes that the change of ownership percentage was approximately 38% for the currently applicable three-year testing period. If, during the current three-year testing period, the Company experiences an additional more-than-50% ownership change under Section 382, the amount of the NOL carryforward available to offset future taxable income may be further and substantially reduced. To the extent the Company's ability to use these net operating loss carryforwards against any future income is limited, its cash flow available for operations and debt service would be reduced. There can be no assurance that the Company will realize the full benefit of the carryforwards.

     The Company is party to a number of legal actions and proceedings, including purported class actions, arising from the Company's provision and marketing of telecommunications services, as well as certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. Recently, the Company has been made aware that AOL has agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to the Marketing Agreement. AOL has asserted that the Company is required to indemnify AOL in this matter under the terms of the Marketing Agreement and advised that it will seek such indemnification from the Company. The Company believes that it does not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. The Company intends, if AOL pursues a claim for indemnification under the Marketing Agreement, to defend the claim vigorously. The Company believes that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on the Company's financial condition or results of operations.

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

     Deferred revenue represents the unearned portion of local telecommunication services and features that are billed one month in advance. In addition, deferred revenue at March 31, 2002 included a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. The payment was amortized over the five-year term of the agreement, which expired in October 2002. The amount included in revenue was $1.9 million in the quarter ended March 31, 2002.

     ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. The Company reviews accounts receivable aging trends, historical bad debt trends, and customer credit-worthiness through customer credit scores, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's carriers that pay access charges were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company's accounts receivable balance was $31.0 million, net of allowance for doubtful accounts of $7.3 million, as of March 31, 2003.

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

     SOFTWARE  DEVELOPMENT  COSTS

     Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and are capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software.

     INCOME  TAXES

     Income taxes are accounted for under the asset and liability method. During the quarter ended March 31, 2003, the Company recorded income taxes at a rate equal to the Company's combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, the Company is shielded from paying cash income taxes for several years, other than alternative minimum taxes and some state taxes.

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

     The Company recorded a valuation allowance to reduce its deferred tax assets in an amount that is more likely than not to be realized. The Company provided a valuation allowance of $66.7 million for the net deferred tax assets for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes as of March 31, 2003. In the event the Company were to determine that it would be able to realize all deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. In 2002, as part of the Company's 2003 budgeting process, management evaluated the deferred tax valuation allowance and determined that a portion of this valuation allowance should be reversed, resulting in a non-cash deferred income tax benefit of $22.3 million. Management will evaluate the deferred tax valuation allowance again in 2003 to determine whether the remaining valuation allowance or portion thereof should be reversed.

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

                           PART II - OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

10.1 Employment Agreement between the Company and Helen Manich dated April 14, 2003 (filed herewith).*

10.2 Indemnification Agreement between the Company and Helen Manich dated April 14, 2003 (filed herewith).*

10.3 Amendment to Employment Agreement for Kevin Griffo dated April 10, 2003 (filed herewith).*

10.4 Amendment to Employment Agreement for Warren Brasselle dated May 14, 2002 (filed herewith).*

99.1 Certification of Gabriel Battista Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

99.2 Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

*  Management  contract  or  compensatory  plan  or  arrangement.

(b)     Reports  on  Form  8-K

     The following Current Reports on Form 8-K were filed by the Company during the three months ended March 31, 2003

     1. Current Report on Form 8-K dated January 20, 2003, reporting authorization of a share buyback program and the waiver of certain provisions of the Company's Restructuring Agreement with America Online, Inc.

     2. Current Report on Form 8-K dated February 6, 2003, furnishing the Company's earnings press release for the quarter and year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TALK AMERICA HOLDINGS, INC.

Date:  May  14,  2003                By: /s/ Gabriel Battista
                                        ------------------------
                                     Gabriel  Battista
                                     Chairman of the Board of Directors,
                                     Chief  Executive  Officer  and  Director


Date:  May  14,  2003                By: /s/  David  G.  Zahka
                                        ------------------------
                                     David  G.  Zahka
                                     Chief  Financial  Officer
                                     (Principal  Financial  Officer)


Date:  May  14,  2003                By: /s/  Thomas  M.  Walsh
                                        ------------------------
                                     Thomas  M.  Walsh
                                     Senior  Vice  President  -  Finance
                                     (Principal  Accounting  Officer)

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

May  14,  2003

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

May  14,  2003

/s/  David  G.  Zahka
---------------------
David  G.  Zahka
Chief  Financial  Officer