Form 10-Q
period 2003-06-30
TALK AMERICA HOLDINGS INC
filed 2003-08-13
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0 - 26728

Talk America Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	23-2827736 (I.R.S. Employer Identification No.)

12020 Sunrise Valley Drive, Suite 250, Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)

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

26,351,570 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of August 11, 2003.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Sales	$93,748	$77,673	$181,591	$157,120

Costs and expenses:
Network and line costs	43,268	37,652	87,152	77,871
General and administrative expenses	13,193	13,647	26,658	28,208
Provision for doubtful accounts	2,895	2,801	5,117	6,808
Sales and marketing expenses	10,985	6,913	19,770	12,808
Depreciation and amortization	4,380	4,429	8,688	8,872

Total costs and expenses	74,721	65,442	147,385	134,567

Operating income	19,027	12,231	34,206	22,553

Other income (expense):
Interest income	186	94	295	183
Interest expense	(2,027)	(2,899)	(4,506)	(4,373)
Other income (expense), net	314	(9)	2,465	(816)

Income before provision for income taxes	17,500	9,417	32,460	17,547

Provision for income taxes	6,825	-	12,659	-

Net income	$10,675	$9,417	$19,801	$17,547

Income per share – Basic:
Net income per share	$0.41	$0.35	$0.75	$0.65

Weighted average common shares outstanding	26,226	27,222	26,301	27,204

Income per share – Diluted:
Net income per share	$0.37	$0.30	$0.69	$0.58

Weighted average common and common equivalent shares outstanding	29,563	31,368	29,345	30,382

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,858	$33,588
Accounts receivable, trade (net of allowance for uncollectible accounts of $7,954 and $7,821 at June 30, 2003 and December 31, 2002, respectively)	33,905	27,843
Deferred income taxes	10,653	17,500
Prepaid expenses and other current assets	1,957	2,330

Total current assets	72,373	81,261

Property and equipment, net	64,383	66,915
Goodwill	19,503	19,503
Intangibles, net	5,956	7,379
Deferred income taxes	--	4,800
Other assets	7,103	7,653

	$169,318	$187,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,009	$30,588
Sales, use and excise taxes	12,794	11,439
Deferred revenue	8,707	6,480
Current portion of long-term debt	58	61
Accrued compensation	4,264	5,609
Other current liabilities	7,172	9,013

Total current liabilities	65,004	63,190

Long-term debt:
8% Secured convertible notes due 2006	15,452	30,150
12% Senior subordinated notes due 2007	45,520	65,970
8% Convertible senior subordinated notes due 2007 (includes future accrued interest of $1,086 and $1,216 at June 30, 2003 and December 31, 2002, respectively)	3,908	4,038
5% Convertible subordinated notes due 2004	670	670
Other long-term debt	-	27

Total long-term debt	65,550	100,855

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,351,070 and 27,469,593 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	277	275
Treasury stock - $.01 par value, 1,315,789 shares at June 30, 2003	(5,000)	--
Additional paid-in capital	352,487	351,992
Accumulated deficit	(309,000)	(328,801)

Total stockholders' equity	38,764	23,466

	$169,318	$187,511

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shares	Amount	Total

Balance, December 31, 2002	27,470	$ 275	$ 351,992	$ (328,801)	--	$ --	$ 23,466
Net income	--	--	--	19,801	--	--	19,801
Acquisition of treasury stock	--	--	--	--	1,316	(5,000)	(5,000)
Exercise of common stock options	197	2	495	--	--	--	497

Balance, June 30, 2003	27,667	$ 277	$ 352,487	$ (309,000)	1,316	$ (5,000)	$ 38,764

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$19,801	$17,547
Reconciliation of net income to net cash provided by operating activities:
Provision for doubtful accounts	5,117	6,808
Depreciation and amortization	8,687	8,872
Loss on sale and retirement of assets	16	205
Deferred income taxes	11,647	--
Other non-cash charges (benefits)	(2,602)	128
Changes in assets and liabilities:
Accounts receivable, trade	(11,180)	(3,141)
Prepaid expenses and other current assets	345	(58)
Other assets	1,435	518
Accounts payable and accrued expenses	80	(12,212)
Deferred revenue	2,227	(2,458)
Sales, use and excise taxes	1,354	704
Other liabilities	(1,843)	188

Net cash provided by operating activities	35,084	17,101

Cash flows from investing activities:
Capital expenditures	(4,217)	(2,103)
Capitalized software development costs	(1,388)	(1,120)
Acquisition of intangibles	--	(50)

Net cash used in investing activities	(5,605)	(3,273)

Cash flows from financing activities:
Payments of borrowings	--	(2,685)
Acquisition of convertible debt and senior notes	(32,676)	(1,697)
Payment of capital lease obligations	(31)	(861)
Proceeds from exercise of stock options and warrants	498	17
Repurchase of common stock	(5,000)	--

Net cash used in financing activities	(37,209)	(5,226)

Net increase (decrease) in cash and cash equivalents	(7,730)	8,602
Cash and cash equivalents, beginning of period	33,588	22,100

Cash and cash equivalents, end of period	$25,858	$30,702

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES

(a) Basis of Financial Statements Presentation

The consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly-owned subsidiaries (collectively, "Talk America," "we," "our" and "us"). All intercompany balances and transactions have been eliminated.

The consolidated financial statements and related notes thereto as of June 30, 2003 and for the three and six months ended June 30, 2003 and June 30, 2002 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2002 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(b) Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

-    Failure or difficulties in managing our operations, including attracting and retaining qualified personnel
-    Dependence on the availability and functionality of the networks of the incumbent local exchange carriers as they relate to the unbundled network element platform
-    Increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry, including, but not limited to, in the State of Michigan
-    Interruption or failure of, or failure to manage, our network and technology and information systems
-    Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect the continued availability of the unbundled network element platform of the local exchange carriers network and the costs associated therewith, including but not limited to, in the State of Michigan
-    Failure of the marketing of our bundle of local and long distance services
-    Our failure to be able to expand our active offering of local bundled services in a greater number of states
-    Inability to adapt to technological change
-    Our failure to manage the nonpayment of amounts due to us from our customers from bundled and long distance services
-    Attrition in the number of end users
-    Adverse determinations in certain litigation matters
-    Our failure to provide adequate customer service

Negative developments in these areas could have a material effect on our business, financial condition and results of operations.

NOTE 2. DEBT

(a)  12% Senior Subordinated Notes due 2007 and 8% Convertible Senior Subordinated Notes due 2007

Effective April 4, 2002, we completed the exchange of $57.9 million of the $61.8 million outstanding principal balance of our 4-1/2% Convertible Subordinated Notes due September 15, 2002 ("4-1/2% Convertible Subordinated Notes") into $53.2 million of our new 12% Senior Subordinated PIK Notes due August 2007 ("12% Senior Subordinated Notes") and $2.8 million of our new 8% Convertible Senior Subordinated Notes due August 2007 ("8% Convertible Senior Subordinated Notes") and cash paid of $0.5 million. In addition, we exchanged $17.4 million of the $18.1 million outstanding principal balance of our 5% Convertible Subordinated Notes ("5% Convertible Subordinated Notes") that mature on December 15, 2004 into $17.4 million of the 12% Senior Subordinated Notes.

The 12% Senior Subordinated Notes accrue interest at a rate of 12% per year on the principal amount, payable semiannually on February 15 and August 15, beginning on August 15, 2002. Interest is payable in cash, except that we may, at our option, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment date in additional 12% Senior Subordinated Notes. The 8% Convertible Senior Subordinated Notes accrue interest at a rate of 8% per year on the principal amount, also payable semiannually on February 15 and August 15, and are convertible, at the option of the holder, into common stock at $15.00 per share. The 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes are redeemable at any time at our option at par value plus accrued interest to the redemption date. The AOL Restructuring Agreement discussed below obligates us to redeem 8% Secured Convertible Notes (discussed below) upon the redemption of subordinated debt. As of June 30, 2003, we had $49.5 and $2.8 million principal amount outstanding of the 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes, respectively.

In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," we accounted for the exchange of the 4-1/2% Convertible Subordinated Notes into $53.2 million of the 12% Senior Subordinated Notes and $2.8 million of the 8% Convertible Senior Subordinated Notes as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) was less than the future cash flows to holders of 8% Convertible Senior Subordinated Notes and 12% Senior Subordinated Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on our balance sheet at $57.4 million as long-term debt. We recognized the difference of $1.4 million between principal and the carrying amount as a reduction of interest expense over the life of the new notes.

We reacquired $20.5 million of 12% Senior Subordinated Notes during the six months ended June 30, 2003 at a $2.5 million discount from face amount. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002," we reported the amount of the discount as other income in our consolidated statement of operations. There was no such item in the comparable period.

(b) 5% Convertible Subordinated Notes due 2004

As of June 30, 2003, we had $0.7 million principal amount outstanding of our 5% Convertible Subordinated Notes that mature on December 15, 2004. Interest on these notes is due and payable semiannually on June 15 and December 15. The notes are convertible, at the option of the holder, at a conversion price of $76.14 per share. The 5% Convertible Subordinated Notes are redeemable, in whole or in part at our option, at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter.

(c) 8% Secured Convertible Notes due 2006

In September 2001, we restructured our financial obligations with America Online, Inc. ("AOL") that arose under the Investment Agreement that we entered into on January 5, 1999 and, effective September 30, 2001, also ended our marketing relationship with AOL. In connection with this AOL restructuring, we entered into a Restructuring Agreement with AOL pursuant to which we issued to AOL $54.0 million principal amount of our 8% Secured Convertible Notes due 2006 ("8% Secured Convertible Notes"). The 8% Secured Convertible Notes were issued in exchange for a release of our reimbursement obligations under the Investment Agreement. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid us, at the time of the AOL restructuring, $20.0 million by surrender and cancellation of $20.0 million principal amount of the 8% Secured Convertible Notes delivered to AOL, thereby reducing the outstanding principal amount of the 8% Secured Convertible Notes to $34.0 million.

The 8% Secured Convertible Notes are convertible into shares of our common stock at the rate of $15.00 per share and may be redeemed by us at any time without premium. The 8% Secured Convertible Notes accrue interest at the rate of 8% per year on the principal amount, payable semiannually on January 1 and July 1. The 8% Secured Convertible Notes are guaranteed by our principal operating subsidiaries and are secured by a pledge of the assets of us and our subsidiaries. In addition, AOL, as the holder of the 8% Secured Convertible Notes, entered into an intercreditor agreement with the lender under our existing secured credit facility, which survives the early retirement of our debt under our Senior Credit Facility.

On December 23, 2002, by letter agreement, we amended certain provisions of the Restructuring Agreement with AOL. Pursuant to the amendment, the maturity date for the 8% Secured Convertible Notes issued under the Restructuring Agreement was advanced to September 19, 2006 (four days later than the first date of mandatory redemption at the option of the holder) from 2011, and our right to elect to pay a portion (50%) of the interest on the 8% Secured Convertible Notes in kind rather than in cash was eliminated.

In addition, the amendment provided that certain limitations on our purchase of our outstanding subordinated indebtedness and common stock were amended, to permit us, through September 30, 2003, to: (i) repurchase our outstanding subordinated indebtedness provided we do not pay more than 80% of the face amount and, for every dollar used to repurchase the subordinated indebtedness, we repurchase $0.50 principal amount of 8% Secured Convertible Notes from AOL; and (ii) purchase shares of our common stock, provided we purchase the shares at or below market value and we concurrently purchase an equal number of shares of common stock from AOL. The aggregate amount we could use under the amendment with respect to both the repurchase of our subordinated indebtedness and of common stock could not exceed $10 million.

As a consequence of the December 23, 2002 amendment and our repurchase of $4.1 million of the 8% Secured Convertible Notes in the fourth quarter of 2002, we recorded a gain of $28.9 million from the decrease in the future accrued interest relating to the 8% Secured Convertible Notes,. This gain was reflected as a $28.9 million reduction in long-term debt. As a further consequence, we began recording the interest expense associated with the 8% Secured Convertible Notes in our consolidated statement of operations.

During the six months ended June 30, 2003, we repurchased $14.7 million of the 8% Secured Convertible Notes. In addition, we purchased 1,315,789 of our common shares from AOL at a per share price of $3.80, the average closing price for the five days ended January 15, 2003.

NOTE 3. LEGAL PROCEEDINGS

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services, as well as certain legal actions and regulatory matters arising in the ordinary course of business. We have been made aware that AOL has agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to the Telecommunications Marketing Agreement, by and between us and AOL, dated as of February 22, 1997, as amended through September 19, 2001. AOL has asserted that we are required to indemnify AOL in this matter under the terms of the marketing agreement and advised that it will seek such indemnification from us. We believe that we do not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. It is our intention, if AOL pursues a claim for indemnification under the marketing agreement, to defend against the claim vigorously. We believe that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on our financial condition or results of operations.

NOTE 4. STOCK-BASED COMPENSATION

The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and includes pro forma net loss as if the fair value based method of accounting had been applied:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income as reported	$10,675	$9,417	$19,801	$17,547
Stock-based employee compensation expense included in reported net income	--	--	--	--
Total stock-based employee compensation expense determined under fair value based method for all options	314	1,324	559	2,569

Pro forma net income	$10,361	$8,093	$19,242	$14,978

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Basic earnings per share:
As reported	$0.41	$0.35	$0.75	$0.65
Pro forma	$0.40	$0.30	$0.73	$0.55
Diluted earnings per share:
As reported	$0.37	$0.30	$0.69	$0.58
Pro forma	$0.36	$0.26	$0.66	$0.49

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The fair value of the options granted has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the following assumptions:

•   Fair market value based on our closing common stock price on the date the option is granted;
•   Risk-free interest rate based on the weighted averaged 5 year U.S. treasury note strip rates;
•   Volatility based on the historical stock price over the expected term (5 years);
•   No expected dividend yield based on future dividend payment plans.

NOTE 5. PER SHARE DATA

Basic earnings per common share for a fiscal period is calculated by dividing net income by the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per common share is calculated by adjusting the weighted average number of common shares outstanding and the net income during the fiscal period for the assumed conversion of all potentially dilutive stock options, warrants and convertible bonds (and assuming that the proceeds hypothetically received from the exercise of dilutive stock options are used to repurchase our common stock at the average share price during the fiscal period). For the diluted earnings calculation, we also adjust the net income by the interest expense on the convertible bonds assumed to be converted. Income per share is computed as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income used to compute basic earnings per share	$10,675	$9,417	$19,801	$17,547
Interest expense on convertible bonds, net of tax affect	183	80	366	94

Net income used to compute diluted earnings per share	$10,858	$9,497	$20,167	$17,641

Average shares of common stock outstanding used to compute basic earnings per share	26,226	27,222	26,300	27,204
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	3,336	4,146	3,045	3,178

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,562	31,368	29,345	30,382

Income per share – Basic:
Net income per share	$0.41	$0.35	$0.75	$0.65

Weighted average common shares outstanding	26,226	27,222	26,300	27,204

Income per share – Diluted:
Net income per share	$0.37	$0.30	$0.69	$0.58

Weighted average common and common equivalent shares outstanding	29,562	31,368	29,345	30,382

* The diluted share basis for the three months ended June 30, 2003 and 2002, excludes 5 and 62 shares, respectively, and for the six months ended June 30, 2003 and 2002 excludes 10 and 62 shares, respectively, associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended June 30, 2003 and 2002 excludes 1,305 and 4,906 shares, respectively, and for the six months ended June 30, 2003 and 2002 excludes 1,595 and 4,907 shares, respectively, associated with the options and warrants due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed March 31, 2003 and any subsequent filings. Certain of the statements contained herein may be considered forward-looking statements. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

Forward-looking statements involve risks and uncertainties and our actual results could differ materially from our expectations. In addition to those factors discussed in our Annual Report on Form 10-K filed March 31, 2003, our other filings with the Securities and Exchange Commission and below in the following discussion, we discuss important factors that could cause such actual results to differ materially in Note 1 of the Notes to Consolidated Financial Statements, above.

OVERVIEW

We offer a bundle of local and long distance telephone services to residential and small business customers in the United States. We deliver value in the form of savings, simplicity and quality service to our customers. Local phone services include local dial tone, various local calling plans that include free member-to-member calling, and a variety of features such as caller identification, call waiting and three-way calling. Long distance phone services include traditional 1+ long distance, international and calling cards.

We have developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems. These proprietary systems, along with attractive wholesale pricing, enable us to offer savings through competitively priced service plans, high-quality service and simplicity through consolidated billing and responsive customer care. We use the unbundled network element platform of the incumbent local exchange companies network to provide local services and our nationwide network to provide long distance services. The Federal Communications Commission, or FCC, concluded its triennial review of local phone competition in February 2003. Although the text of the order is not yet available, the decision appears to preserve our ability to use the unbundled network element platform for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain of our financial data as a percentage of sales:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	46.2	48.5	48.0	49.6
General and administrative expenses	14.1	17.6	14.7	17.9
Provision for doubtful accounts	3.1	3.6	2.8	4.3
Sales and marketing expenses	11.7	8.9	10.9	8.2
Depreciation and amortization	4.6	5.7	4.8	5.6

Total costs and expenses	79.7	84.3	81.2	85.6

Operating income	20.3	15.7	18.8	14.4
Other income (expense):
Interest income	0.2	0.1	0.2	0.1
Interest expense	(2.1)	(3.7)	(2.5)	(2.8)
Other, net	0.3	--	1.4	(0.5)

Income before income taxes	18.7	12.1	17.9	11.2
Provision for income taxes	7.3	--	7.0	--

Net income	11.4%	12.1%	10.9%	11.2%

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

Sales. Sales increased by 20.7% to $93.7 million for the quarter ended June 30, 2003 from $77.7 million for the quarter ended June 30, 2002. The increase in sales is due to higher bundled sales that were offset by lower long distance sales. The lower long distance sales resulted from our continued focus on bundled services and significantly reduced sales and marketing related to the long distance product.

Our bundled sales for the quarter ended June 30, 2003 were $67.6 million as compared to $39.4 million for the quarter ended June 30, 2002. The increase in sales was due to higher average bundled lines in 2003 as compared to 2002, partially offset by lower average monthly revenue per customer. During the second quarter 2003, we began collecting intrastate access fees and reciprocal compensation from certain incumbent local exchange carriers and, in addition, we were able to recognize and collect $0.9 million of intrastate access fees and reciprocal compensation related to prior period usage. These are included in bundled revenues for the second quarter 2003. The quarter ended June 30, 2003 also reflected both growth in bundled lines and a reduction in customer turnover as compared to the quarter ended June 30, 2002. We had approximately 443,000 bundled lines at June 30, 2003 as compared to approximately 244,000 bundled lines at June 30, 2002. Approximately 301,000 of the bundled lines at June 30, 2003 were in Michigan. Long-term growth in revenues will depend upon our ability to develop and scale various marketing programs in additional states or areas, maintain or reduce the current level of customer turnover and maintain operating efficiencies.

Our long distance sales decreased to $26.1 million for the quarter ended June 30, 2003 from $38.3 million for the quarter ended June 30, 2002. Our decision to focus on the bundled product, together with customer turnover, contributed to the decline in long distance customers and revenues and was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue so long as we continue to focus our marketing efforts on the bundled product. Long distance revenues for the quarter ended June 30, 2002 included non-cash amortization of deferred revenue of $1.9 million related to a telecommunications service agreement entered into in 1997. Deferred revenue relating to this agreement had been amortized over a five-year period. The agreement and related amortization terminated in October 2002.

During 2003, we have increased certain fees and rates related to our long distance and bundled products and such changes in rates and bill presentation may adversely impact customer turnover. Also during the quarter ended June 30, 2003, the Federal Communications Commission adopted rules and regulations governing the creation and enforcement of national "do not call" databases that could affect our ability to outbound telemarket, which is currently one of our important sales channels. Full compliance with the new rules and regulations is required by October 1, 2003.

Network and Line Costs. Network and line costs increased by 14.9% to $43.3 million for the quarter ended June 30, 2003 from $37.7 million for the quarter ended June 30, 2002. The increase in costs was primarily due to an increase in bundled customers, partially offset by a decrease in long distance customers and favorable resolution of disputes with vendors. As a percentage of sales, network and line costs decreased to 46.2% for the quarter ended June 30, 2003, as compared to 48.5% for the quarter ended June 30, 2002. The lower total network and line costs as a percentage of sales were due primarily to a decrease in the bundled network and line costs as a percentage of sales. This decrease was partially offset by a shift in the mix of our sales to the higher cost bundled product. Bundled network and line costs as a percentage of sales decreased to 47.3% for the quarter ended June 30, 2003, as compared to 53.4% for the quarter ended June 30, 2002. Long distance network and line costs as a percentage of sales decreased to 43.1% for the quarter ended June 30, 2003, as compared to 43.4% for quarter ended June 30, 2002. Network and line costs for the quarter ended June 30, 2003 included vendor billing credits for disputed amounts of approximately $2.9 million as compared to approximately $2.1 million for the quarter ended June 30, 2002. It is our policy to record network and line costs as billed and to record credits from certain disputes when received.

There are several factors that could cause network and line costs as a percentage of sales to increase in the future, including:

•   adverse changes to the current rules and regulations or adverse judicial or administrative interpretations and rulings or legislative action relating to:
-   the FCC's triennial review of local phone competition concluded in February 2003 and the pending market-by-market analyses by the respective state commissions, or
-   prices we pay to the incumbent local exchange carriers for use of unbundled network elements and the unbundled network elements platform,
•   greater absorption of fixed network costs as our long distance customer base declines, and
•   certain minimum network service commitments relating to our long distance network.

Changes in the pricing of our service plans could also cause network and line costs as a percentage of sales to change in the future. See our discussion under "Liquidity and Capital Resources, Other Matters", below.

General and Administrative Expenses. General and administrative expenses decreased by 3.3% to $13.2 million, or 14.1% of sales, for the quarter ended June 30, 2003 from $13.6 million, or 17.6% of sales, for the quarter ended June 30, 2002. The overall decrease in general and administrative expenses was primarily due to reduced collection costs and, as a percentage of sales, was primarily due to the growth in sales.

Provision for Doubtful Accounts. Provision for doubtful accounts increased by 3.4% to $2.9 million for the quarter ended June 30, 2003 from $2.8 million for the same quarter last year, and, as a percentage of sales, decreased to 3.1% as compared to 3.6% for the quarter ended June 30, 2002. The provision for doubtful accounts for the quarter ended June 30, 2002 reflected a benefit from the reversal of the reserve for doubtful accounts of $0.5 million due to better than expected collections experience on outstanding accounts receivable at year-end 2001. The benefits of our actions to reduce bad debt expense and improve the overall credit quality of our customer base are reflected in the lower bad debt expense as a percentage of sales for the quarter ended June 30, 2003. In general, we believe that bad debt expense as a percentage of sales of our long distance customers is lower than that of our bundled customers because of the relatively greater maturity of the long distance customer base.

Sales and Marketing Expenses. During the quarter ended June 30, 2003, we incurred $11.0 million of sales and marketing expenses as compared to $6.9 million for the quarter ended June 30, 2002, a 58.9% increase, and, as a percentage of sales, an increase to 11.7% as compared to 8.9% for the quarter ended June 30, 2002. The increase in expense is primarily attributable to increased levels of sales and marketing activity to continue our bundled sales growth. Currently, substantially all of our sales and marketing expenses relate to the bundled product. We expect sales and marketing expenses to continue to increase in 2003 as we continue to target growth in the bundled product and invest in the development of our marketing programs.

Depreciation and Amortization. Depreciation and amortization was $4.4 million for the quarters ended June 30, 2003 and 2002, respectively, and, as a percentage of sales, decreased to 4.6% for the quarter ended June 30, 2003 as compared to 5.7% for the quarter ended June 30, 2002.

Interest Income. Interest income was $0.2 million for the quarter ended June 30, 2003 as compared to $0.1 million for the quarter ended June 30, 2002.

Interest Expense. Interest expense was $2.1 million for the quarter ended June 30, 2003 as compared to $2.9 million for the quarter ended June 30, 2002. The decrease is primarily due to the repurchase of our 12% Senior Subordinated Notes and 8% Secured Convertible Notes and the retirement on October 4, 2002 by our principal operating subsidiaries, prior to maturity, of all their debt outstanding under the Senior Credit Facility Agreement between our subsidiaries and MCG Finance Corporation. As a result of the restructuring agreement with AOL on December 23, 2002, we recorded interest expense associated with the 8% Secured Convertible Notes on our consolidated statement of operations for the quarter ended June 30, 2003, partially offsetting the decrease due to lower outstanding debt.

Other Income and Expense, Net. Net other income was $0.3 million for the quarter ended June 30, 2003. The amount for the quarter ended June 30, 2003 consists of gains from the repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par.

Provision for Income Taxes. For the quarter ended June 30, 2003, we recorded income tax expense of $6.8 million, an effective tax rate of 39%, but, as a result of the application of net operating loss carryforwards, we need only pay accrued alternative minimum taxes and state income taxes of $0.7 million for income earned in the quarter ended June 30, 2003. At June 30, 2002, since the amounts and extent of our future earnings were not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", we had a full valuation allowance on the net deferred tax assets and, as a result, reflected no provision for income taxes on our statement of operations. In the fourth quarter of 2002, as part of our 2003 budgeting process, management evaluated the deferred tax valuation allowance and determined that a portion of the valuation allowance should be reversed and as a result we recognized a non-cash deferred income tax benefit in the fourth quarter of 2002 of $22.3 million. Our management will review the valuation allowance during the third quarter 2003 to determine whether the remaining valuation allowance or a portion thereof should be reversed. There can be no assurances that we will realize the full benefit of the net operating loss carryforwards on future taxable income generated by us due to the "change of ownership" provisions of the Internal Revenue Code Section 382 (see our discussion under "Liquidity and Capital Resources, Other Matters", below).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Sales. Sales increased by 15.6% to $181.6 million for the six months ended June 30, 2003 from $157.1 million for the six months ended June 30, 2002. The increase in sales is due to higher bundled sales that were offset by lower long distance sales. The lower long distance sales resulted from our continued focus on bundled services and significantly reduced sales and marketing related to the long distance product.

Our bundled sales for the six months ended June 30, 2003 were $127.8 million as compared to $74.8 million for the six months ended June 30, 2002. The increase in sales was due to higher average bundled lines in 2003 as compared to 2002, partially offset by lower average monthly revenue per customer. During the second quarter 2003, we began collecting intrastate access fees and reciprocal compensation from certain incumbent local exchange companies and in addition, we were able to recognize and collect $0.5 million of intrastate access fees and reciprocal compensation related to prior period usage. These are included in bundled revenues for the second quarter 2003.

Our long distance sales decreased to $53.8 million for the six months ended June 30, 2003 from $74.8 million for the six months ended June 30, 2002. Our decision to focus on the bundled product, together with customer turnover, contributed to the decline in long distance customers and revenues. We expect this decline in long distance customers and revenues to continue so long as we continue to focus our marketing efforts on the bundled product. Long distance revenues for the six months ended June 30, 2002 included non-cash amortization of deferred revenue of $3.7 million related to a telecommunications service agreement entered into in 1997 that terminated in October 2002.

Network and Line Costs. Network and line costs increased by 11.9% to $87.2 million for the six months ended June 30, 2003 from $77.9 million for the six months ended June 30, 2002. The increase in costs was primarily due to an increase in bundled customers, partially offset by a decrease in long distance customers and favorable resolution of disputes with vendors. As a percentage of sales, network and line costs decreased to 48.0% for the six months ended June 30, 2003, as compared to 49.6% for the six months ended June 30, 2002. The lower total network and line costs as a percentage of sales were due primarily to a decrease in the bundled network and line costs as a percentage of sales. This decrease was partially offset by a shift in the mix of our sales to the higher cost bundled product. Bundled network and line costs as a percentage of sales decreased to 50.2% for the six months ended June 30, 2003, as compared to 58.3% for the six months ended June 30, 2002. Long distance network and line costs as a percentage of sales increased to 42.8% for the six months ended June 30, 2003, as compared to 41.6% for six months ended June 30, 2002. We benefited from the favorable resolution of disputes with vendors in the normal course of business during the six months ended June 30, 2003 and the six months ended June 30, 2002. It is our policy to record network and line costs as billed and to record credits from certain disputes when received.

General and Administrative Expenses. General and administrative expenses decreased by 5.5% to $26.7 million, or 14.7% of sales, for the six months ended June 30, 2003 from $28.2 million, or 17.8% of sales, for the six months ended June 30, 2002. The overall decrease in general and administrative expenses was primarily due to lower collection costs and, as a percentage of sales, was primarily due to the growth in sales while maintaining overall general and administrative expenses at the June 30, 2002 level.

Provision for Doubtful Accounts. Provision for doubtful accounts decreased by 24.8% to $5.1 million for the six months ended June 30, 2003 from $6.8 million for the same six months last year, and, as a percentage of sales, decreased to 2.8% as compared to 4.3% for the six months ended June 30, 2002. The provision for doubtful accounts for the six months ended June 30, 2002 reflected a benefit from the reversal of the reserve for doubtful accounts of $1.5 million due to better than expected collections experience on outstanding accounts receivable at year-end 2001. The decrease in bad debt expense as a percentage of sales was due to improvement in the overall credit quality of our customer base and an increase in our collections of past due amounts.

Sales and Marketing Expenses. During the six months ended June 30, 2003, we incurred $19.8 million of sales and marketing expenses as compared to $12.8 million for the six months ended June 30, 2002, a 54.4% increase, and, as a percentage of sales, an increase to 10.9% as compared to 8.2% for the six months ended June 30, 2002. The increase in expense is primarily attributable to increased levels of sales and marketing activity to continue our bundled sales growth.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2003 was $8.7 million, a decrease of $0.2 million compared to $8.9 million for six months ended June 30, 2002, and, as a percentage of sales, decreased to 4.8% as compared to 5.6% for the six months ended June 30, 2002.

Interest Income. Interest income was $0.3 million for the six months ended June 30, 2003 as compared to $0.2 million for the six months ended June 30, 2002.

Interest Expense. Interest expense was $4.5 million for the six months ended June 30, 2003 as compared to $4.4 million for the six months ended June 30, 2002. The increase is due to higher interest expense associated with the issuance of our 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes issued in connection with the exchange offer completed on April 4, 2002 (see Note 2 of Notes to Consolidated Financial Statements). In addition, as a result of the restructuring agreement with AOL on December 23, 2002, we began recording the interest expense associated with the 8% Secured Convertible Notes on our consolidated statement of operations during the first six months ended June 30, 2003. There was no interest expense recorded with respect to the 8% Secured Convertible Notes in the six months ended June 30, 2002, as the notes were accounted for as a troubled debt restructuring. The increase was partially offset by the retirement on October 4, 2002 by our principal operating subsidiaries, prior to maturity, of all their debt outstanding under the Senior Credit Facility Agreement between our subsidiaries and MCG Finance Corporation and by our repurchase of 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes.

Other Income and Expense, Net. Net other income was $2.5 million for the six months ended June 30, 2003 compared to net other expense of $0.8 million for the six months ended June 30, 2002. The amount for the six months ended June 30, 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par. The amount for the six months ended June 30, 2002 primarily consisted of costs in connection with the restructuring of our convertible subordinated notes (see Note 2 of Notes to Consolidated Financial Statements).

Provision for Income Taxes. For the six months ended June 30, 2003, we recorded income tax expense of $12.7 million, an effective tax rate of 39%, but as a result of the application of net operating loss carryforwards, we need only pay accrued alternative minimum taxes and state income taxes of $1.0 million for income earned in the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements arise primarily from our subsidiaries' operational needs, our subsidiaries' capital expenditures and our debt service obligations. Since we conduct all of our operations through our subsidiaries, primarily Talk America Inc., we rely on dividends, distributions and other payments from our subsidiaries to fund our obligations.

Our contractual obligations as of June 30, 2003 are summarized by years to maturity as follows (in thousands):

Contractual Obligations (1)	Total	1 year or less	2 – 3 Years	4 – 5 Years	Thereafter

Talk America Holdings, Inc.:

8% Secured Convertible Notes due 2006	$15,452	$--	$--	$15,452	$--
12% Senior Subordinated Notes due 2007	45,520	--	--	45,520	--
8% Convertible Senior Subordinated Notes due 2007 (2)	3,908	--	--	3,908	--
5% Convertible Subordinated Notes due 2004	670	--	670	--	--

Talk America Inc. and other subsidiaries:

Capital lease obligations	58	58	--	--	--

	$65,608	$58	$670	$64,880	$--

Operating leases	4,337	1,596	2,097	644	--

Total Contractual Obligations	$69,945	$1,654	$2,767	$65,524	$--

________

(1) Excluded from these contractual obligations are various network service agreements for long distance services that contain certain minimum usage commitments. The largest contract establishes pricing and provides for revenue commitments based upon usage of $52 million for the 18 months ended February 2004 and $40 million for the 9 months ended December 2004. This contract obligates us to pay 65 percent of the shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2003 - $6.0 million and 2004 - $3.0 million. While we anticipate that we will not be required to make any shortfall payments under these contracts as a result of (1) growth in network minutes, (2) the management of traffic flows on our network, (3) the restructuring of these obligations, and/or (4) the sale of additional minutes of usage from the wholesale or other long distance markets, there can be no assurances that we will be successful in our efforts. As a result of the foregoing we will likely experience an increase in per minute network costs.

(2) The 8% Convertible Senior Subordinated Notes include $2.8 million of principal and $1.1 million of future accrued interest (see Note 2 of the Notes to Consolidated Financial Statements).

We rely on internally generated funds and cash and cash equivalents on hand to fund our capital and financing requirements. We had $25.9 million of cash and cash equivalents as of June 30, 2003, and $30.7 million as of June 30, 2002.

Net cash provided by operating activities was $35.1 million for the six months ended June 30, 2003 as compared to $17.1 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, the major contributors to the net cash provided by operating activities were net income of $19.8 million and non-cash charges of $22.9 million, primarily consisting of depreciation and amortization of $8.7 million, and deferred income taxes of $11.6 million. Net cash provided by operating activities also consisted of a decrease in other assets of $1.4 million, primarily from repayment of a related party loan, and an increase in deferred revenue of $1.1 million for advance customer billings. These amounts were offset by an increase in accounts receivable of $11.2 million, and a decrease in other liabilities of $1.8 million, primarily consisting of a reduction of interest payable. For the six months ended June 30, 2002, the major contributors to the net cash provided by operating activities were net income of $17.5 million and non-cash charges of $16.0 million, primarily consisting of provision for doubtful accounts of $6.8 million, and depreciation and amortization of $8.9 million. These 2002 amounts were offset by an increase in accounts receivable of $3.1 million and a decrease in accounts payable of $12.2 million.

Net cash used in investing activities was $5.6 million during the six months ended June 30, 2003, consisting of capitalized software development costs of $1.4 million and capital expenditures primarily for the purchase of equipment of $4.2 million. Net cash used in investing activities of $3.3 million during the six months ended June 30, 2002 consisted primarily of capitalized software development costs of $1.1 million. The remaining balance related to purchases of property, equipment and intangibles. For 2003, we expect to incur aggregate capital expenditures of approximately $12 million and capitalized software development costs of between $2 and $3 million.

The FCC concluded its triennial review of local phone competition in February 2003. Although the text of the order is not yet available, the decision appears to preserve our ability to use the unbundled network element platforms from the incumbent local exchange carriers for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions. Changes to the current rules and regulations or adverse judicial or administrative interpretations and rulings or legislative action relating thereto that result in any curtailment in the availability of or the prices for the local switching of the unbundled network element could require us to significantly increase our capital expenditures. (See " Other Matters", below).

Net cash used in financing activities for the six months ended June 30, 2003 was primarily attributable to our repurchases of $20.5 million of our 12% Senior Subordinated Notes and $14.7 million of our 8% Secured Convertible Notes, respectively, for a total of $35.2 million. The discount from face amount is reported as other income in the consolidated statement of operations for the six months ended June 30, 2003. In connection with the share buyback program of $10 million or 2,500,000 shares announced in January 2003, cash used in financing activities also consisted of the repurchase of 1,315,789 shares of our common shares from AOL at a per share price of $3.80 (the average closing price for the five days ended January 15, 2003). The aggregate purchase price was approximately $5.0 million. We also realized proceeds of $0.5 million from the exercise of stock options. For the six months ended June 30, 2002, the net cash used in financing activities was primarily attributable to payment of borrowings under our credit facility of $2.5 million, payments under the 8% Secured Convertible Notes of $1.2 million, payments in connection with exchange of our 4 1/2% Convertible Subordinated Notes due in September 2002 of $0.5 million and payments under capital lease obligations.

In the third quarter of 2003 through August 12, 2003, we have reacquired: (i) an additional $3.0 million of 12% Senior Subordinated Notes at a $4,000 discount from face amount, leaving $42.5 million principal amount of the 12% Senior Subordinated Notes outstanding, and (ii) an additional $3.0 million of 8% Secured Convertible Notes at par, leaving outstanding $12.5 million principal amount of the 8% Secured Convertible Notes.

We generally do not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising our customer base.

Other Matters

Our provision of telecommunication services is subject to government regulation. Changes in existing regulations could have a material adverse effect on us. Our local telecommunication services are provided almost exclusively through the use of the unbundled network elements from the incumbent local exchange carriers, and it is primarily the availability of cost-based unbundled network element, or UNE, rates that enables us to price our local telecommunications services competitively. On December 12, 2001, the FCC initiated its so-called UNE Triennial Review rulemaking in which it was to review all UNEs and determine whether the incumbent local exchange carriers should continue to be required to provide them to competitors. The FCC concluded its Triennial Review of local phone competition in February 2003. Although the text of the order is not yet available, the decision appears to preserve our ability to use UNE-P for the provision of bundled telecommunications services pending further market-by-market analyses by the respective state commissions. Changes to the current rules and regulations or adverse judicial or administrative interpretations and rulings or administrative or legislative action relating thereto that result in any curtailment in the availability of the local switching UNE or increase in costs that ILECs may charge for such elements would materially impair our ability to provide local telecommunications services. Such changes could eliminate our capability to provide local telecommunications services entirely unless we are able to utilize another technology, which may not be available or available on economically feasible terms, or we purchase, build and implement our own local switching network, which would require us to spend significant additional capital expenditures.

At December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $262 million. Due to the "change of ownership" provisions of the Internal Revenue Code Section 382, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods if a change of ownership of more than 50% of the value of our stock should occur within a three-year testing period. Many of the changes that affect these percentage change determinations, such as changes in our stock ownership, are outside our control. A more-than-50% cumulative change in ownership for purposes of the Section 382 limitation occurred on August 31, 1998 and October 26, 1999. As a result of such changes, usage of certain of our carryforwards is limited. As of December 31, 2002, approximately $15 million of net operating loss carryforwards were limited to offset future income. We will review the remaining valuation reserve on deferred taxes in the third quarter of 2003. In addition, based on information we currently have available, we believe that the change of ownership percentage was approximately 38% for the currently applicable three-year testing period. If, during the current three-year testing period, we experience an additional more-than-50% ownership change under Section 382, the amount of the net operating loss carryforward available to offset future taxable income may be further and substantially reduced. To the extent our ability to use these net operating loss carryforwards against any future income is limited, our cash flow available for operations and debt service would be reduced. There can be no assurance that we will realize the full benefit of the carryforwards.

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services, as well as certain legal actions and regulatory matters arising in the ordinary course of business. We have been made aware that AOL has agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to our former marketing agreement, as it had been amended through September 19, 2001. AOL has asserted that we are required to indemnify AOL in this matter under the terms of the marketing agreement and advised that it will seek such indemnification from us. We believe that we do not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. It is our intention, if AOL pursues a claim for indemnification under the marketing agreement, to defend the claim vigorously. We believe that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on our financial condition or results of operations.

While we believe that we have access to new capital in the public or private markets to fund our ongoing cash requirements, there can be no assurance as to the timing, amounts, terms or conditions of any such new capital or whether it could be obtained on terms acceptable to us. We anticipate that our cash requirements will generally be met from our cash-on-hand and from cash generated from operations. Based on our current projections for operations, we believe that our cash-on-hand and our cash flow from operations will be sufficient to fund our currently contemplated capital expenditures, our debt service obligations, and the expenses of conducting our operations for at least the next twelve months. However, there can be no assurance that we will be able to realize our projected cash flows from operations, which is subject to the risks and uncertainties discussed above, or that we will not be required to consider capital expenditures in excess of those currently contemplated, as discussed above.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, goodwill and intangible assets, income taxes, contingencies and litigation. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recognition of Revenue

We derive our revenues from local and long distance phone services, primarily local services bundled with long distance services, long distance services, inbound toll-free service and dedicated private line services for data transmission. We also derive revenues from access fees and reciprocal compensation from traffic terminated on our customers’ lines. We recognize revenue from voice, data and other telecommunications related services in the period in which subscriber uses the related service.

Deferred revenue represents the unearned portion of local telecommunication services and features that are billed one month in advance. In addition, deferred revenue at June 30, 2002 included a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. The payment was amortized over the five-year term of the agreement, which expired in October 2002. The amount included in revenue was $1.9 million in the six months ended June 30, 2002.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. We review accounts receivable aging trends, historical bad debt trends, and customer credit-worthiness through customer credit scores, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the carriers that pay us access charges were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $33.9 million, net of allowance for doubtful accounts of $8.0 million, as of June 30, 2003.

Valuation of Long-Lived Assets and Intangible Assets with a Definite Life

We review the recoverability of the carrying value of long-lived assets, including intangibles with a definite life, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from them. Factors we consider important that could trigger an impairment review include the following:

-    Significant underperformance relative to historical or projected future operating results
-    Significant changes in the manner of our use of the acquired assets or the strategy for our overall business
-    Significant negative industry or economic trends
-    Significant decline in our stock price for a sustained period and market capitalization relative to net book value

If this comparison indicates there is impairment, the amount of the impairment loss to be recorded is calculated by the excess of the net assets’ carrying value over its fair value and is typically calculated using discounted expected future cash flows.

Goodwill

Goodwill represents the cost in excess of net assets of acquired companies. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill (comprised of goodwill acquired in the Access One acquisition in August 2000) will not be amortized, but rather will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Prior to January 1, 2002, goodwill and intangibles were amortized on a straight-line basis over periods ranging from 5 years to 15 years. Impairment testing for goodwill is performed at a reporting unit level; we determined that we have one reporting unit under the guidance of SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with long-lived assets and intangible assets with a definite life. Based on our annual impairment testing performed during the quarter ended June 30, 2003, goodwill is not impaired as of June 30, 2003.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. During the six months ended June 30, 2003, we recorded income taxes at a rate equal to our combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, we are shielded from paying cash income taxes for several years, other than alternative minimum taxes and some state taxes.

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

We recorded a valuation allowance to reduce our deferred tax assets in an amount that is more likely than not to be realized. We provided a valuation allowance of $66.7 million for the net deferred tax assets for the estimated future tax effects attributable to temporary differences between the basis of assets and liabilities for financial and tax reporting purposes as of June 30, 2003. In the event we were to determine that we would be able to realize all deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. In 2002, as part of our 2003 budgeting process, management evaluated the deferred tax valuation allowance and determined that a portion of this valuation allowance should be reversed, resulting in a non-cash deferred income tax benefit of $22.3 million. Management will evaluate the deferred tax valuation allowance again in the third quarter 2003 to determine whether the remaining valuation allowance or portion thereof should be reversed.

Legal Proceedings

We are a party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services, as well as certain legal actions and regulatory matters arising in the ordinary course of business. Management's current estimated range of liability related to some of the pending litigation is based on claims for which management can estimate the amount and range of loss. We recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially affect our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

In the normal course of business, our financial position is subject to a variety of risks, such as the collectibility of our accounts receivable and the receivability of the carrying values of our long-term assets. Our long-term obligations consist primarily of long term debt with fixed interest rates. We do not presently enter into any transactions involving derivative financial instruments for risk management or other purposes.

Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.

Item 4. Controls and Procedures

As of June 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Since the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 18, 2003. Three proposals were voted upon at the meeting: (1) the election of two directors, (2) the ratification of the appointment of PricewaterhouseCoopers LLP as the independent certified public accountants for 2003, and (3) the approval of the adoption of the 2003 Long Term Incentive Plan. The votes for each proposal were as follows:

•    For the election of Arthur Marks as director, there were 21,005,587 votes cast for, 0 votes cast against and 486,025 abstentions and broker non-votes.
•    For the election of Edward B. Meyercord, III as director, there were19,205,921 votes cast for, 0 votes cast against and 2,285,621 abstentions and broker non-votes.
•    For the ratification of PricewaterhouseCoopers LLP as independent auditors, there were 21,280,424 votes cast for, 158,641 votes cast against and 52,547 abstentions and broker non-votes.
•    For the approval of the 2003 Long Term Incentive Plan, there were 18,140,652 votes cast for, 3,273,517 votes cast against and 77,442 abstentions and broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1    Talk America Holdings, Inc. 2003 Long Term Incentive Plan (incorporated by reference to Exhibit B of the Definitive Proxy Statement of Talk America filed on May 6, 2003).

31.1    Certification of  Gabriel  Battista Pursuant to  18 U.S.C.  Section 1350, as Adopted  Pursuant to  Section 302 of the  Sarbanes-Oxley Act of 2002 (filed herewith).

31.2    Certification  of  David G. Zahka Pursuant  to 18 U.S.C. Section 1 350, as Adopted  Pursuant to  Section 302  of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1    Certification of Gabriel Battista Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

32.2    Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

(b)   Reports on Form 8-K

The following Current Reports on Form 8-K were filed by us during the three months ended June 30, 2003:

1.  Current Report on Form 8-K dated April 15, 2003, announcing our 2003 Annual Meeting of Stockholders to be held on June 18, 2003.

2.  Current Report on Form 8-K dated April 29, 2003, furnishing our earnings press release for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALK AMERICA HOLDINGS, INC.

Date: August 12, 2003	By: /s/ Gabriel Battista
Gabriel Battista Chairman of the Board of Directors, Chief Executive Officer and Director

Date: August 12, 2003	By: /s/ David G. Zahka
David G. Zahka Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2003	By: /s/ Thomas M. Walsh
Thomas M. Walsh Senior Vice President - Finance (Principal Accounting Officer)

