Form 10-Q
period 2003-09-30
TALK AMERICA HOLDINGS INC
filed 2003-11-12
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

26,407,864 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of November 10, 2003.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Sales	$99,929	$79,133	$281,520	$236,253

Costs and expenses:
Network and line costs	46,033	37,792	133,185	115,663
General and administrative expenses	14,994	11,958	41,652	40,166
Provision for doubtful accounts	3,444	2,190	8,561	8,998
Sales and marketing expenses	13,388	6,829	33,159	19,637
Depreciation and amortization	4,450	4,611	13,137	13,483

Total costs and expenses	82,309	63,380	229,694	197,947

Operating income	17,620	15,753	51,826	38,306

Other income (expense):
Interest income	42	299	337	482
Interest expense	(1,560)	(2,568)	(6,066)	(6,941)
Other income (expense), net	4	(106)	2,469	(922)

Income before provision for income taxes	16,106	13,378	48,566	30,925
Provision for income taxes (benefit)	(35,460)	--	(22,801)	--

Net income	$51,566	$13,378	$71,367	30,925

Income per share – Basic:
Net income per share	$1.96	$0.49	$2.71	$1.14

Weighted average common shares outstanding	26,367	27,243	26,325	27,217

Income per share – Diluted:
Net income per share	$1.74	$0.42	$2.45	$1.00

Weighted average common and common equivalent shares outstanding	29,761	32,091	29,337	30,975

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,132	$33,588
Accounts receivable, trade (net of allowance for uncollectible accounts of $9,483 and $7,821 at September 30, 2003 and December 31, 2002, respectively)	36,777	27,843
Deferred income taxes	20,703	17,500
Prepaid expenses and other current assets	2,932	2,330

Total current assets	95,544	81,261

Property and equipment, net	65,860	66,915
Goodwill and intangibles, net	24,748	26,882
Deferred income taxes	44,112	4,800
Other assets	7,488	7,653

	$237,752	$187,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,959	$30,588
Sales, use and excise taxes	13,803	11,439
Deferred revenue	9,797	6,480
Other current liabilities	5,281	9,074
Accrued compensation	7,913	5,609

Total current liabilities	69,753	63,190

Long-term debt	59,485	100,855

Deferred income taxes	17,238	--

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,406,864 and 27,469,593 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	277	275
Treasury stock - $.01 par value, 1,315,789 shares at September 30, 2003	(5,000)	--
Additional paid-in capital	353,433	351,992
Accumulated deficit	(257,434)	(328,801)

Total stockholders' equity	91,276	23,466

	$237,752	$187,511

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock

	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2002	27,470	$ 275	$ 351,992	$ (328,801)	---	--	$ 23,466

Net income	--	--	---	71,367	---	---	71,367
Acquisition of treasury stock	--	--	---	--	1,316	(5,000)	(5,000)
Income tax benefit related to exercise of common stock options	--	--	693	--	--	--	693
Exercise of common stock options	253	2	748	--	--	--	750

Balance, September 30, 2003	27,723	$ 277	$ 353,433	$ (257,434)	1,316	$ (5,000)	$ 91,276

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$71,367	$30,925
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	8,561	8,998
Depreciation and amortization	13,136	13,483
Gain on legal settlement	--	(1,681)
Loss on sale and retirement of assets	16	205
Deferred income taxes	(24,224)	--
Other non-cash charges (benefits)	(2,671)	1,091
Changes in assets and liabilities:
Accounts receivable, trade	(17,496)	(5,979)
Prepaid expenses and other current assets	(634)	393
Other assets	1,439	1,622
Accounts payable and accrued expenses	4,677	(13,335)
Deferred revenue	3,317	(3,713)
Sales, use and excise taxes	2,363	2,139
Other liabilities	(4,135)	1,008

Net cash provided by operating activities	55,716	35,156

Cash flows from investing activities:
Capital expenditures	(9,166)	(3,011)
Capitalized software development costs	(2,038)	(1,753)
Acquisition of intangibles	--	(50)

Net cash used in investing activities	(11,204)	(4,814)

Cash flows from financing activities:
Payments of borrowings	(38,718)	(4,170)
Acquisition of convertible debt and senior notes	--	(6,279)
Payment of capital lease obligations	--	(1,022)
Proceeds from exercise of stock options and warrants	750	96
Repurchase of common stock	(5,000)	--

Net cash used in financing activities	(42,968)	(11,375)

Net increase in cash and cash equivalents	1,544	18,967
Cash and cash equivalents, beginning of period	33,588	22,100

Cash and cash equivalents, end of period	$35,132	$41,067

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

The consolidated financial statements and related notes thereto as of September 30, 2003 and for the three and nine months ended September 30, 2003 and September 30, 2002 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2002 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed March 31, 2003. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(b)     Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

-    Dependence on the availability and functionality of the networks of the incumbent local exchange carriers as they relate to the unbundled network element platform
-    Increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry, including, but not limited to, in the State of Michigan
-    Failure or difficulties in managing our operations, including attracting and retaining qualified personnel
-    Interruption or failure of, or failure to manage, our network and technology and information systems
-    Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect the continued availability of the unbundled network element platform of the local exchange carriers network and the costs associated therewith
-    Inability to market our bundle of local and long distance services at an acquisition cost which yields acceptable returns
-    Inability to expand our marketing of local bundled services in a greater number of states
-    Inability to adapt to technological change
-    Inability to collect amounts due to us from our customers from bundled and long distance services
-    Increased customer attrition
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

The 12% Senior Subordinated Notes accrue interest at a rate of 12% per year on the principal amount, payable semiannually on February 15 and August 15, beginning on August 15, 2002. Interest is payable in cash, except that we may, at our option, pay up to one-third of the interest due on any interest payment date through and including the August 15, 2004 interest payment date in additional 12% Senior Subordinated Notes. The 8% Convertible Senior Subordinated Notes accrue interest at a rate of 8% per year on the principal amount, also payable semiannually on February 15 and August 15, and are convertible, at the option of the holder, into common stock at $15.00 per share. The 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes are redeemable at any time at our option at par value plus accrued interest to the redemption date. As of September 30, 2003, we had $42.5 and $2.8 million principal amount outstanding of the 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes, respectively.

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

We reacquired $23.5 million of 12% Senior Subordinated Notes during the nine months ended September 30, 2003 at a $2.5 million discount from face amount. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002," we reported the amount of the discount as other income in our consolidated statement of operations. There was no such item in the comparable period.

(b)     5% Convertible Subordinated Notes due 2004

As of September 30, 2003, we had $0.7 million principal amount outstanding of our 5% Convertible Subordinated Notes that mature on December 15, 2004. Interest on these notes is due and payable semiannually on June 15 and December 15. The notes are convertible, at the option of the holder, at a conversion price of $76.14 per share. The 5% Convertible Subordinated Notes are redeemable, in whole or in part at our option, at 101.43% of par prior to December 14, 2003 and 100.71% of par thereafter.

(c)     8% Secured Convertible Notes due 2006

During the nine months ended September 30, 2003, we repurchased $17.7 million of the 8% Secured Convertible Notes due 2006 ("8% Secured Convertible Notes"). In addition, we purchased 1,315,789 of our common shares from America Online, Inc. ("AOL") at a per share price of $3.80, the average closing price for the five days ended January 15, 2003. On October 14, 2003, the Company reacquired $12.5 million of 8% Secured Convertible Notes at par, representing the remaining outstanding principal amount of the 8% Secured Convertible Notes as of September 30, 2003.

The 8% Secured Convertible Notes were convertible into shares of our common stock at the rate of $15.00 per share. Interest on these notes was due and payable semiannually. The 8% Secured Convertible Notes were guaranteed by our principal operating subsidiaries and were secured by a pledge of the assets of us and our subsidiaries.

On December 23, 2002, by letter agreement, we amended certain provisions of the Restructuring Agreement with AOL. As a consequence of the December 23, 2002 amendment and our repurchase of $4.1 million of the 8% Secured Convertible Notes in the fourth quarter of 2002, we recorded a gain of $28.9 million from the decrease in the future accrued interest relating to the 8% Secured Convertible Notes. This gain was reflected as a $28.9 million reduction in long-term debt. As a further consequence, we began recording the interest expense associated with the 8% Secured Convertible Notes in our consolidated statement of operations.

NOTE 3. LEGAL PROCEEDINGS

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services, as well as certain legal actions and regulatory matters arising in the ordinary course of business. During the second quarter 2003, we were made aware that AOL agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to the Telecommunications Marketing Agreement, by and between us and AOL dated as of February 22, 1997, as amended through September 19, 2001. AOL asserted at that time that we are required to indemnify AOL in this matter under the terms of the marketing agreement and advised that it will seek such indemnification from us. We believe that we do not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. It is our intention, if AOL initiates a claim for indemnification under the marketing agreement, to defend against the claim vigorously. We believe that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on our financial condition or results of operations.

NOTE 4. STOCK-BASED COMPENSATION

The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and includes pro forma net loss as if the fair value based method of accounting had been applied:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income as reported	$51,566	$13,378	$71,367	$30,925
Stock-based employee compensation expense included in reported net income	--	--	--	--
Total stock-based employee compensation expense determined under fair value based method for all options	337	1,324	821	3,865

Pro forma net income	$51,229	$12,054	$70,546	$27,060

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Basic earnings per share:
As reported	$1.96	$0.49	$2.71	$1.14
Pro forma	$1.94	$0.44	$2.68	$0.99
Diluted earnings per share:
As reported	$1.74	$0.42	$2.45	$1.00
Pro forma	$1.72	$0.38	$2.40	$0.89

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income used to compute basic earnings per share	$51,566	$13,378	$71,367	$30,925
Interest expense on convertible bonds, net of tax affect	152	--	455	--

Net income used to compute diluted earnings per share	$51,718	$13,378	$71,822	$30,925

Average shares of common stock outstanding used to compute basic earnings per share	26,367	27,243	26,325	27,217
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	3,394	4,848	3,012	3,758

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	29,761	32,091	29,337	30,975

Income per share – Basic:

Net income per share	$1.96	$0.49	$2.71	$1.14

Weighted average common shares outstanding	26,367	27,243	26,325	27,217

Income per share – Diluted:

Net income per share	$1.74	$0.42	$2.45	$1.00

Weighted average common and common equivalent shares outstanding	29,761	32,091	29,337	30,975

* The diluted share basis for both the three and nine months ended September 30, 2002, excludes 9 shares associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended September 30, 2003 and 2002 excludes 1,204 and 2,546 shares, respectively, and for the nine months ended September 30, 2003 and 2002 excludes 1,288 and 2,537 shares, respectively, associated with the options and warrants due to their antidilutive effect.

NOTE 6. INCOME TAXES

For the quarter ended September 30, 2003, management evaluated the deferred tax asset valuation allowance and determined a portion of the allowance should be reversed. As a result, we recognized a non-cash deferred income tax benefit of $42.7 million.  We recorded the gain because of our outlook for continued profitability and our ability to utilize the deferred tax assets.

At December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $262 million, of which approximately $200 million of the net operating loss carryforwards are available due to the exclusion of net operating losses which are limited by change of ownership provisions and certain other matters.

As of September 30, 2003, we had a deferred tax asset of $64.8 million, representing the future tax benefit from the application of net operating loss carryforwards for federal income tax purposes to our future taxable income, alternative minimum tax credits, and allowance for doubtful accounts. We also had a deferred tax liability of $17.2 million, representing the future tax liability attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There can be no assurance that we will realize the full benefit of the carryforwards.

NOTE 7. SUBSEQUENT EVENTS

In the fourth quarter of 2003 through November 10, 2003, we have: (i) reaquired an additional $1.5 million of 12% Senior Subordinated Notes, leaving $41.0 million principal amount of the 12% Senior Subordinated Notes currently outstanding, (ii) reacquired an additional $12.5 million of 8% Secured Convertible Notes at par, representing the entire balance outstanding, and (iii) agreed to redeem on January 5, 2004, an additional $15 million of 12% Senior Subordinated Notes.

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

We have developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems. These proprietary systems, along with current wholesale pricing, enable us to offer savings through competitively priced service plans, high-quality service and simplicity through consolidated billing and responsive customer care. We use the unbundled network element platform of the incumbent local exchange companies network to provide local services and our nationwide network to provide long distance services. We use the unbundled network element platform of the incumbent local telephone companies network to provide local services and our nationwide network to provide long distance services.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain of our financial data as a percentage of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	46.1	47.8	47.3	49.0
General and administrative expenses	15.0	15.1	14.8	17.0
Provision for doubtful accounts	3.4	2.8	3.0	3.8
Sales and marketing expenses	13.4	8.6	11.8	8.3
Depreciation and amortization	4.5	5.8	4.7	5.7

Total costs and expenses	82.4	80.1	81.6	83.8

Operating income	17.6	19.9	18.4	16.2
Other income (expense):
Interest income	--	0.4	0.1	0.2
Interest expense	(1.6)	(3.3)	(2.2)	(2.9)
Other, net	--	(0.1)	0.9	(0.4)

Income before income taxes	16.0	16.9	17.2	13.1
Provision for income taxes (benefit)	(35.5)	--	(8.1)	--

Net income	51.5%	16.9%	25.3%	13.1%

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

Sales. Sales increased by 26.3% to $99.9 million for the quarter ended September 30, 2003 from $79.1 million for the quarter ended September 30, 2002. The increase in sales is due to higher bundled sales that were offset by lower long distance sales. The lower long distance sales resulted from our continued focus on bundled services and minimal sales and marketing related to the long distance product.

Our bundled sales for the quarter ended September 30, 2003 were $72.4 million as compared to $44.5 million for the quarter ended September 30, 2002. The increase in sales was due to higher average bundled lines in 2003 as compared to 2002, partially offset by lower average monthly revenue per customer. The quarter ended September 30, 2003 also reflected both growth in bundled lines and a reduction in customer turnover as compared to the quarter ended September 30, 2002, and the recording of $0.5 million of revenue related to prior periods in connection with a review of our accounts receivable. We had 495,000 bundled lines at September 30, 2003 as compared to 276,000 bundled lines at September 30, 2002. Approximately 64.8% of the bundled lines at September 30, 2003 were in Michigan. During the month of September, Illinois, Wisconsin and Georgia accounted for approximately 40% of total lines sold. Long-term growth in revenues will depend upon our continued ability to develop and scale various marketing programs in additional states or areas, maintain or reduce the current level of customer turnover and maintain operating efficiencies.

Our long distance sales decreased to $27.5 million for the quarter ended September 30, 2003 from $34.6 million for the quarter ended September 30, 2002. Our decision to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenues, although the effect on revenues of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue. We also completed a review of our accounts receivable from long distance customers and, in connection with the review, recorded revenue related to prior periods of $2.8 million, partially offsetting further the decline in revenues due to the decline in customers. Long distance revenues for the quarter ended September 30, 2002 included non-cash amortization of deferred revenue of $1.9 million related to a telecommunications service agreement entered into in 1997. Deferred revenue relating to this agreement had been amortized over a five-year period. The agreement and related amortization terminated in October 2002.

During 2003, we have increased certain fees and rates related to our long distance and bundled products and such changes in rates and bill presentation may adversely impact customer turnover. On October 1, 2003, the Federal Communications Commission's rules and regulations governing the creation and enforcement of national "do not call" databases became effective, which has had the effect of reducing the total number of leads available to us for outbound telemarketing (which is currently one of our important sales channels) in a given market. Notwithstanding, we can still market to these leads through our other sales channels.

Network and Line Costs. Network and line costs increased by 21.8% to $46.0 million for the quarter ended September 30, 2003 from $37.8 million for the quarter ended September 30, 2002. The increase in costs was primarily due to the increase in bundled customers, partially offset by the decrease in long distance customers. As a percentage of sales, network and line costs decreased to 46.1% for the quarter ended September 30, 2003, as compared to 47.8% for the quarter ended September 30, 2002. The lower total network and line costs as a percentage of sales were due primarily to lower network costs as a percentage of sales for both the long distance and bundled products. This decrease was partially offset by a shift in our sales to the higher cost bundled product from the lower cost long distance product. Bundled network and line costs as a percentage of bundled sales decreased to 50.0% for the quarter ended September 30, 2003, as compared to 54.4% for the quarter ended September 30, 2002. Long distance network and line costs as a percentage of long distance sales decreased to 35.8% for the quarter ended September 30, 2003, as compared to 39.2% for quarter ended September 30, 2002. Network and line costs for the quarter ended September 30, 2003 included vendor billing credits for disputed amounts of approximately $1.5 million as compared to approximately $2.7 million for the quarter ended September 30, 2002. It is our policy to record network and line costs as billed and to record credits from certain disputes when received.

We structure and price our products in order to obtain a target return on investment. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market these higher priced products. There are several factors that could cause our network and line costs as a percentage of sales to increase in the future, including without limitation:

   w  a determination by the FCC, courts, or state commission(s) that makes unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas. As discussed below, the possibility of eliminating the local switching unbundled network element is currently under consideration in proceedings related to the FCC’s Triennial Review at the FCC, nearly all state commissions and federal appeals courts; or

             w  adverse changes to the current pricing methodology mandated by the FCC for use in establishing the prices charged to us by incumbent local telephone companies for the use of their unbundled network elements. The FCC’s Triennial Review order (see below) clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable incumbent local telephone companies to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on September 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local exchange companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. These changes could result in material increases in prices charged to us for unbundled network elements; or

         w  determinations by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.

Changes in the pricing of our service plans could also cause network and line costs as a percentage of sales to change in the future. See our discussion under "Liquidity and Capital Resources, Other Matters," below.

General and Administrative Expenses. General and administrative expenses increased by 25.4% to $15.0 million, or 15.0% of sales, for the quarter ended September 30, 2003 from $12.0 million, or 15.1% of sales, for the quarter ended September 30, 2002. A favorable settlement of litigation relating to an obligation with a third party of $1.7 million in the quarter ended September 30, 2002, had the effect of reducing general and administrative expenses in the quarter ended September 30, 2002. The increase was also due to an increase in the number of employees for customer service and information technology due to our expanding base of bundled customers.

Provision for Doubtful Accounts. Provision for doubtful accounts increased by 57.3% to $3.4 million for the quarter ended September 30, 2003 from $2.2 million for the same quarter last year, and, as a percentage of sales, increased to 3.4% as compared to 2.8% for the quarter ended September 30, 2002. The provision for doubtful accounts for the quarter ended September 30, 2002 reflected a benefit from the reversal of the reserve for doubtful accounts of $0.7 million due to better than expected collections experience.

Sales and Marketing Expenses. During the quarter ended September 30, 2003, we incurred $13.4 million of sales and marketing expenses as compared to $6.8 million for the quarter ended September 30, 2002, a 96.0% increase, and, as a percentage of sales, an increase to 13.4% as compared to 8.6% for the quarter ended September 30, 2002. The increase in expense is primarily attributable to increased levels of sales and marketing activity to continue our bundled sales growth. Currently, substantially all of our sales and marketing expenses relate to the bundled product. We expect sales and marketing expenses to increase in the fourth quarter 2003 and 2004 as we continue to target growth in the bundled product and invest in the development of our marketing programs.

Depreciation and Amortization. Depreciation and amortization was $4.5 and $4.6 million for the quarters ended September 30, 2003 and 2002, respectively, and, as a percentage of sales, decreased to 4.5% for the quarter ended September 30, 2003 as compared to 5.8% for the quarter ended September 30, 2002.

Interest Income. Interest income was $0.04 million for the quarter ended September 30, 2003 as compared to $0.3 million for the quarter ended September 30, 2002.

Interest Expense. Interest expense was $1.6 million for the quarter ended September 30, 2003 as compared to $2.6 million for the quarter ended September 30, 2002. The decrease is primarily due to the repurchase of our 12% Senior Subordinated Notes and 8% Secured Convertible Notes and the retirement on October 4, 2002, prior to maturity, of all the debt outstanding under the Senior Credit Facility Agreement. As a result of the restructuring agreement with AOL on December 23, 2002, we recorded interest expense associated with the 8% Secured Convertible Notes on our consolidated statement of operations for the quarter ended September 30, 2003, partially offsetting the decrease due to lower outstanding debt. Due to the reduction of debt, we expect interest expense to decrease in future periods.

Other Income and Expense, Net. Net other income was $4 thousand for the quarter ended September 30, 2003 as compared to net other expense of $0.1 million for the quarter ended September 30, 2002.

Provision for Income Taxes. For the quarter ended September 30, 2003, management evaluated the deferred tax asset valuation allowance and determined a portion of the allowance should be reversed. As a result, we recognized a non-cash deferred income tax benefit of $42.7 million.  We recorded the gain because of our outlook for continued profitability and our ability to utilize the deferred tax assets.  The tax benefit was partially offset by an income tax expense of $7.2 million, an effective tax rate of 44.8%, which included $0.6 million of income tax expense related to prior quarters. As a result of the application of net operating loss carryforwards, we need only pay accrued alternative minimum taxes and state income taxes of $0.8 million for income earned in the quarter ended September 30, 2003.

At September 30, 2002, since the amounts and extent of our future earnings were not determinable with a sufficient degree of probability to recognize the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", we had a full valuation allowance on the net deferred tax assets and reflected no provision for income taxes on our statement of operations.

At December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $262 million, of which approximately $200 million of the net operating loss carryforwards are available due to the exclusion of net operating losses which are limited by change of ownership provisions and certain other matters.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Sales. Sales increased by 19.2% to $281.5 million for the nine months ended September 30, 2003 from $236.3 million for the nine months ended September 30, 2002. The increase in sales is due to higher bundled sales that were offset by lower long distance sales. The lower long distance sales resulted from our continued focus on bundled services and minimal sales and marketing related to the long distance product.

Our bundled sales for the nine months ended September 30, 2003 were $200.2 million as compared to $119.4 million for the nine months ended September 30, 2002. The increase in sales was due to higher average bundled lines in 2003 as compared to 2002, partially offset by lower average monthly revenue per customer. During 2003, we began collecting intrastate access fees and reciprocal compensation from certain incumbent local exchange companies and in addition, we were able to recognize and collect $0.5 million of intrastate access fees and reciprocal compensation related to prior period usage. These are included in bundled revenues for the nine months ended September 30, 2003.

Our long distance sales decreased to $81.3 million for the nine months ended September 30, 2003 from $116.9 million for the nine months ended September 30, 2002. Our decision to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenues. We expect this decline in long distance customers and revenues to continue. We also completed a review of our accounts receivable from long distance customers and, in connection with the review, recorded revenue related to prior periods of $3.1 million, partially offsetting the decline in revenues due to the decline in customers. Long distance revenues for the nine months ended September 30, 2002 included amortization of deferred revenue of $5.6 million related to a telecommunications service agreement entered into in 1997 that terminated in October 2002.

Network and Line Costs. Network and line costs increased by 15.1% to $133.2 million for the nine months ended September 30, 2003 from $115.7 million for the nine months ended September 30, 2002. The increase in costs was primarily due to the increase in bundled customers, partially offset by the decrease in long distance customers. As a percentage of sales, network and line costs decreased to 47.3% for the nine months ended September 30, 2003, as compared to 49.0% for the nine months ended September 30, 2002. The lower total network and line costs as a percentage of sales were due primarily to a decrease in the bundled network and line costs as a percentage of sales. This decrease was partially offset by a shift in our sales to the higher cost bundled product from the lower cost long distance product. Bundled network and line costs as a percentage of bundled sales increased to 50.1% for the nine months ended September 30, 2003, as compared to 56.9% for the nine months ended September 30, 2002. Long distance network and line costs as a percentage of long distance sales decreased to 40.4% for the nine months ended September 30, 2003, as compared to 40.9% for nine months ended September 30, 2002. We benefited from the favorable resolution of disputes with vendors in the normal course of business during the nine months ended September 30, 2003 and 2002. It is our policy to record network and line costs as billed and to record credits from certain disputes when received.

General and Administrative Expenses. General and administrative expenses increased by 3.7% to $41.7 million, or 14.8% of sales, for the nine months ended September 30, 2003 from $40.2 million, or 17.0% of sales, for the nine months ended September 30, 2002. A favorable settlement of litigation relating to an obligation with a third party of $1.7 million in the quarter ended September 30, 2002, had the effect of reducing general and administrative expenses in the nine months ended September 30, 2002.

Provision for Doubtful Accounts. Provision for doubtful accounts decreased by 4.9% to $8.6 million for the nine months ended September 30, 2003 from $9.0 million for the same nine months last year, and, as a percentage of sales, decreased to 3.0% as compared to 3.8% for the nine months ended September 30, 2002. The decrease in bad debt expense as a percentage of sales was due to improvement in the overall credit quality of our customer base and an increase in our collections of past due amounts.

Sales and Marketing Expenses. During the nine months ended September 30, 2003, we incurred $33.2 million of sales and marketing expenses as compared to $19.6 million for the nine months ended September 30, 2002, a 68.9% increase, and, as a percentage of sales, an increase to 11.8% as compared to 8.3% for the nine months ended September 30, 2002. The increase in expense is primarily attributable to increased levels of sales and marketing activity to continue our bundled sales growth.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2003 was $13.1 million, a decrease of $0.4 million compared to $13.5 million for nine months ended September 30, 2002, and, as a percentage of sales, decreased to 4.6% as compared to 5.7% for the nine months ended September 30, 2002.

Interest Income. Interest income was $0.3 million for the nine months ended September 30, 2003 as compared to $0.5 million for the nine months ended September 30, 2002.

Interest Expense. Interest expense was $6.1 million for the nine months ended September 30, 2003 as compared to $6.9 million for the nine months ended September 30, 2002. The decrease is primarily due to the repurchase of our 12% Senior Subordinated Notes and 8% Secured Convertible Notes and the retirement on October 4, 2002, prior to maturity, of all the debt outstanding under the Senior Credit Facility Agreement. As a result of the restructuring agreement with AOL on December 23, 2002, we recorded interest expense associated with the 8% Secured Convertible Notes on our consolidated statement of operations for the quarter ended September 30, 2003, partially offsetting the decrease due to lower outstanding debt.

Other Income and Expense, Net. Net other income was $2.5 million for the nine months ended September 30, 2003 compared to net other expense of $0.9 million for the nine months ended September 30, 2002. The amount for the nine months ended September 30, 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par. The amount for the nine months ended September 30, 2002 primarily consisted of costs in connection with the restructuring of our convertible subordinated notes (see Note 2 of Notes to Consolidated Financial Statements).

Provision for Income Taxes. For the nine months ended September 30, 2003, management evaluated the deferred tax asset valuation allowance and determined a portion of the allowance should be reversed. As a result, we recognized a non-cash deferred income tax benefit of $42.7 million.  We recorded the gain because of our outlook for continued profitability and our ability to utilize the deferred tax assets.  The tax benefit was partially offset by an income tax expense of $19.9 million, an effective tax rate of 40.9%. As a result of the application of net operating loss carryforwards, we need only pay accrued alternative minimum taxes and state income taxes of $1.7 million for income earned in the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements arise primarily from our operational needs, our capital expenditures and our debt service obligations. Our contractual obligations as of September 30, 2003 are summarized by years to maturity as follows (in thousands):

Contractual Obligations (1)	Total	1 year or less	2 – 3 Years	4 – 5 Years	Thereafter

Talk America Holdings, Inc.:

8% Secured Convertible Notes due 2006	$12,452	$--	$12,452	$--	$--
12% Senior Subordinated Notes due 2007	42,520	--	--	42,520	--
8% Convertible Senior Subordinated Notes due 2007 (2)	3,843	--	--	3,843	--
5% Convertible Subordinated Notes due 2004	670	--	670	--	--

Talk America Inc. and other subsidiaries:

Capital lease obligations	42	42	--	--	--

	$59,527	$42	$13,122	$46,363	$--

Operating leases	3,928	1,565	1,842	402	119

Total Contractual Obligations	$63,455	$1,607	$14,964	$46,765	$119

________

(1) Excluded from these contractual obligations are various network service agreements for long distance services that contain certain minimum usage commitments. The largest contract establishes pricing and provides for revenue commitments based upon usage of $52 million for the 18 months ending February 2004 and $40 million for the 9 months ending December 2004. This contract obligates us to pay 65 percent of the shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for the years ended December 31, as follows: 2003 - $6.0 million and 2004 - $3.0 million. While we anticipate that we will not be required to make any shortfall payments under these contracts as a result of (1) the management of traffic flows on our network, and/or (2) the restructuring of these obligations, there can be no assurances that we will be successful in our efforts. As a result of the foregoing, we will likely experience an increase in per minute network costs.

(2) The 8% Convertible Senior Subordinated Notes include $2.8 million of principal and $1.0 million of future accrued interest (see Note 2 of the Notes to Consolidated Financial Statements).

We rely on internally generated funds and cash and cash equivalents on hand to fund our capital and financing requirements. We had $35.1 million of cash and cash equivalents as of September 30, 2003, and $41.1 million as of September 30, 2002.

Net cash provided by operating activities was $55.7 million for the nine months ended September 30, 2003 as compared to $35.2 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the major contributors to the net cash provided by operating activities were net income of $71.4 million and non-cash charges of $(5.2) million, primarily consisting of depreciation and amortization of $13.1 million, and a net deferred tax asset of $24.2 million. Net cash provided by operating activities also consisted of a decrease in other assets of $1.4 million, primarily from repayment of a related party loan, and an increase in deferred revenue of $3.3 million for advance customer billings. These amounts were offset by an increase in accounts receivable of $17.5 million, and a decrease in other liabilities of $4.1 million, primarily consisting of a reduction of interest payable. For the nine months ended September 30, 2002, the major contributors to the net cash provided by operating activities were net income of $30.9 million and non-cash charges of $22.1 million, primarily consisting of provision for doubtful accounts of $9.0 million, and depreciation and amortization of $13.5 million. These 2002 amounts were offset by an increase in accounts receivable of $6.0 million and a decrease in accounts payable of $13.3 million.

Net cash used in investing activities was $11.2 million during the nine months ended September 30, 2003, consisting of capitalized software development costs of $2.0 million and capital expenditures primarily for the purchase of equipment of $9.2 million. Net cash used in investing activities of $4.8 million during the nine months ended September 30, 2002 consisted primarily of capitalized software development costs of $1.8 million. The remaining balance related to purchases of property, equipment and intangibles. For 2003, we expect to incur capital expenditures of approximately $12 million and capitalized software development costs of between $2.5 and $3 million. For 2004, we expect to incur capital expenditures of approximately $8 to $10 million and capitalized software development costs of between $2.5 and $3 million. In addition, for 2004, we have determined that we will be leasing certain equipment that was previously included in capital expenditure forecasts for 2004. We have purchased and are in the process of installing and testing a local switch in Michigan, including the development of the necessary operational processes and information systems required to provide local switch-based service. To the extent that we pursue a local switch-based network build out, whether due to regulatory limitations on the availability of the unbundled network elements platform or attractive economic returns, there will be a substantial increase in capital expenditures in future periods.

Net cash used in financing activities for the nine months ended September 30, 2003 was primarily attributable to our repurchases of $23.5 million of our 12% Senior Subordinated Notes and $17.7 million of our 8% Secured Convertible Notes, respectively, for a total of $41.2 million. The discount from face amount is reported as other income in the consolidated statement of operations for the nine months ended September 30, 2003. In connection with the share buyback program of $10 million or 2,500,000 shares announced in January 2003, cash used in financing activities also consisted of the repurchase of 1,315,789 shares of our common shares from AOL at a per share price of $3.80 (the average closing price for the five days ended January 15, 2003). The aggregate purchase price was approximately $5.0 million. We also realized proceeds of $0.8 million from the exercise of stock options. For the nine months ended September 30, 2002, the net cash used in financing activities was primarily attributable to payment of borrowings under our credit facility of $3.8 million, payments under the 8% Secured Convertible Notes of $1.9 million, payments in connection with exchange of our 4 1/2% Convertible Subordinated Notes due in September 2002 of $0.5 million and payments under capital lease obligations.

In the fourth quarter of 2003 through November 10, 2003, we have: (i) reaquired an additional $1.5 million of 12% Senior Subordinated Notes, leaving $41.0 million principal amount of the 12% Senior Subordinated Notes currently outstanding, (ii) reacquired an additional $12.5 million of 8% Secured Convertible Notes at par, representing the entire balance outstanding, and (iii) agreed to redeem on January 5, 2004, an additional $15 million of 12% Senior Subordinated Notes.

We generally do not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising our customer base.

OTHER MATTERS

  Our provision of telecommunication services is subject to government regulation. Changes in existing regulations could have a material adverse effect on us. Our local telecommunication services are provided almost exclusively through the use of unbundled network elements purchased from incumbent local telephone companies, and it is primarily the availability of cost-based unbundled network element, or UNE, rates that enables us to price our local telecommunications services competitively. The FCC currently requires incumbent local telephone companies to provide an unbundled network element platform, that includes all of the network elements required by a competitor to provide a retail telecommunications service, in most geographic areas. Through the use of such unbundled network element platforms we are able to provide retail local services entirely through the use of the incumbent local telephone company’s facilities at lower prices than those available for local resale through total resale service agreements. In its Unbundled Network Element Triennial Review ("UNE Triennial Review") proceeding, the FCC sought to identify, among other issues, which if any network elements the incumbent local telephone companies should no longer be required to offer on an unbundled basis. The FCC also analyzed the issue of which elements must be unbundled in response to a remand of its previous rules by the U.S. Court of Appeals for D.C. In the FCC’s UNE Triennial Review order, released August 21, 2003 and effective as of October 2, 2003, the Commission determined that certain network elements will no longer be subject to unbundling, while other elements must continue to be offered subject to further, granular review by the state public utility commissions. The FCC established guidelines for these state determinations, and ordered state commissions to complete their reviews by July 2, 2004.

Among the network elements subject to further state review is local circuit switching, which is a critical component of the unbundled network element platform. Also subject to further review are certain types of unbundled loops and interoffice transport. With respect to the local circuit switching network element in particular, the new FCC rules provide that state commissions should eliminate the requirement that incumbent local telephone companies make available an unbundled local switching network element in a particular area where (i) there are three or more competing providers (other than the incumbent local telephone company) serving mass market customers through the use of their own local switches; or (ii) there are two or more competing providers (other than the incumbent local telephone company) that offer wholesale local switching services to carriers serving mass market customers; or (iii) there are no material operational or economic barriers that would preclude competitive local exchange carriers from serving mass market customers through the use of their own switches. If the state commission determines that any of these tests are satisfied, then competitors could be foreclosed from submitting new orders for use of the local switching network element after five months, and they would be required to submit orders to migrate their embedded based of customers over a 13-27 month timeline. Interested parties are able to request FCC reconsideration or judicial review of the UNE Triennial Review order, and multiple appeals, requests for reconsideration and requests for a stay of the order have already been made. The judicial appeals have been consolidated in the U.S. Court of Appeals for D.C. The court has asked the parties to the appeals to propose a briefing schedule which would permit it to hear oral argument on the matter in mid-December 2003. Where local circuit switching is not available in a particular market due to an adverse decision, we would be unable to offer service on an unbundled network element platform basis and must instead serve customers through total service resale agreements with the incumbent local telephone companies or on our own facilities or rely on the switching facilities of other non-incumbent carriers, which may delay service roll-out in some markets, increase costs, and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition.

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services, as well as certain legal actions and regulatory matters arising in the ordinary course of business. During the second quarter 2003, we were made aware that AOL agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to the Telecommunications Marketing Agreement, by and between us and AOL dated as of February 22, 1997, as amended through September 19, 2001. AOL asserted at that time that we are required to indemnify AOL in this matter under the terms of the marketing agreement and advised that it will seek such indemnification from us. We believe that we do not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. It is our intention, if AOL initiates a claim for indemnification under the marketing agreement, to defend against the claim vigorously. We believe that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on our financial condition or results of operations.

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

Goodwill

Goodwill represents the cost in excess of net assets of acquired companies. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill (comprised of goodwill acquired in the Access One acquisition in August 2000) will not be amortized, but rather will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Prior to January 1, 2002, goodwill and intangibles were amortized on a straight-line basis over periods ranging from 5 years to 15 years. Impairment testing for goodwill is performed at a reporting unit level; we determined that we have one reporting unit under the guidance of SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with long-lived assets and intangible assets with a definite life. Based on our annual impairment testing performed during the quarter ended June 30, 2003, goodwill was not impaired.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. During the nine months ended September 30, 2003, we recorded income taxes at a rate equal to our combined federal and state effective rates. However, to the extent of available net operating loss carryforwards, we are shielded from paying cash income taxes for several years, other than alternative minimum taxes and some state taxes.

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

Item 4. Controls and Procedures

As of September 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Since the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed by us during the three months ended September 30, 2003:

1.  Current Report on Form 8-K dated September 9, 2003, reporting that we expect to record a non-cash deferred income tax benefit in the third quarter 2003 in connection with the reversal of our deferred tax valuation allowance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALK AMERICA HOLDINGS, INC.

Date: November 11, 2003	By: /s/ Gabriel Battista Gabriel Battista Chairman of the Board of Directors, Chief Executive Officer and Director

Date: November 11, 2003	By: /s/ David G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)

Date: November 11, 2003	By: /s/ Thomas M. Walsh Thomas M. Walsh Senior Vice President - Finance (Principal Accounting Officer)

