Form 10-K
period 2003-12-31
TALK AMERICA HOLDINGS INC
filed 2004-03-12
CIK 948545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
Commission File No. 000-26728

TALK AMERICA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2827736
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12020 Sunrise Valley Drive, Suite 250	20191
Reston, Virginia	(zip code)
(Address of principal executive offices)

(703) 391-7500
(Registrant’s telephone number, including area code)

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

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the high and low prices of the common stock on June 30, 2003 of $10.79 per share as reported on the Nasdaq National Market, was approximately $280,519,337.15 (calculated by excluding solely for purposes of this form outstanding shares owned by directors and executive officers).

As of March 9, 2004, the registrant had issued and outstanding 26,670,050 shares of common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders.            Part III

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

Unless the context otherwise requires, references to "us," "we," and "our" or to "Talk America" refer to Talk America Holdings, Inc. and its subsidiaries.

ii

PART I

Cautionary Note Concerning Forward-Looking Statements

Certain of the statements contained in this Form 10-K Report may be considered "forward-looking statements" for purposes of the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our management’s current expectations or plans for our future operating and financial performance, based on our current expectations and assumptions currently believed to be valid. For these statements, we claim protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words or phrases, including, but not limited to, "believes," "estimates," "expects," "expected," "anticipates," "anticipated," "plans," "strategy," "target," "prospects" and other words of similar meaning in connection with a discussion of future operating or financial performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-K Report includes important information as to risk factors in the "Business" section under the headings "Business Operations," "Competition" and "Regulation" and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." In addition to those factors discussed in this Form 10-K Report, you should see our other reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

Talk America Holdings, Inc., through its subsidiaries, offers a bundle of local and long distance phone services to residential and small business customers in the United States. We operate our own nationwide long distance network and deliver local services through wholesale operating agreements with the incumbent local exchange companies. We have developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable us to provide high-quality service to our customers. We deliver to our customers savings through competitively priced telecommunication products, simplicity through consolidated billing and award winning customer service. We operate our own sales and customer service centers.

BUSINESS STRATEGY

Our business strategy is to build a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local exchange companies and then to migrate customers to our own networking platform and further increase our revenues and profitability by offering new products and services to these customers. We refer to this strategy as our "customer first" strategy.

We offer diverse calling and service plans tailored to fit our customer's needs and use consultative sales tools to assist their selection of the right service plan for their telecommunications needs. Since entering the local services market in 2000, we have captured significant market share in the Michigan market. In 2003, we demonstrated our ability to market our local product into other markets and ended the year with 557,000 billed bundled lines.

To date, we have provided bundled local and long distance services to residential and small business customers using the unbundled network element platform from, and, to a lesser extent, resale agreements with, the incumbent local exchange companies to provide local telephone services and generally using our own nationwide long distance network to provide the long distance services component.

An integral element of our business strategy is our development of our own local networking capacity. This development, if successful, will enhance our operating flexibility and provide us with an alternative to the wholesale operating platforms of the incumbent local exchange companies. As the first step in enabling us to implement this stage of our business strategy, during 2003, we deployed networking assets in Michigan and have begun to carry test calls over our own switching platform. We also began developing the integrated information systems required to provide our own local network-based services and are in the process of developing plans for a broader roll-out of networking equipment. In addition, we plan to continue to add new services and enhance our existing offerings, as available, to increase our revenue and profitability from our customers.

BUSINESS OPERATIONS

Local Services

The unbundled network element platform of the incumbent local exchange companies offer to us, in an individual or combined form, a series of unbundled network elements, or UNEs, that comprise the most important facilities, features, functions and capabilities of an incumbent local exchange company's network. When offered in the combination known as the unbundled network element platform, these components include the loop and switching elements needed to provide local telephone service to a customer. We are currently operational in 28 states. We focus on providing consumers value through competitive plans designed to fit their particular calling patterns, broad feature selections and effective customer service.

Our bundled service generally includes: unlimited local usage dependent upon the service plan, free member-to-member calling, long distance service and calling cards, one convenient invoice available both in paper and electronically, and choices of various features such as caller ID, call waiting, voice mail and three-way calling.

The unbundled network element operating platform of the incumbent local exchange companies generally provides us with certain advantages, including: (i) offering local telephone service to customers located virtually anywhere without having to deploy local switching facilities; (ii) providing the same services as the incumbent local exchange companies; (iii) delivering higher margins than comparable service offered through resale agreements; and (iv) eliminating the requirement to pay certain local network access fees while collecting local network access fees for calls delivered to our local telephone customers. In some instances, however, such as customers having high usage volumes, resale may provide us with a lower cost structure than the use of the unbundled network element platform. The provision of local telephone service through use of the unbundled network element platform of the incumbent local exchange companies also allows us to pursue and execute our "customer first" strategy by enabling us currently to continue to build a base of bundled service customers that could be migrated to our own networking platform when implemented.

In 2003, we deployed and began testing a local switch and end office colocation in Michigan to offer local facilities-based phone service using our own network. In addition, we began developing the necessary operational processes and information systems required to provide our own local switch-based service. In 2004, we plan to add two more colocations in Michigan, begin provisioning local bundled customers over to our own network and develop plans for the deployment of our own networking assets in the Chicago and Atlanta metropolitan areas. We expect to have provisioned approximately 1,000 bundled local customers to our own local network by the end of the first quarter of 2004. In addition to providing us with alternatives to our reliance on the unbundled network element operating platforms of the incumbent local exchange companies, our own local networking should provide us with certain strategic benefits such as increased operating flexibility with respect to capability to enhance and expand our service and product offerings for our customers and the opportunity to increase our operating margins. In addition, we expect that newly available technology and networking architecture will provide us with the flexibility to utilize the switches that comprise our long distance network (located in New York, Chicago, San Francisco, Dallas and Jacksonville) as host switches to remote switching technology located as far as 2,000 miles from the host switch, expediting the potential deployment of our own local network with reduced capital expenditures.

As we continue to pursue our "customer first" strategy and the development and deployment of our own networking platform, we expect that our capital expenditures will increase significantly from what they have been in previous years. In addition to the difficulties and uncertainties of operating a service that we have not previously operated, operating our own local switches will, as it does with our long distance switches, subject us to the risk of significant interruption. Fires or natural disasters, for example, could cause damage to our switching equipment or to transmission facilities connecting our switches. Any interruption in our services over our network caused by such damage could have a material adverse impact on our financial condition and results of operations. In such circumstances, we could attempt to minimize the interruption of our service by carrying traffic through one of our other local switches or obtaining a portable disaster recovery switch from Lucent.

As discussed under "Regulation", below, effective October 2, 2003, the Federal Communications Commission's Unbundled Network Element Triennial Review Order eliminated certain incumbent local exchange carrier unbundling obligations and, for other unbundled network elements, delegated to the state commissions the ultimate authority, subject to the FCC's established guidelines, to determine whether such unbundled network elements should be available to competitors like us in local markets within the state's jurisdiction, including local circuit switching. The Order was subject to numerous federal judicial appeals, which were consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. The Court of Appeals, on March 2, 2004, issued an order that reversed the FCC’s Order in part and remanded to the FCC with instructions to revise the Order in material ways. The Court stayed its decision until the denial of any petitions for rehearing or for a 60 day period (i.e., until May 1, 2004), whichever is later. The U.S. Court of Appeals for the District of Columbia did, however, reaffirm the obligation of the incumbent local exchange companies to make switching available to competitors at "just and reasonable" rates pursuant to Section 271 of the Telecommunications Act of 1996. "Just and reasonable" rates under Section 271 of the Act have not been established at this time. Should local circuit switching not be available to us due to this adverse decision or otherwise, we would be unable to offer services on an unbundled network element platform basis and would instead have to serve customers through total service resale agreements with the incumbent local telephone companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through our own facilities or the switching facilities of other non-incumbent carriers, any of which could delay our service roll-out in some markets, increase our costs and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition. See "Regulation."

Long Distance Services

We provide 1+ long distance telecommunication services both on a stand-alone basis and bundled with our local services. Our long distance voice services include intrastate, interstate, international and calling cards, at rates that are competitive within the industry. We generally use our own nationwide long distance network to provide services directly to our customers. We ended 2003 with approximately 251,000 billed stand-alone long distance subscribers.

Our long distance network is comprised of equipment and facilities that are either owned or leased by us. We contract for certain telecommunication services with a variety of other carriers. We own, operate and maintain five Lucent 5ESS-2000 switches in our long distance network. Our switches are generally considered extremely reliable and feature the Digital Networking Unit-SONET technology. The Digital Networking Unit is a switching interface that is designed to increase the reliability of the 5ESS-2000 and to provide much greater capacity in a significantly smaller footprint. The switches are connected to each other by connection lines and digital cross-connect equipment that we own or lease. We also have installed lines to connect our long distance switches to switches owned by various local telecommunication service carriers. We are responsible for maintaining these lines and have entered into a contract with a third party vendor with respect to the monitoring, servicing and maintenance of this equipment.

Since we operate our own switches, we are subject to the risk of significant interruption, as discussed with respect to our operation of our own local switches, above. In such circumstances, we could attempt to minimize the interruption of our long distance service by carrying traffic through our resale arrangements with other carriers.

With respect to connections to local carriers, international and operator assisted services, we had previously maintained contracts with more than one carrier for most of these services. In December 2003, we entered into a new four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement, contain certain minimum usage commitments. Our contract with AT&T establishes pricing and provides for annual minimum revenue commitments based upon usage as follows: 2004 - $25 million, 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for 2004 of $3.0 million. While we believe we will meet these annual minimum revenue commitments, and that we will not have to pay the shortfalls, there can be no assurances of this, and, if we are required to pay any of the shortfall amounts under one of these agreements, our costs of purchasing the services under the agreement will correspondingly increase.

Additional Services

As part of our "customer first" strategy, we seek to add new services and enhance our existing offerings, as part of our efforts to increase our revenues and profitability from our customers and reduce our customer turnover, or "churn."

•      We developed and installed a new voicemail platform, during 2003, that allows us to provide previously unavailable features such as ‘stutter tone’ and ‘message indicator’, to our customers located in the Detroit area under the unbundled network element platform that we utilize in Michigan. In addition to providing the expanded features, our new voicemail platform is less expensive than the platforms available to us from either the incumbent local exchange carrier providing the platform or third party vendors.

•      We currently offer dial-up internet services to our bundled customers. We plan to launch a new product in 2004 that will offer higher connection speeds than our current dial-up product.

•      We plan to begin developing and installing digital subscriber line, or DSL, internet services, using our own local networking assets. DSL is a broadband connection to the internet that provides people with a higher connection speed than standard dial-up connections. We are currently developing plans to offer DSL to customers in the Detroit market that are on our local network in 2004.

•      In 2004, we plan to begin developing voice over internet protocol services, or VoIP. VoIP is a service that manages the delivery of voice information over data networks, using Internet Protocol. Rather than send voice information across traditional circuits through the public switched telephone network, VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. This will allow customers to make phone calls using their broadband (DSL or cable modem) connection to the internet. We plan on offering VoIP second line phone service to our bundled residential customers.

INTEGRATED INFORMATION SYSTEMS

We have integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable us to offer and deliver high-quality, competitively priced telecommunication services to our customers and process millions of call records each day. These operational support systems were developed by our employees and customized for our business and operational requirements and, due to the system's component-based architecture, provide an extensible framework for the introduction of new products and services. We use "state-of-the-art" software and hardware applications and products to support our systems and development efforts. Through dedicated electronic connections with our long distance network and the incumbent local exchange companies, we have designed our systems to process information on a "real time" basis. We are in the process of automating the business processes required to provide local switch-based service and to support the proposed deployment of our own local network.

Our core operational support systems include the following:

•     Our leads database system is utilized in the marketing of our telecommunication services. The leads database system enables us to alter telemarketing campaigns to track areas where mass advertisements are airing, manage the bundled sales price by customer, zone and state, maintain customer credit information, and comply with various regulatory requirements.

•             Our proprietary automated order processing system enables us to shorten the customer provisioning time cycle and reduce associated costs. Prior to submitting an order to provision a customer to our service, our system processes the customer's credit history, and, once the customer's credit is approved, the customer's service record detailing the customer's existing phone service is immediately verified. In addition, our system has enabled us to significantly increase our customer provisioning rate for qualified and verified orders while reducing the number of orders that are rejected by the incumbent local exchange carrier, reducing manual work requirements.

•             Our automated service provisioning system enhances our ability to add customer lines to our telecommunication service and to change the features associated with that particular customer's service, reducing manual work requirements.

•              Our billing system enables us to preview and run a bill cycle each day of the month for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage in the provision of local telecommunication service.

•              Our proprietary automated payment and collections management system is integrated with our billing and customer relationship management system. This system increases the efficiency of our collection process, accelerates the recovery of accounts receivable and assists in the retention of valuable customers.

•             We are developing and implementing a new customer relationship manager system, which will enable our customer service representatives to access data in a real-time, organized manner, while the representative is speaking with the customer, thereby reducing the length of customer service calls and improving the customer experience.

In addition, we maintain our own web site at www.talkamerica.com and www.talk.com to provide for customer sign-up and to provide customers and potential customers with information about our products and services as well as billing information and customer service. We provide these services and features using our web-enabled technologies that allow us to offer our customers:

•  Detailed rate schedules and product and service related information.
•  Online sign-up for our telecommunication services.
•  Credit card billing.
•  Real-time and 24 x 7 billing services and online information, providing customers with up to the hour billing information.

The information functions of our systems are designed to provide easy access to all information about a customer, including volumes and patterns of use. This information can be used to identify emerging customer trends and to respond with services to meet customers' changing needs. This information also allows us to identify unusual usage by an individual customer, which may indicate fraud. FCC rules, however, may limit our use of customer proprietary network information. See "Regulation."

SALES AND MARKETING

We use diverse sales and marketing channels to reach the residential and small business markets with our service offerings. Our sales and marketing efforts focus on marketing a bundle of local and long distance telephone services directly to customers exclusively under our own brand. We currently market our bundled services to customers in those states, or certain areas of a state, where we can profitably offer services at competitive prices. We will market in additional states (or certain areas of a particular state) as our pricing and cost structure permit us to profitably offer services in those areas at competitive rates. During 2003, we expanded our marketing efforts outside of Michigan, to include Georgia, Illinois, New York, New Jersey, Indiana, Wisconsin, Ohio and Maryland. During the fourth quarter 2003 and reflecting our expansion of the states into which we actively market, approximately 67% of our new bundled customers were from states other than Michigan, as compared to approximately 26% for the same period in 2002. We regularly review our product offerings, pricing and sales and marketing programs in an effort to improve the efficiency of our sales and marketing channels.

We employ a targeted approach to customer acquisition and use database-marketing tools to identify and prioritize target customers. We offer diverse calling and service plans tailored to fit the needs of the broader residential market with low base prices, free features, extended local calling areas and free member-to-member calling. Customers can switch to us online, through a telesales representative, or through an authorized agent, each of which uses consultative sales tools to assist the customer's selection of the right plan for their telecommunications needs. At the point of sale, we provide each customer with an estimate of their first month’s invoice, including all fees and taxes. Customers are able to keep their same phone lines and number, can easily add features, and, generally within days of the sale, are switched to our service and receive a personalized welcome kit explaining their service.

    We market our bundled services within our targeted markets through the following channels:

•    Telemarketing - We operate our own call centers and purchase residential and small business lead databases utilized for targeted, professional and courteous outbound telesales campaigns. Telemarketing is an important sales channel for us. Any changes in the federal or state "do not call" regulations could adversely affect us. See "Regulation."
•    Direct Mail - We purchase small business and residential lead databases utilized for demographically targeted direct mail campaigns designed to direct inbound calls to our telemarketing centers.
•    Referrals - We solicit, through the use of referral promotions and our member-to-member free long distance product, the names of potential customers or referrals from our existing customers.
•    Online Marketing - We have developed a productive online marketing presence, through traditional online media and business relationships.
•    Direct Sales - Utilizing independent agents, we solicit new customers in targeted geographic areas.
•    Broadcast Media - We solicit inbound subscriber calls through advertising on television, radio and in print.

While we do not actively market our stand-alone long distance telecommunications service, we offer the long distance telecommunications service when contacted by persons located in those regions where local service is unavailable. We also add long distance customers when the customer requests its local service provider to provide the customer with our long distance telecommunications service.

We focus on targeting, acquiring and retaining profitable customers by providing savings, simplicity and service. We continue to seek new marketing partners and arrangements to expand both our opportunities to attract other customers to our services and the products and services that we offer to our customer base.

COMPETITION

The telecommunication industry is highly competitive. Major participants in the industry regularly introduce new services and marketing activities. Competition in the telecommunication industry is based upon pricing, customer service, billing services and perceived quality. We compete against numerous telecommunication companies that offer essentially the same services as we do. Many of our competitors, including the incumbent local exchange companies, are substantially larger and have greater financial, technical and marketing resources. Our success will depend upon our continued ability to provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors.

The incumbent local exchange companies and the major carriers, including SBC, Verizon, BellSouth, AT&T, Sprint Corporation and MCI/Worldcom, Inc., have targeted price plans at residential customers - our primary target market - with significantly simplified rate structures and with bundles of local services with long distance, which may lower overall local and long distance prices. Competition is also fierce for the small businesses that we also serve. Additional pricing pressure may also come from the introduction of new technologies, such as Voice over Internet Protocol, or VoIP, which seek to provide voice communications at a cost below that of traditional circuit-switched service. In addition, wireless carriers have marketed their services as an alternative to traditional long distance and local services, further increasing competition. Reductions in prices charged by competitors may have a material adverse effect on us.

The incumbent local exchange companies are well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services and high speed Internet access, with long distance telephone services. The incumbent local exchange companies' name recognition in their existing markets, the established relationships that they have with their existing local service customers, their ability to take advantage of those relationships, and the possibility that interpretations of the Telecommunications Act may be favorable to the incumbent local exchange companies, also make it more difficult for us to compete with them.

REGULATION

       General

Our provision of telecommunication services is subject to government regulation. Generally speaking, the FCC regulates interstate and international telecommunications, while the state commissions regulate telecommunications that originate and terminate within the same state.

The Telecommunications Act of 1996 provides for a significant deregulation of the domestic telecommunications industry, including the opening of the local markets of the incumbent local exchange companies to competition and the ability, pursuant to certain market-opening conditions, of the Regional Bell Operating Companies, which are incumbent local exchange companies, to reenter the long distance industry. The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation and regulations will have on us and our operations over time. As we discuss below, there are currently a number of regulatory proceedings underway, and being contemplated by federal and state authorities regarding the availability of the unbundled network element platform and other unbundled network elements, interconnection, pricing and other issues that could result in significant changes to the business conditions in the telecommunication industry, and have a material adverse effect on our operations and us. In addition, there has been discussion in Congress of modifying the Telecommunications Act in ways that could prove detrimental to us.

In January 1999, the U.S. Supreme Court confirmed the FCC’s role in establishing national telecommunications policy through implementation of the Telecommunications Act, and thereby created greater certainty regarding the rules governing local competition going forward. The FCC’s rules that permit us to purchase the unbundled network element platform to provide local and long distance telecommunications services to our customers are the primary rules governing competition upon which we rely. Although the rights established in the Telecommunications Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like us to compete effectively with the incumbent carriers.

Regulation of Access to Unbundled Network Elements

Access to incumbent local exchange companies' unbundled network elements at cost-based rates is critical to our business. Our local telecommunications services are provided almost exclusively through the use of combinations of unbundled network elements, and it is the availability of cost-based rates for these elements that enables us to price our local telecommunications services competitively. However, the obligation of incumbent local exchange companies to provide unbundled network elements at such cost-based rates currently is the subject of regulatory and judicial actions that may affect their availability. Such proceedings could result in the availability of these elements being substantially reduced or otherwise subject to significantly higher, non-cost-based rates.

Access to incumbent local exchange companies' unbundled network elements in a fashion in which they are combined by the incumbent local exchange company is critical to our business. Our local telecommunications services are provided primarily through the use of the unbundled network element platform, in which unbundled network elements necessary to provide service to our customers (unbundled loops, transport, and local switching) are combined by the incumbent local exchange company and then leased to us. The existing set of unbundled network elements were largely established by the FCC in its 1996 Local Interconnection Order , and updated in a proceeding on remand from the Supreme Court’s Iowa Utilities Board decision in 1999. The Supreme Court held that the FCC did not apply the correct standards when determining which network elements must be unbundled and made available to competitive telephone companies such as us. In November 1999, the FCC released its "UNE Remand Order", addressing the deficiencies in the FCC’s original ruling cited by the Supreme Court. The UNE Remand Order was generally viewed as favorable to us and other competitive carriers because it ensured that incumbent local exchange companies would be required to make available those network elements, including the unbundled network element platform, that are crucial to our ability to provide local and other telecommunications services. The UNE Remand Order was appealed by the incumbent local exchange companies and, in May 2002, the United States Court of Appeals for the District of Columbia Circuit released an opinion reversing and remanding the UNE Remand Order to the FCC for further consideration. The Court remanded the UNE Remand Order because (1) the FCC adopted, as to almost every unbundled element, a uniform national rule mandating the element’s unbundling in every geographic market and customer class, without regard to the state of competition in any particular market; and (2) the FCC’s concept of the circumstances in which cost disparities would, under the Telecommunications Act’s standards, "impair" a competitor’s ability to provide service without unbundled elements was considered too broad.

As part of its regular periodic review of the list of unbundled elements available to competitive carriers under the Telecommunications Act and in response to the remand of the UNE Remand Order , the FCC initiated its so-called Unbundled Network Element Triennial Review rulemaking proceeding on December 12, 2001. The FCC, in its Triennial Review and in response to the D.C. Circuit Court’s decision, reviewed all unbundled network elements to determine whether incumbent local exchange companies should continue to be required to provide them to competitors.

In the FCC’s Unbundled Network Element Triennial Review Order, released August 21, 2003 and effective as of October 2, 2003, the FCC determined that certain network elements will no longer be subject to unbundling requirements, while other network elements must continue to be offered subject to further, more detailed review by the state commissions. The FCC established guidelines for these state determinations, which are currently underway, and ordered state commissions to complete their reviews by July 2, 2004. Among the network elements subject to further state review is local circuit switching, which is a critical component of the unbundled network element platform. Also subject to further review are certain types of unbundled loops and interoffice transport.

The FCC's UNE Triennial Review Order was appealed by numerous parties. The federal judicial appeals were consolidated in the U.S. Court of Appeals for the District of Columbia. On March 2, 2004, the Court released a decision that reversed, vacated and remanded the FCC's UNE Triennial Review Order in material respects. Of most importance to us, the Court determined that the FCC erred in delegating decision-making authority to state commissions, and in making national findings of impairment with respect to the switching and dedicated interoffice transport unbundled network elements. The Court stayed its decision until the denial of any petitions for rehearing or for a 60 day period (i.e., until May 1, 2004), whichever is later. Unless the Court's decision is itself stayed by the Court or the U.S. Supreme Court, or the FCC promulgates effective replacement rules, the result of the Court's decision will be that the FCC's rules requiring incumbent local telephone companies to make available the mass market switching and dedicated interoffice transport unbundled network elements to competitors at cost based rates pursuant to Section 251 of the Telecommunications Act will no longer be effective. However, the Court affirmed FCC rules that require former Regional Bell Operating Companies to make available similar unbundled network elements pursuant to Section 271 of the Telecommunications Act, albeit at rates that are "just and reasonable" rather than strictly cost based. Although prices for Section 271 unbundled network elements have not yet been established, it is probable that they will generally be higher than those charged for Section 251 unbundled network elements. Notably, in response to the Court's ruling, some state public utility commissions, but not all, have suspended their state impairment proceedings.

Should local circuit switching not be available to us due to this adverse decision or otherwise, we would be unable to offer services on an unbundled network element platform basis and would instead have to serve customers through total service resale agreements with the incumbent local telephone companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through our own facilities or the switching facilities of other non-incumbent carriers, any of which which could delay our service roll-out in some markets, increase our cost, and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition.

A brief summary of the FCC’s actions under its UNE Triennial Review Order that would likely have a significant impact on us is provided below:

Unbundled Local Switching and the Unbundled Network Element Platform: Our telecommunications services are provided primarily through the combination of unbundled network elements, including unbundled local circuit switching, loop and shared transport elements, commonly referred to as the unbundled network element platform. The FCC’s rules previously required that the incumbent local exchange companies provide to competitors the unbundled network element platform, including all network elements required by the competitor to provide retail telecommunications services, in most geographic areas. Through the use of the unbundled network element platform, we are able to provide retail local services entirely through the use of the incumbent local exchange companies’ facilities at lower prices than those available for local resale through total resale service agreements with the incumbent local exchange companies.

Among the network elements made subject to further state review under the FCC's UNE Triennial Review Order is the local circuit switching unbundled network element, which is a critical component of the unbundled network element platform. With respect to the local circuit switching element, the FCC adopted a national finding that competitive carriers providing telecommunications services to "mass market" customers are impaired without access to unbundled local circuit switching. Accordingly, under the FCC's UNE Triennial Review Order, incumbent local exchange companies were required to provide to competitive carriers serving the mass market access to the local circuit switching element, except where a state commission has determined in a nine-month proceeding, pursuant to the guidelines established by the FCC, that competitive carriers are not impaired without access to the local circuit switching element in a particular market, or otherwise that impairment in a particular market would be cured by implementation of a transitional local circuit switching regime. The state commissions could eliminate incumbent local exchange company unbundling requirements for local circuit switching in a particular market where one of the two "triggers" established by the FCC is satisfied: (1) three or more competing providers (providers not affiliated with each other or the incumbent local exchange company) serve mass market customers with the use of their own local circuit switches; or (2) two or more competing providers (providers not affiliated with each other or the incumbent local exchange company) offer wholesale local circuit switching service to carriers serving mass market customers using their own switches. In addition, where neither of the so-called "triggers" are satisfied for a particular market, the state commissions could nonetheless eliminate existing unbundling requirements for local circuit switching where market conditions would permit competitive entry through the deployment of new local circuits, or otherwise relax existing unbundling requirements where impairment in a particular market would be cured by implementation of a transitional local circuit switching regime. If the state commission determined that any of these tests is satisfied, then competitors could be foreclosed from submitting new orders for use of the local switching network element after five months, and they would be required to submit orders to migrate their embedded based of customers over a 13-27 month timeline.

However, as discussed above, the Court recently reversed, vacated and remanded both the FCC rules that delegated decision-making with respect to unbundled network elements to state commissions and the FCC’s national findings that competitive carriers are impaired absent the availability of the mass market switching and dedicated interoffice transport unbundled network elements. Thus, current FCC rules requiring incumbent telephone companies to make the mass market switching and dedicated interoffice transport unbundled network elements available to competitors at call-based rates could expire as soon as May 1, 2004. Although the incumbent local exchange company unbundling requirements for local circuit switching arising under Section 251 of the Telecommunications Act may be eliminated or limited by state commissions acting under the FCC's UNE Triennial Review Order, or due to the Court's decision to reverse and vacate these rules, competitive carriers’ access to local circuit switching on unbundled basis is preserved under Section 271 of the Telecommunications Act as a condition to the Regional Bell Operating Company's ability to provide in-region long distance services. However, the local circuit switching element, if accessible to competitive carriers only pursuant to Section 271 of the Telecommunications Act, may be offered at significantly higher rates, and subject to less favorable terms and conditions imposed by the incumbent local exchange companies, including the possibility that the incumbent local exchange companies will not be required to combine unbundled local circuit switching provided pursuant to Section 271 with other non-unbundled network elements or tariffed services. Should the local circuit switching element becomes effectively unavailable to serve a particular market, we would be unable to provide services on an unbundled network element platform basis and would instead have to serve customers through total service resale agreements with the incumbent local exchange companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through our own facilities or the switching facilities of other non-incumbent carriers. Our transition from providing telecommunications services on an unbundled network element platform basis may delay our service roll-out in some markets, increase our costs and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition.

Unbundled Transport Facilities : We have installed a local switch in Michigan along with related colocation equipment and have begun to carry test calls over its circuits, using a combination of our own switching capacity and unbundled loop and dedicated interoffice transport facilities purchased from the incumbent local exchange companies. In addition, we are in the process of developing plans for a broader roll-out of networking equipment. The use of our own local switch will diminish our reliance on incumbent local exchange company-provided local circuit switching and increase our reliance on incumbent local exchange company unbundled loop and unbundled transport facilities over time.

Under the FCC's UNE Triennial Review Order, "dedicated transport" is narrowly defined to include only those transmission facilities connecting incumbent local exchange company switches and wire centers within a local access and transportation area, or LATA. In general, with the exception of the optical carrier dedicated transport element, the FCC adopted a national finding that competitive carriers providing telecommunications services are impaired without access to incumbent local exchange company dedicated transport facilities on an unbundled basis. Accordingly, under the order, incumbent local exchange companies are required to provide to competitive carriers dedicated transport facilities on an unbundled basis along most requested routes. However, under the terms of the FCC’s UNE Triennial Review Order, the continued availability of dedicated transport elements, including DS1, DS3 and dark fiber facilities, was made subject to further review by the state commissions, and incumbent local exchange company unbundling requirements could be eliminated where a state commission has determined in a nine-month proceeding, pursuant to the guidelines established by the FCC, that competitive carriers are not impaired without access to incumbent local exchange company dedicated transport facilities on an unbundled basis along certain requested routes. Specifically, the state commissions may eliminate unbundling requirements for incumbent local exchange company dedicated transport facilities for a requested route where one of the two "triggers" established by the FCC is satisfied: (1) where three or more competing providers (providers not affiliated with each other or the incumbent local exchange company ) have self-provisioned DS3 or dark fiber facilities along the requested route, the state commission may eliminate incumbent local exchange company unbundling requirements for such facilities along the requested route; or (2) where two or more competing providers (providers not affiliated with each other or the incumbent local exchange company ) currently offer wholesale dedicated transport facilities to carriers along the requested route, the state commission shall eliminate incumbent local exchange company unbundling requirements for such facilities along the requested route. In addition, even where the first of the so-called triggers is not satisfied, the state commissions could nonetheless eliminate existing unbundling requirements for dark fiber or DS3 facilities upon a separate factual determination that competitive carriers providing telecommunications services are not actually impaired without access to incumbent local exchange company dedicated transport facilities on an unbundled basis.

However, as discussed above, the Court recently reversed, vacated and remanded both the FCC rules that delegated decision-making with respect to unbundled network elements to state commissions and the FCC’s national findings that competitive carriers are impaired absent the availability of the mass market switching and dedicated interoffice transport unbundled network elements. Thus, current FCC rules requiring incumbent telephone companies to make the mass market switching and dedicated interoffice transport unbundled network elements available to competitors at call-based rates could expire as soon as May 1, 2004.

In the event that the Court decision effectively eliminates existing unbundling requirements for certain dedicated transport unbundled network elements entirely along a requested route, we and other competitive carriers may be denied access to dedicated transport facilities on that route. To the extent that we expand upon our local switching, the unavailability of dedicated transport facilities along certain routes may adversely impact us where our own switching facilities have been deployed. However, under the FCC'S UNE Triennial Review Order, the shared transport facilities that comprise a part of the unbundled network element platform will continue to be available in markets where the local circuit switching unbundled network element remains available.

Unbundled Local Loops : In general, with the exception of optical carrier loops, the FCC adopted a national finding that competitive carriers providing telecommunications services over both mass market loops (including analog loops, DS0 loops, ISDN loops and xDSL loops) and enterprise loops (including dark fiber loops, DS1 loops and DS3 loops) are impaired without access to ILEC loop facilities on an unbundled basis. Accordingly, under the FCC'S UNE Triennial Review Order, incumbent local exchange companies are required to provide to competitive carriers unbundled loop facilities at most customer locations. However, the continued availability of unbundled enterprise or high-capacity loop facilities currently is subject to further review by the state commissions, and ILEC unbundling requirements may be eliminated where a state commission has determined in a nine-month proceeding, pursuant to the guidelines established by the FCC, that competitive carriers are not impaired without access to ILEC loop facilities on an unbundled basis at certain customer locations. Specifically, the state commissions may eliminate ILEC unbundling requirements for high-capacity loops, including dark fiber loops, DS1 loops and DS3 loops, where one of the two "triggers" established by the FCC is satisfied: (1) where a particular customer location currently is served by two or more competing providers (providers not affiliated with each other or the ILEC) using their own intermodal or intramodal loop transmission facilities at the relevant loop capacity, the state commission may eliminate ILEC unbundling requirements for such loop transmission facilities at that customer location; or (2) where two or more competing providers (providers not affiliated with each other or the ILEC) have deployed transmission facilities to a particular customer location and currently offer wholesale alternative loop facilities to competitive carriers at the same capacity level, the state commission may eliminate ILEC unbundling requirements for DS1 and DS3 loop transmission facilities at that customer location

Under the FCC'S UNE Triennial Review Order, the FCC preserved existing unbundling requirements for the mass market (that is, DS0) loops used by us for the vast majority of our unbundled network element platform and switch-based telecommunications operations. Furthermore, those unbundling requirements are not subject to further state review under the order, and therefore cannot be eliminated or otherwise restricted by the state commissions. Accordingly, the order will have little, if any, adverse impact on our ability to obtain the unbundled loops facilities critical to our telecommunications operations.

Access to Broadband : The FCC'S UNE Triennial Review Order does not require the incumbent local exchange companies to unbundle "next generation" network facilities, including new "fiber-to-the-home" loops and hybrid copper/fiber loops (to the extent requested for the purposes of providing broadband services to the mass market). While the FCC’s policy of restricted access to the incumbent local exchange company's broadband network facilities may be unfavorable to us and other competitive carriers, the adverse impact of broadband deregulation under the order is softened by the continued availability to competitive carriers of incumbent local exchange company-provided Time Division Multiplexing functionality on an unbundling basis.

Unbundled Network Element Pricing: The current pricing rules for unbundled network elements were established in the FCC's 1996 Local Competition Order , in which the FCC ordered that the rates for unbundled network elements charged to new entrants must be based on the forward-looking costs incurred by the incumbent local exchange company in providing the interconnection services or unbundled network elements ordered, as calculated using the "total element long-run incremental cost," or TELRIC, methodology. The FCC rejected the use of historical or embedded costs in setting rates that new entrants pay. The FCC required that TELRIC be measured based on the use of the most efficient telecommunications technology currently available and the lowest cost network configuration, given the location of existing ILEC wire centers. Under the Telecommunications Act, state commissions set the actual unbundled network element rates based on the FCC's TELRIC methodology.

On remand from the U.S. Supreme Court in AT&T v. Iowa Utilities Board , the Eighth Circuit Court of Appeals concluded in 2000 that the FCC’s unbundled network element pricing rules violated the terms of the Telecommunications Act. The Eighth Circuit held that the FCC’s TELRIC methodology incorrectly based costs associated with a "hypothetical network", and not on the actual cost of the particular facilities and equipment deployed by incumbent local exchange company. The Eighth Circuit, however, did not vacate the FCC’s decision to use a forward-looking cost methodology. The Court determined that requiring that forward-looking costs be used to establish unbundled network element rates is a matter within the FCC’s discretion. In 2002, the U.S. Supreme Court reversed the decision of the Eighth Circuit and validated the FCC’s TELRIC methodology in its entirety.

Although the FCC’s TELRIC methodology for establishing rates for unbundled network elements has been upheld by the U.S. Supreme Court, it is currently subject to comprehensive review by the FCC. On September 10, 2003, the FCC released a Notice of Proposed Rulemaking that addressed, among other issues, the impact of changes in ILEC unbundling obligations under the FCC's UNE Triennial Review Order on the FCC’s rules for the pricing of unbundled network elements, or TELRIC NPRM. The FCC already has accepted Comments and Reply Comments filed by interested parties in response to the TELRIC NPRM, and currently is hearing ex parte presentations on matters related to this rulemaking proceeding. The availability of incumbent local exchange company unbundled network elements at cost-based rates is critical to our ability to provide competitively-priced local telecommunications services. Accordingly, any change to the FCC’s current TELRIC pricing methodology that would increase the rates for unbundled network elements charged to competitive carriers could have material adverse effect on our operations.

Federal Regulation of Our Rates, Terms and Conditions

The FCC has imposed numerous reporting, accounting, record keeping and other regulatory obligations on us. We must offer interstate and international services under rates, terms and conditions that are just, reasonable and nondiscriminatory. We also must post publicly the rates, terms and conditions of our interstate and international long distance service on our web site or elsewhere, and are authorized to file interstate tariffs on an ongoing basis for interstate access services (rates charged among carriers for access to their networks). Although our interstate and international service rates, terms, and conditions are subject to review by the FCC, they are presumed to be lawful and have never been formally contested by customers or other consumers. Other FCC rules govern the procedures we use to solicit customers, our handling of customer information, our obligation to assist in funding the federal system of universal service, our billing practices and the like. We may be subject to forfeitures and other penalties if we violate the FCC's rules.

Long distance carriers pay local facilities-based carriers, including us, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks and facilities, including the unbundled network element platform. Historically, the Regional Bell Operating Companies set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. However, in 2000, the FCC established regulations that dramatically decreased the rates for interstate access charged by large incumbent local exchange companies, and, in 2001, established regulations that dramatically decreased the rates for interstate access charged by competitive carriers, including us. The FCC’s interstate access charge reform regimes for incumbent local exchange companies and for competitive local exchange carriers, such as we, prescribes continuing access charge rate reductions through 2005. The FCC’s access charge rules are the subject of ongoing rulemaking proceedings, which we believe will likely lead to additional reductions in access charge rates or to result in the total elimination of switched access charges.

Regulation of Advanced Services

Section 706 of the Telecommunications Act requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans, and Section 10 of the Communications Act requires the FCC to forbear from applying regulation where forbearance from regulation would be in the public interest. Several incumbent local exchange companies have petitioned the FCC pursuant to these provisions to modify or eliminate network unbundling obligations, or to forbear from imposing the FCC's unbundling and interconnection rules. In addition, incumbent telephone companies have filed similar petitions asking the FCC to bar competitive carriers like us from billing and collecting interexchange carrier switched access charges when providing service through the use of the local switching unbundled network element. If any of these petitions for waiver or forbearance are approved by action or inaction of the FCC, our access to critical unbundled network elements could be thwarted, or our ability to collect switched access charges could be forestalled, which could have a material adverse effect on our operations.

Regulation of Voice Over Internet Protocol

Voice over Internet Protocol, or VoIP, is a service that manages the delivery of voice information over data networks, using Internet Protocol. Rather than send voice information across traditional circuits through the public switched telephone network, VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. The regulation of VoIP is unsettled, and the FCC and numerous state commissions have opened proceedings to determine whether VoIP should be regulated and, if so, how. Among these proceedings, incumbent local exchange companies have petitioned the FCC to rule that facilities over which they provide VoIP services are not regulated. If such petitions were granted, the result could be to deny us access to incumbent local exchange company unbundled network elements over the affected facilities, which in turn could have a material adverse impact on our operations. On March 10, 2004, the FCC released a Notice of Proposed Rulemaking to consider what regulatory framework to apply to VoIP and other IP-enabled services in the future, including without limitation, whether such services should be regulated by the FCC and how, and whether switched access charges should be imposed when IP-ebabled services connect to the public switched telephone network.

Regulation of Marketing

Our current and past direct and partner marketing efforts all require compliance with relevant federal and state regulations that govern the sale of telecommunication services. The FCC and many states have rules that prohibit switching a customer from one carrier to another without the customer’s express consent and specify how that consent must be obtained and verified. Most states also have consumer protection laws that further define the framework within which our marketing activities must be conducted. While directed at curbing abusive marketing practices, the design and enforcement of these rules can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as our business.

Our marketing efforts are carried out through a variety of marketing programs, including referrals from existing customers, outbound telemarketing, direct sales through independent agents, broadcast media, online marketing initiatives and direct mail. Restrictions on the marketing of telecommunication services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized change of a customer’s service from one carrier to another carrier) and "cramming" (the unauthorized provision of additional telecommunication services). The Telecommunications Act strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements for the verification of orders for telecommunication services and establishing additional financial penalties for slamming. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. On October 1, 2003, the FCC's rules and regulations governing the creation and enforcement of national "do not call" databases became effective, which has had the effect of reducing the total number of leads available to us for outbound telemarketing (which is currently one of our important sales channels) in a given market. Notwithstanding, we can still market to these leads through our other sales channels, including direct mail. Our marketing activities have subjected us to investigations or enforcement actions by government authorities. The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of our marketing efforts and subject them to enforcement actions, which may have an adverse effect on us.

Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunication carriers such as us. For example, the FCC rules that restrict the use of "customer proprietary network information" (information that a carrier obtains and uses about its customers through their use of the carrier’s services) may make it more difficult for us to market additional telecommunication services (such as local and wireless), as well as other services and products, to our existing customers.

Federal Legislation

Senior congressmen have recently suggested that Congress should consider rewriting substantial portions of the Telecommunications Act. Any effort to reform the Telecommunications Act could result in changes that would materially reduce the obligations of incumbent local exchange companies to interconnect with, or provide unbundled network elements to, competitors. Any such legislative change could have a material adverse impact on our operations.

Universal Service Fund Regulation

Pursuant to Section 254 of the Telecommunications Act, the FCC requires us and other providers of telecommunication services to contribute to a federally administered universal service fund, which helps to subsidize the provision of local telecommunication services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The Telecommunications Act requires every telecommunication carrier that provides interstate telecommunication services to contribute, on an equitable and nondiscriminatory basis, to the specific, predictable and sufficient mechanisms established by the FCC to preserve and advance universal service. These regulations were recently amended and contributions to the FCC’s universal service funds are now assessed on telecommunication providers’ projected combined interstate and international end user telecommunication revenues, and no longer permit telecommunication providers to recover margin on this assessment. In a December 2002 Notice of Proposed Rulemaking, the FCC has asked many broad-ranging questions regarding universal service, including, whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. We cannot be sure that legislation or FCC rulemaking will not increase the size of its subsidy payments, the scope of the subsidy program or our costs of calculating, collecting and remitting the payments. Some states have similar universal fund programs, and in those instances we may be required to remit a portion of its intrastate revenue to such funds.

State Regulation

The vast majority of the states require us to apply for certification to provide local and intrastate telecommunication services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The majority of states also require us to file and maintain detailed tariffs listing our rates for intrastate service. State law typically requires charges and terms for our services to meet certain standards, such as requiring that charges and practices be just, reasonable and not unreasonably discriminatory. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunication operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. State regulatory authorities may also place burdensome requirements on telecommunication companies seeking transfers of control for licenses and the like. Under the regulatory arrangement contemplated by the Telecommunications Act, state authorities continue to regulate certain matters related to universal service, public safety and welfare, quality of service and consumer rights. All of these regulations, however, must be competitively neutral and consistent with the Telecommunications Act, which generally prohibits state regulation that has the effect of prohibiting us from providing telecommunications services in any particular state. State commissions also enforce some of the Telecommunications Act’s local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies and the setting of rates for unbundled network elements.

CORPORATE HISTORY AND INFORMATION

Talk America Inc. (formerly, Talk.com Holding Corp. and Tel-Save, Inc.), our predecessor and now our principal operating subsidiary, was incorporated in Pennsylvania in May 1989 as a provider of long distance phone service. We were incorporated in June 1995. In 2000, we decided to expand beyond our historical long distance service offerings and utilize the unbundled network element platform to enter the large local telecommunications market and diversify our product portfolio through the bundling of local service with our core long distance service offerings.

The address of our current principal executive offices is 12020 Sunrise Valley Drive, Suite 250, Reston, Virginia 20190, and our telephone number is (703) 391-7500. Our web address is www.talkamerica.com and www.talk.com. We make available free of charge on our websites, www.talkamerica.com and www.talk.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.

EMPLOYEES

As of December 31, 2003, we employed approximately 1,300 persons. We consider relations with our employees to be good.

ITEM 2. PROPERTIES

We lease 8,000 square feet of office space in Reston, Virginia, that serves as our headquarters and is the location of a number of our executive and network personnel and many of our marketing personnel. We own a 24,000 square foot facility in New Hope, Pennsylvania that is the location of certain other executives and our finance, legal and information technology development personnel and some of our marketing personnel. We also lease properties in the cities in which switches for our network have been installed (New York, New York; San Francisco, California; Chicago, Illinois; Dallas, Texas; Jacksonville, Florida; and Southfield, Michigan). We lease 3,500 square feet of office space in Chicago, Illinois for additional information technology development personnel.

With respect to our sales, provisioning and customer service operations, we own a 32,000 square foot facility located in Palm Harbor, Florida. We also lease the following facilities for sales, provisioning and customer service operations: a 29,000 square foot facility in Orlando, Florida; a 13,000 square foot facility in Greenville, South Carolina; a 12,000 square foot facility in Fort Myers, Florida; a 25,000 square foot facility in Palm Harbor, Florida, and; a 8,000 square foot facility in New Port Richey, Florida.

ITEM 3. LEGAL PROCEEDINGS

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services, as well as certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. During the second quarter 2003, we were made aware that AOL agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to a former telecommunications marketing agreement, between us and AOL. At the time of the settlement agreement, AOL asserted that we are required to indemnify AOL in this matter under the terms of the marketing agreement and advised that it will seek such indemnification from us. We believe that we do not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. We have received no further information regarding this matter and it is our intention, if AOL initiates a claim for indemnification under the marketing agreement, to defend against the claim vigorously. We believe that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

Our executive officers, as of March 12, 2004, were as follows:

Name	Age	Position

Gabriel Battista	59	Executive Chairman of the Board of Directors and Director
Warren Brasselle	46	Executive Vice President - Network Operations
Jeffrey Earhart	42	Executive Vice President - Customer Operations
Aloysius T. Lawn, IV	45	Executive Vice President - General Counsel and Secretary
Timothy W. Leonard	43	Chief Information Officer
Edward B. Meyercord, III	38	Chief Executive Officer, President and Director
Thomas Walsh	44	Senior Vice President - Finance and Treasurer
David G. Zahka	44	Chief Financial Officer

All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

GABRIEL BATTISTA. Mr. Battista currently serves as our Executive Chairman of the Board of Directors. From January 1999 through May 2001 Mr. Battista served as our Chairman of the Board of Directors, Chief Executive Officer and President. From May 2001 through December 2003, Mr. Battista served as our Chairman of the Board of Directors and Chief Executive Officer. Prior to joining us in January of 1999 as a Director and Chief Executive Officer, Mr. Battista served as Chief Executive Officer of Network Solutions Inc., an Internet domain name registration company. Prior to joining Network Solutions, Mr. Battista served both as CEO and as President and Chief Operating Officer of Cable & Wireless, Inc., a telecommunication provider. His career also included management positions at US Sprint, GTE Telenet and The General Electric Company. Mr. Battista is a member of our Board of Directors and also serves as a director of Capitol College and of Systems & Computer Technology Corporation.

WARREN BRASSELLE. Mr. Brasselle currently serves us as Executive Vice President - Network Operations. Between April 2000 and February 2004, Mr. Brasselle served us as Senior Vice President - Operations. Prior to joining us, Mr. Brasselle was Vice President of Operations for Cable and Wireless North America since 1996, where he was broadly responsible for the design, provisioning, and maintenance of Cable & Wireless' voice, data, and IP network. Mr. Brasselle also held a variety of operational positions at MCI, now MCI WorldCom Inc. and Williams Telecommunications.

JEFFREY EARHART. Mr. Earhart currently serves us as Executive Vice President - Customer Operations. Between 2000 and 2004, he served us as Senior Vices President - Customer Operations and between 1997 and 2000, as Vice President, Operations. Mr. Earhart originally joined us as our Director of Retail Sales and Provisioning in 1990, a position he held until 1992. Prior to rejoining us in 1997, Mr. Earhart served as President of Collective Communications Services, an independent long distance reseller of our long distance services.

ALOYSIUS T. LAWN, IV. Mr. Lawn joined us in January 1996 and currently serves as our Executive Vice President - General Counsel and Secretary. Prior to joining us, from 1985 through 1995, Mr. Lawn was an attorney in private practice. Mr. Lawn is also a director of Stonepath Group, Inc., a global, integrated logistics services organization.

TIMOTHY W. LEONARD. Mr. Leonard joined us in September 2000 and currently serves as our Chief Information Officer. Prior to joining us, from 1991 through 2000, Mr. Leonard was an independent contractor who performed engagements in the information technology area for numerous Fortune 1000 companies. From 1988 to 1991, Mr. Leonard served as a senior consultant with the PA Consulting Group, an information technology consulting company.

EDWARD B. MEYERCORD, III. Mr. Meyercord currently serves as our Chief Executive Officer and President. From May 2001 through December 2003, Mr. Meyercord served as our President. He served as our Chief Financial Officer between August 1999 and December 2001 and Chief Operating Officer between January 2000 and May 2001. He joined us in September of 1996 as the Executive Vice President, Marketing and Corporate Development. Prior to joining us, Mr. Meyercord was a Vice President in the Global Telecommunications Corporate Finance Group at Salomon Brothers, Inc., based in New York. Prior to Salomon Brothers he worked in the corporate finance department at PaineWebber Incorporated. Mr. Meyercord is also a member of our Board of Directors.

THOMAS M. WALSH. Mr. Walsh joined us in September of 2000 and currently serves as our Senior Vice President - Finance and Treasurer. Before joining us, he served as a director at Comcast Cellular Communications, a telecommunications company, from 1996 to 1999, and Regional Controller of SBC Mobil Systems, a successor corporation, from 1999 to 2000. Prior to Comcast Cellular Communications, he worked for Call Technology Corporation, a telecommunications company, where he was responsible for all finance and accounting functions as Chief Financial Officer. Prior to his tenure with Call Technology Corporation, Mr. Walsh served as Audit Manager for Ernst & Young. Mr. Walsh is a Certified Public Accountant.

DAVID G. ZAHKA. Mr. Zahka joined us in December of 2001 as Chief Financial Officer. Before joining us, he spent more than 15 years with PaineWebber Incorporated, and its successor UBS Warburg, where he served most recently as Executive Director of the Financial Sponsors Group. At PaineWebber, Mr. Zahka also served as Senior Vice President of Debt Capital Markets and First Vice President of its Utility Finance Group.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $.01 par value per share, is traded on the Nasdaq National Market under the symbol "TALK". As of March 9, 2004, there were approximately 905 record holders of our common stock. We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our stockholders approved a one-for-three reverse stock split of our common stock, effective October 15, 2002, decreasing the number of common shares authorized from 300 million to 100 million. All applicable references to the number of shares of common stock and per share information, stock option data and market prices have been restated to reflect this reverse stock split. High and low quotations listed below are actual closing sales prices as quoted on the Nasdaq National Market:

Common Stock	Price Range Of Common Stock

	High	Low

2002
First Quarter	$1.92	$1.11
Second Quarter	12.39	1.32
Third Quarter	11.91	6.15
Fourth Quarter	9.18	5.43
2003
First Quarter	7.34	3.52
Second Quarter	13.26	6.78
Third Quarter	16.04	9.97
Fourth Quarter	15.39	9.68

COMPENSATION PLANS AND SECURITIES

The following table sets forth certain information as of December 31, 2003 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by security holders	2,878,400	$7.45	421,097
Equity compensation plans not approved by security holders (2)	2,558,707	$9.36	14,232

Total	5,437,107	$8.35	435,329

(1)  Under all plans, if any shares subject to a previous award are forfeited, or if any award is terminated without issuance of shares or satisfied with other consideration, the shares subject to such award shall again be available for future grants.

(2)  These shares are primarily under our 2001 Non-Officer Long Term Incentive Plan, pursuant to which up to 1,666,666 shares of our common stock may be issued to our non-executive employees in the form of options, rights, restricted stock and incentive shares. The balance of these shares include shares issuable on exercise of certain options granted to non-executive employees and in connection with the initial employment of executive officers and without shareholder approval as permitted by the rules of Nasdaq. To the extent permitted by the rules of Nasdaq, there may be further grants of securities by option or otherwise without shareholder approval, both to non-executive employees and in connection with the initial employment of executive officers.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In Thousands, Except For Per Share Amounts)
Consolidated Statements of Operations Data:
Revenue	$382,663	$317,507	$488,158	$525,712	$516,548
Costs and expenses:
Network and line costs	181,682	155,567	235,153	292,931	289,029
General and administrative expenses	57,503	53,510	82,202	65,360	39,954
Provision for doubtful accounts	11,599	9,365	92,778	53,772	28,250
Sales and marketing expenses	48,277	27,148	73,973	152,028	96,264
Depreciation and amortization	18,344	17,318	34,390	19,257	6,214
Impairment and restructuring charges	--	--	170,571	--	--
Significant other charges (income)	--	--	--	--	(2,718)

Total costs and expenses	317,405	262,908	689,067	583,348	456,993

Operating income (loss)	65,258	54,599	(200,909)	(57,636)	59,555
Other income (expense):
Interest income	388	802	1,220	4,859	3,875
Interest expense	(7,353)	(9,087)	(6,091)	(5,297)	(4,616)
Other income (expense), net	2,470	28,448	17,950	(3,822)	20,115

Income (loss) before provision for income taxes	60,763	74,762	(187,830)	(61,896)	78,929
Provision (benefit) for income taxes	(17,698)	(22,300)	--	--	--

Income (loss) before cumulative effect of an accounting change	78,461	97,062	(187,830)	(61,896)	78,929
Cumulative effect of an accounting change	--	--	(36,837)	--	--

Net income (loss)	$78,461	$97,062	$(224,667)	$(61,896)	$78,929

Income (loss) per share – Basic:
Income (loss) before cumulative effect of an accounting change per share	$2.97	$3.56	$(7.11)	$(2.63)	$3.87
Cumulative effect of an accounting change per share	--	--	(1.40)	--	--

Net income (loss) per share	$2.97	$3.56	$(8.51)	$(2.63)	$3.87

Weighted average common shares outstanding	26,376	27,253	26,414	23,509	20,395

Income (loss) per share – Diluted:
Income (loss) before cumulative effect of an accounting change per share	$2.75	$3.15	$(7.11)	$(2.63)	$3.68
Cumulative effect of an accounting change per share	--	--	(1.40)	--	--

Net income (loss) per share	$2.75	$3.15	$(8.51)	$(2.63)	$3.68

Weighted average common and common equivalent shares outstanding	28,514	30,798	26,414	23,509	21,471

	At December 31,

	2003	2002	2001	2000	1999

	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,242	$33,588	$22,100	$40,604	$78,937
Total current assets	105,595	82,825	51,214	97,203	150,893
Goodwill and intangibles, net	24,169	26,882	29,672	218,639	1,068
Total assets	245,923	189,075	165,737	407,749	215,008
Current portion of long-term debt	1,806	61	14,454	2,822	--
Total current liabilities	79,441	64,754	87,789	100,271	71,168
Contingent obligations	--	--	--	114,630	114,630
Long-term debt	46,791	100,855	152,370	103,695	84,985
Stockholders' equity (deficit)	99,787	23,466	(74,422)	82,700	(69,375)
________________________________

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of items affecting the results of 2001, 2002 and 2003.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

Cautionary Note Concerning Forward-Looking Statements

Certain of the statements contained in this Form 10-K Report may be considered "forward-looking statements" for purposes of the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our management’s current expectations or plans for our future operating and financial performance, based on our current expectations and assumptions currently believed to be valid. For these statements, we claim protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words or phrases, including, but not limited to, "believes," "estimates," "expects," "expected," "anticipates," "anticipated," "plans," "strategy," "target," "prospects" and other words of similar meaning in connection with a discussion of future operating or financial performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-K Report includes important information as to risk factors in the "Business" section under the headings "Business Operations," "Competition" and "Regulation" and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." In addition to those factors discussed in this Form 10-K Report, you should see our other reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

OVERVIEW

Talk America Holdings, Inc., through its subsidiaries, offers a bundle of local and long distance phone services to residential and small business customers in the United States. Our business strategy is to build a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local exchange companies and then to migrate customers to our own networking platform and further increase our revenues and profitability by offering new products and services to these customers. We refer to this strategy as our "customer first" strategy.

In 2000, we decided to expand beyond our historical long distance service offerings and utilize the unbundled network element platform to enter the large local telecommunications market and diversify our product portfolio through the bundling of local service with our core long distance service offerings. We encountered a number of operational and business difficulties during the rollout of our bundled service offering in 2000 and worked to address the operational issues that we encountered. We focused on improving the overall efficiency of the bundled business model in 2001. During 2002, our top operating priorities were to lower bad debt expense, reduce customer turnover, or "churn," and lower our customer acquisition costs. During 2003, our primary focus was increasing sales of our bundled services within the targets established by management for acquisition costs, customer turnover and bad debt expense. We ended 2003 with 557,000 billed bundled lines. We expect our existing base of long distance customers to continue to decline in 2004 through attrition due to our decision to focus our marketing efforts on the sale of our bundled product.

An integral element of our business strategy is our development of our own local networking capacity. This development, if successful, will enhance our operating flexibility and provide us with an alternative to the wholesale operating platforms of the incumbent local exchange companies. As the first step in enabling us to implement this stage of our business strategy, during 2003, we deployed networking assets in Michigan and have begun to carry test calls over our own switching platform. We are in the process of automating the business processes required to provide local network-based services and to support the proposed deployment of our own local network. Our objective is to develop a viable networking opportunity as an alternative to the wholesale operating platforms of the incumbent local exchange companies to provide us with operating flexibility. In addition, we will add new services and enhance our existing service and product offerings, as available, to increase our revenues and profitability from our customers.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Year Ended December 31,

	2003	2002	2001

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	47.5	49.0	48.2
General and administrative expenses	15.0	16.8	16.8
Provision for doubtful accounts	3.0	2.9	19.0
Sales and marketing expenses	12.6	8.6	15.2
Depreciation and amortization	4.8	5.5	7.0
Impairment and restructuring charges	--	--	35.0

Total costs and expenses	82.9	82.8	141.2

Operating income	17.1	17.2	(41.2)
Other income (expense):
Interest income	0.1	0.3	0.3
Interest expense	(1.9)	(2.9)	(1.2)
Other, net	0.6	9.0	3.6

Income (loss) before income taxes	15.9	23.6	(38.5)
Provision (benefit) for income taxes	(4.6)	(7.0)	--

Income (loss) before cumulative effect of an accounting change	20.5	30.6	(38.5)
Cumulative effect of an accounting change	--	--	(7.5)

Net income (loss)	20.5%	30.6%	(46.0)%

The following table sets forth for certain items of our financial data for each year the percentage increase or (decrease) in such item from the preceding fiscal year:

	Year Ended December 31,
	2003	2002

Revenue	20.5%	(35.0)%
Costs and expenses:
Network and line costs	16.8	(33.8)
General and administrative expenses	7.5	(34.9)
Provision for doubtful accounts	23.9	(89.9)
Sales and marketing expenses	77.8	(63.3)
Depreciation and amortization	5.9	(49.6)
Impairment and restructuring charges	--	(100.0)

Total costs and expenses	20.7	(61.8)

Operating income	19.5	127.2
Other income (expense):
Interest income	(51.6)	(34.3)
Interest expense	(19.1)	49.2
Other, net	(91.3)	58.5

Income before income taxes	(18.7)	139.8
Benefit for income taxes	(20.6)	--

Income before cumulative effect of an accounting change	(19.2)	151.7
Cumulative effect of an accounting change	--	(100.0)

Net income (loss)	(19.2)%	143.2%

Revenue.  The increase in revenue in 2003 from 2002 was due to the increase in bundled revenue offset by a decline in long distance revenue. In 2002 both long distance and bundled revenue decreased. In 2000, we decided to shift our focus to the bundled product and no longer actively market the long distance product. During 2003 and 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates may adversely impact customer turnover.

The increase in bundled revenue to $281.3 million in 2003 from $171.2 million in 2002 was due to higher average bundled lines in 2003 as compared to 2002, partially offset by lower average monthly revenue per customer. We ended 2003 with 557,000 billed bundled lines. Approximately 58.6% of the bundled lines in December 2003 were in Michigan. While we have expanded our marketing efforts in additional states during 2003, including Georgia, Illinois, New York, New Jersey, Indiana, Wisconsin, Ohio and Maryland, continued growth in revenues will depend upon our ability to develop and scale various marketing programs in additional states or areas and to maintain or reduce the current level of customer turnover.

The decrease in bundled revenue to $171.2 million in 2002 from $196.5 million in 2001 was due to lower average revenue per bundled line in 2002 as compared to 2001. Such decrease resulted from our strategy to market lower priced products to be more competitive with incumbent and other competitive local exchange carriers. We ended 2002, with 333,000 billed bundled lines compared with approximately 179,000 billed bundled lines in 2001. Approximately 61.1% of the bundled lines in December 2002 were in Michigan.

Our long distance revenue decreased in 2003 to $101.4 million from $146.3 million in 2002, and from $291.7 million in 2001. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue. Long distance revenues for 2002 and 2001 included non-cash amortization of deferred revenue of $6.2 million and $7.4 million, respectively, related to a telecommunications service agreement entered into in 1997. Deferred revenue relating to this agreement had been amortized over a five-year period. The agreement and related amortization terminated in October 2002.

Network and Line Costs.  The increase of network and line costs in 2003 from 2002 is primarily due to the increase in bundled customers, partially offset by the decrease in long distance customers. The lower total network and line costs as a percentage of revenue were due primarily to lower network costs as a percentage of revenue for both the bundled and long distance products. This decrease was partially offset by a shift in our customer base to the higher cost bundled product from the lower cost long distance product.

Bundled network and line costs were $141.9 million for 2003, as compared to $96.1 million for 2002 and $107.7 million for 2001. Long distance network and line costs were $39.8 million for 2003, as compared to $59.5 million for 2002 and $127.5 million for 2001. As a percentage of bundled revenue, bundled and network line costs were 50.4% for 2003, as compared to 56.1% for 2002 and 54.8% for 2001. Long distance network and line costs as a percentage of long distance revenue were 39.2% for 2003, as compared to 40.6% for 2002 and 43.7% for 2001.

The decrease of network and line costs in 2002 from 2001 was primarily due to the decrease in long distance customers and a reduction in access and usage rates. Network and line costs for 2002 benefited from a credit of $1.7 million in connection with a New York Public Service Commission mandated refund from Verizon New York of certain unbundled network element platform switching costs. The growth in 2002 of local bundled service as a percentage of total revenue from 2001 and product mix has contributed to the increase in overall network and line cost as a percentage of revenues.

We structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market these higher priced products. There are several factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

•      determinations by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, requiring us to provide services in these areas through total service resale agreements with incumbent local exchange companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through the switching facilities of other non-incumbent carriers, in any case at significantly increased costs, or to provide services over our own switching facilities, if they have been deployed. The Court of Appeals, on March 2, 2004, issued an order that reversed the FCC’s Triennial Review Order in part and remanded to the FCC with instructions to revise the Order in material ways that may make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas (see Item 1"Regulation," above and "Liquidity and Capital Resources, Other Matters," below);

•      adverse changes to the current pricing methodology mandated by the FCC for use in establishing the prices charged to us by incumbent local telephone companies for the use of their unbundled network elements. The FCC’s 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways, (see Item 1, "Regulation," above and "Liquidity and Capital Resources, Other Matters," below) clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable incumbent local telephone companies to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local exchange companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. These changes could result in material increases in prices charged to us for unbundled network elements; and

•      determinations by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.

Changes in the pricing of our service plans could also cause network and line costs as a percentage of revenue to change in the future. See our discussion under "Liquidity and Capital Resources, Other Matters," below.

General and Administrative Expenses.  General and administrative expenses increased in 2003 from 2002. In 2002, general and administrative expenses were reduced by a settlement of litigation relating to an obligation with a third party of $1.7 million. The increase was also due to an increase in the number of employees for customer service and information technology to support our expanding base of bundled customers. As of December 31, 2003, we had 270 and 53 employees within customer service and information technology, respectively, as compared to 225 and 43 as of December 31, 2002. The decrease in general and administrative expenses in 2002 from 2001 was due primarily to significant reductions in workforce and other cost cutting efforts by us as we pursued improvements in operating efficiencies of our bundled business model and the litigation settlement.

While we expect general and administrative expense as a percentage of revenue to continue to decline as the customer base grows, realization of such efficiencies will be dependent on the ability of management to continue to control personnel costs in areas such as customer service and collections. There can be no assurances that we will be able to realize these efficiencies.

Provision for Doubtful Accounts.  The provision for doubtful accounts increased in 2003 from 2002. In 2002, the provision for doubtful accounts was reduced by a reversal of the reserve for doubtful accounts of $1.9 million due to better than expected collections experience on accounts receivable outstanding at year end 2001. The benefits of our actions taken during the third and fourth quarters of 2001 to reduce bad debt expense and improve the overall credit quality of our customer base were reflected in the lower bad debt expense for 2002. In general, bad debt expense as a percentage of revenue of our long distance customers is lower than that of our bundled customers because of the relatively greater maturity of the long distance customer base, however, the impact of this lower bad debt expense is decreasing as our base of long distance customers continues to decline.

Sales and Marketing Expenses.  The increase in sales and marketing expenses in 2003 from 2002 is primarily attributable to increased levels of sales and marketing activity to continue our bundled sales growth. The decrease in sales and marketing costs in 2002 from 2001 was primarily attributable to the reduction in marketing fees paid to AOL due to the termination of the marketing relationship with AOL effective September 30, 2001. Currently, substantially all of our sales and marketing expenses relate to the bundled product. Included in sales and marketing expenses are advertising expenses of $6.8 million for 2003, $1.5 million for 2002, and $0.2 million for 2001. We expect sales and marketing expenses to increase in 2004 as we continue to target growth in the bundled product and invest in the development of our marketing programs.

Impairment and Restructuring Charges.  Included in impairment and restructuring charges for 2001 was an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the August 2000 acquisition of Access One Communications Corp. In September 2001, we approved a plan to close one of our call center operations. We incurred expenses of $1.9 million during 2001 to reflect the elimination of approximately 225 positions and lease exit costs in connection with the call center closure. There were no impairment or restructuring charges in 2002.

Interest Expense.  The decrease in interest expense in 2003 from 2002 is primarily due to lower outstanding debt balances. As a result of the restructuring agreement with AOL on December 23, 2002, we recorded interest expense associated with the 8% Secured Convertible Notes on our consolidated statement of operations for 2003, partially offsetting the decrease due to lower outstanding debt. The increase in interest expense in 2002 from 2001 was primarily due to the higher yielding debt instruments delivered in the exchange of our 4-1/2% and 5% Convertible Subordinated Notes for 8% Convertible Senior Subordinated Notes and 12% Senior Subordinated Notes and the restructuring of our senior credit facility. The issuance in 2001 of the 8% Secured Convertible Notes was initially accounted for as a troubled debt restructuring. As such, the aggregate interest expense for these notes was recorded as a liability at such time and the subsequent interest expense associated with these notes of $2.7 million and $0.8 million for 2002 and 2001, respectively, were not reflected in the statement of operations.

Depreciation and Amortization.  Amortization expense decreased significantly in 2002 from 2001 due to the write-down in 2001 of goodwill associated with the acquisition of Access One. Additionally, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which established the impairment approach rather than amortization for goodwill, resulting in reduced amortization as a result of the elimination of goodwill amortization in 2002.

Other Income, Net.  Other income for 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par. Other income in 2002 included $28.9 million attributed to the restructuring and repurchase of a portion of our 8% Secured Convertible Notes and $1.6 million attributed to the repurchase of a portion of our 12% Senior Subordinated Notes, partially offset by a loss of $1.1 million related to the retirement of our senior credit facility.

Other income for 2001 of $20.6 million include a $16.9 million gain on the restructuring of the AOL contingent redemptions in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."  In addition, we reacquired $5.0 million of our 4-1/2% Convertible Subordinated Notes due 2002 at a $3.8 million discount from the face amount. The amount for 2001 also consisted of a $2.4 million unrealized loss on the increase in fair value of the AOL contingent redemptions in accordance with the fair value accounting treatment under EITF Abstract No. 00-19. This amount did not recur, as the AOL contingent redemptions had been restructured effective December 2001.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002", issued in May 2002, by the Financial Accounting Standards Board, which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items. The adoption of SFAS 145 resulted in a reclassification from extraordinary gains (losses) from the extinguishment of debt of $29.3 million and $20.7 million to other income (expense) for 2002 and 2001, respectively.

Provision for Income Taxes.  In both 2003 and 2002, management evaluated the deferred tax asset valuation allowance and determined that a portion of the allowance should be reversed. The evaluation considered profitability of the business, the ability to utilize the deferred tax assets in the future and possible restrictions on use due to provisions of the Internal Revenue Code Section 382 "Change in Ownership." After consideration of each of these factors, we concluded certain deferred tax assets will more likely than not be utilized, and reversed deferred tax asset valuation allowances of $41.4 million and $22.3 million for 2003 and 2002, respectively, and recognized non-cash deferred income tax benefits in these amounts. In 2003, the tax benefit was partially offset by an income tax expense of $23.7 million.

As a result of the application of net operating loss carryforwards, or NOLs, we currently need only pay accrued alternative minimum taxes and certain state income taxes. As of December 31, 2003, we had approximately $207 million of NOLs of which approximately $147 million are estimated to be available to offset taxable income. A valuation allowance has been recorded to reduce the carrying amounts of certain deferred tax assets for such assets that may not be realized. We will continue to assess the valuation allowance of these deferred tax assets, and will reverse such allowance if we conclude that it is more likely than not these deferred tax assets will be utilized.  We expect that our NOLs will be fully utilized by 2006.

Cumulative Effect of an Accounting Change.  We adopted Emerging Issues Task Force (EITF) Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," in the quarter ended June 30, 2001. The cumulative effect of the adoption of this change in accounting principle resulted in a non-cash charge to operations of $36.8 million in the second quarter of 2001, representing the change in fair value of contingent redemption features of warrants and common stock held by AOL from issuance on January 5, 1999 through June 30, 2001. The requirements under EITF 00-19 will not apply to future changes in the value of these instruments, as the AOL contingent redemptions have been restructured effective December 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. In 2003 and 2002, our operating activities provided net cash flow of $73.2 million and $51.9 million, respectively, more than half of which in each year was used by us to reduce our outstanding debt obligations and a significant portion of the balance of which was used to fund capital expenditures and capitalized software development costs. As of December 31, 2003, we had $35.2 million in cash and cash equivalents and long-term debt of $46.8 million, compared to $33.6 million and $100.9 million, respectively, at December 31, 2002.

Our contractual obligations as of December 31, 2003 are summarized by years to maturity as follows (in thousands):

Contractual Obligations	Total	1 year or less	2 – 3 Years	4 – 5 Years	Thereafter

Talk America Holdings, Inc.:

12% Senior Subordinated Notes due 2007 (1)	$40,730	$--	$--	$40,730	$--
8% Convertible Senior Subordinated Notes due 2007 (2)	3,778	--	--	3,778	--
5% Convertible Subordinated Notes due 2004	670	670	--	--	--

Talk America Inc. and other subsidiaries:

Capital lease obligations	3,419	1,136	2,283	--	--

	$48,597	$1,806	$2,283	$44,508	$--

Operating leases	$8,248	$2,960	$4,306	$501	$481
Carrier commitments (3)	81,650	19,250	41,600	20,800	--

Total Contractual Obligations	$138,495	$24,016	$48,189	$65,809	$481

________

(1)    Since the end of 2003 and through February 27, 2004, we have purchased, or committed to purchase, a further $30.0 million principal amount of these 12% Senior Subordinated Notes.

(2)    The amount of the 8% Convertible Senior Subordinated Notes include $2.8 million of principal and $1.0 million of future accrued interest.

(3)    In December 2003, we entered into a new four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement, contain certain minimum usage commitments. Our contract with AT&T establishes pricing and provides for annual minimum revenue commitments based upon usage as follows: 2004

- $25 million, 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for 2004 of $3.0 million. While we believe we will meet these annual minimum revenue commitments, and that we will not have to pay the shortfalls, here can be no assurances of this, and, if we are required to pay any of the shortfall amounts under one of these agreements, our costs of purchasing the services under the agreement will correspondingly increase.

Cash Provided By Operating Activities. Net cash provided by operating activities was $73.2 million in 2003 and $51.9 million in 2002. In 2003, the major contributors to the net cash provided by operating activities were:
•  Net income of $78.5 million;
•  Increases in accounts payable and accrued expenses of $3.1 million, primarily due to increased levels of sales and marketing activity to continue our bundled sales growth, and an increase in network and line costs primarily due to the increase in bundled customers;
•  A decrease in other assets of $1.5 million, primarily from repayment of a related party loan;
•  An increase in deferred revenue of $4.4 million for advance customer billings, primarily due to the growth in bundled customers.

Partially offsetting these contributors to the net cash provided by operating activities were:
•  Non-cash benefits of $22.2 million, primarily consisting of a net deferred tax asset of $19.7 million and gain from debt extinguishments of $2.5 million. We recognized non-cash deferred income tax benefits of $41.4 million because of our outlook for continued profitability and our ability to more likely than not utilize the deferred tax assets. The tax benefit was partially offset by income tax expense of $23.7 million. The application of NOL carryforwards have limited our current payment of income taxes to cash taxes for alternative minimum taxes and state income taxes. We expect that our NOLs will be fully utilized by 2006;
•  An increase in accounts receivable of $24.1 million due to the continued shift in our customer base from long distance customers to local bundled customers with higher average monthly revenue per customer. We generally do not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising our customer base.

In 2002, the major contributors to the net cash provided by operating activities were:
•  Net income of $97.1 million; and
•  An increase in other liabilities of $2.6 million, primarily consisting of an increase in interest payable due to higher yielding debt instruments delivered in the exchange for our 4-1/2% and 5% Convertible Subordinated Notes for 8% Convertible Senior Subordinated Notes and 12% Senior Subordinated Notes, and the restructuring of our senior credit facility.

Partially offsetting these contributors to the net cash provided by operating activities were:
•  An increase in accounts receivable of $10.6 million, primarily due to the continued shift in our customer base from long distance customers to local bundled customers with higher average monthly revenue per customer;
•  A decrease in accounts payable and accrued expenses of $11.5 million, primarily due to decreases in 2002 of network and line costs, sales and marketing expenses and general and administrative expenses from 2001 and due to prompter payment of vendors; and
•  Non-cash items of $53.3 million, primarily consisting of a gain from restructuring and redemption of convertible debt of $28.9 million and the deferred income tax valuation reserve reversal of $22.3 million. On December 23, 2002, we restructured our 8% Secured Convertible Notes and, accordingly, these notes were no longer accounted for as a troubled debt restructuring. The $28.9 million gain from the restructuring and repurchase of these notes was related to the decrease in future accrued interest, which was reflected as a $28.9 million reduction in long-term debt. We recognized non-cash deferred income tax benefits because of our outlook for continued profitability and our ability to utilize the deferred tax assets.

Net Cash Used in Investing Activities. In 2003, approximately 42% of our $11.8 million in capital expenditures million consisted of costs related to our deployment of networking assets ( local switch and colocation equipment) in Michigan. Also in 2003, to support our customer growth, we opened a new customer service call center. Costs associated with our call center initiatives were approximately 12% of total capital expenditures. The remaining 2003 capital expenditures consisted primarily of upgrades to our information technology capabilities to support our customer growth. In addition, during 2003, we entered into a capital lease valued at $3.4 million for upgrades to our customer data storage equipment. In 2004, we plan to add two more colocations and to start migrating local bundled customers over to our network, and expect to incur capital expenditures of approximately $12 to $15 million for both network and non-network assets. As we pursue our "customer first" strategy of building a large, profitable base of bundled service customers using the wholesale operating platforms of the incumbent local exchange companies and then migrate those customers to our own networking platform and offer new products and services to these customers, our capital expenditures are expected to increase significantly.

Capitalized software development costs consist of direct development costs associated with internal-use computer software including external direct costs of material and services and payroll costs for employees devoting time to the software projects. In 2003, capitalized software development costs totaled $2.7 million and were primarily related to the development of customer relations management software. In 2004, we expect software development costs to increase moderately as we continue to develop the integrated information systems required to provide local switch-based service.

Net cash used in investing activities was $7.3 million during 2002, consisting of capitalized software development costs of $2.5 million and capital expenditures primarily for the purchase of equipment of $4.8 million.

Net Cash Used in Financing Activities.  Net cash used in financing activities for 2003 and 2002 was primarily attributable to debt repayment and purchases of $52.9 and $32.7 million, respectively. For 2002, $2.8 million of interest was recorded as additional principal on the 12% Senior Subordinated Notes and 8% Secured Convertible Notes for payment of interest in kind rather than in cash. Since December 31, 2003 and through February 27, 2004, we have purchased $15.0 million principal amount of our 12% Senior Subordinated Notes at par and committed to redeem an additional $15 million principal amount in April 2004.

In addition, in 2003, pursuant to our share buyback program announced in January 2003, we purchased 1,315,789 shares for a purchase price of $5.0 million. Under the buyback program, we are authorized to spend up to $10.0 million for share purchases, with a cap of 2.5 million shares.

In 2004, we will continue to evaluate opportunities to purchase our debt prior to maturity, as well as to consider acquiring shares under the balance of our share buyback program. The remaining shares authorized under the program may be purchased, from time to time, in the open market and/or in private transactions.

Note Obligations

8% Secured Convertible Notes

In September 2001, we restructured our financial obligations with America Online, Inc. that arose under our 1999 investment agreement and, effective September 30, 2001, also ended our marketing relationship with AOL. In connection with the restructuring, we entered into a Restructuring and Note Agreement with AOL, pursuant to which we had outstanding as of December 31, 2002, $30.2 million principal amount of our 8% Secured Convertible Notes. On December 23, 2002, we restructured these 8% Secured Convertible Notes to provide for: a new maturity date of September 19, 2006, the elimination of a pay-in-kind interest option and additional flexibility to purchase subordinated debt and common stock through September 30, 2003. During 2003, we purchased all of these 8% Secured Convertible Notes. In addition, we concurrently purchased from AOL the 1,315,789 shares of our common stock held by AOL for an aggregate price of $5 million.

Convertible Subordinated Notes and Exchange Offers

Effective April 4, 2002, we completed the exchange of $57.9 million of the $61.8 million outstanding principal balance of our 4-1/2% Convertible Subordinated Notes that matured on September 15, 2002 for $53.2 million principal amount of new 12% Senior Subordinated PIK Notes due August 2007 and $2.8 million principal amount of new 8% Convertible Senior Subordinated Notes due August 2007 and cash paid of $0.5 million. In addition, we exchanged $17.4 million of the $18.1 million outstanding principal balance of our 5% Convertible Subordinated Notes that mature on December 15, 2004 for $17.4 million principal amount of the new 12% Senior Subordinated Notes. In 2003 and 2002, we acquired $25.2 million and $5.7 million principal amount of our 12% Senior Subordinated Notes, respectively, at respective discounts from face amount of $2.5 million and $1.6 million, which discounts are reported as other income in our consolidated statement of operations. We paid at maturity the remaining $3.9 million principal balance of our outstanding 4-1/2% Convertible Subordinated Notes due September 2002. Since December 31, 2003 and through February 27, 2004, we have purchased an additional $15.0 million principal amount of our 12% Senior Subordinated Notes at face amount and have committed to redeem an additional $15.0 million principal amount in April 2004.

Other Matters

Our provision of telecommunication services is subject to government regulation. See Item 1, "Regulation," above.  Changes in existing regulations could have a material adverse effect on us. Our local telecommunication services are provided almost exclusively through the use of unbundled network elements purchased from incumbent local telephone companies, and it is primarily the availability of cost-based unbundled network element rates that enables us to price our local telecommunications services competitively. The FCC currently requires incumbent local telephone companies to provide an unbundled network element platform, that includes all of the network elements required by a competitor to provide a retail telecommunications service, in most geographic areas. Through the use of such unbundled network element platforms we are able to provide retail local services entirely through the use of the incumbent local telephone company’s facilities at lower prices than those available for local resale through total resale service agreements. In its UNE Triennial Review proceeding, the FCC sought to identify, among other issues, which if any network elements the incumbent local telephone companies should no longer be required to offer on an unbundled basis. The FCC also analyzed the issue of which elements must be unbundled in response to a remand of its previous rules by the U.S. Court of Appeals for the District of Columbia Circuit. In the FCC’s UNE Triennial Review Order, released August 21, 2003 and effective as of October 2, 2003, the Commission determined that certain network elements will no longer be subject to unbundling, while other elements must continue to be offered subject to further, more detailed review by the state public utility commissions. The Order was subject to numerous federal judicial appeals, which were consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. The Court, on March 2, 2004, issued an order that reversed the FCC’s Order in part and remanded to the FCC with instructions to revise the Order in material ways. The Court stayed its decision until the denial of any petitions for rehearing or for a 60-day period (i.e., until May 1, 2004), whichever is later.

Should the local circuit switching unbundled network element become effectively unavailable due to this adverse decision or otherwise, we would be unable to offer services on an unbundled network element platform basis and would instead have to serve customers through total service resale agreements with the incumbent local exchange companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through our own facilities or the switching facilities of other non-incumbent carriers. Our transition from providing telecommunications services on an unbundled network element platform basis could delay our service roll-out in some markets, increase our costs, and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition. See Item 1, "Regulation."

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services, as well as certain legal actions and regulatory matters arising in the ordinary course of business. During the second quarter 2003, we were made aware that AOL agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to a former telecommunications marketing agreement, between us and AOL. At the time of the settlement agreement, AOL asserted that we are required to indemnify AOL in this matter under the terms of the marketing agreement and advised that it will seek such indemnification from us. We believe that we do not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. We have received no further information regarding this matter and it is our intention, if AOL initiates a claim for indemnification under the marketing agreement, to defend against the claim vigorously. We believe that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on our financial condition or results of operations.

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

Our business involves risks and uncertainties and our actual results could differ materially from our expectations. In addition to those factors discussed elsewhere in this Form 10-K, important factors that could impact our business include, among others:

        •              changes in government policy, regulation and enforcement and/or adverse judicial or administrative interpretations and rulings relating to regulations and enforcement, including, but not limited to, those that affect the continued availability to us, on acceptable economic terms, of the unbundled network element platform of the local exchange carriers network, on which our business, as now conducted, is substantially dependent;
        •              our ability successfully to implement our business strategy, including the development and deployment of our own local services networking platform and the migration of our customer base to the new platform, and our ability to finance the costs of such implementation;
•              the success of such business strategy if and when implemented;
•              increased price competition for long distance and local services;
•              our ability to continue to manage the nonpayment of amounts due us from our customers from bundled and long distance services;
•              attrition in the number of our customers;
•              our ability to continue to manage our operations, including attracting and retaining qualified personnel;
•              our ability to continue to expand our active offering of local bundled services to a greater number of states;
•              our ability to continue to manage our collection management systems and credit controls for customers;
•              interruptions in our network and information systems; and
•              our ability to continue to provide adequate customer service.

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

Allowance for Doubtful Accounts

Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. We review accounts receivable aging trends, historical bad debt trends, and customer credit-worthiness through customer credit scores, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. In addition, we review the financial condition of the carriers that pay us access charges to assess their ability to make payments.

Valuation of Long-Lived Assets and Intangible Assets with a Definite Life

We review the recoverability of the carrying value of long-lived assets, including intangibles with a definite life, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from them. Factors we consider important that could trigger an impairment review include the following:

•    Significant underperformance relative to historical or projected future operating results
•    Significant changes in the manner of our use of the acquired assets or the strategy for our overall business
•    Significant negative industry or economic trends
•    Significant decline in our stock price for a sustained period and market capitalization relative to net book value

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

Income Taxes

Income taxes are accounted for under the asset and liability method. During 2003, we recorded income taxes at a rate equal to our combined federal and state effective rates. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We record a valuation allowance to reduce our deferred tax assets and review the amount of such allowance annually. When we determine certain deferred tax assets are more likely than not to be utilized, we will reduce our valuation allowance accordingly.

New Accounting Pronouncements

Effective January 1, 2002, we adopted Emerging Issues Task Force (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's statement of operations and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration relates to a separate, identifiable benefit and the benefit's fair value can be established. The adoption of this issue resulted in a reclassification from sales and marketing expenses of $7.3 million to a reduction of net sales for the year ended December 31, 2001 attributable to direct marketing promotion check campaigns. The adoption of EITF 01-09 did not have a material effect on our consolidated financial statements for the years ended December 31, 2003 and 2002, as we did not have any direct marketing promotion check campaigns during this period.

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002." SFAS 145 eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items. Gains and losses from extinguishment of debt will now be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30.  We adopted SFAS 145 effective January 1, 2003. The adoption of SFAS 145 resulted in a reclassification from extraordinary gains (losses) from the extinguishment of debt of $29.3 million and $20.7 million, respectively, to other income (expense) for the years ended December 31, 2002 and 2001.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, our financial position is subject to a variety of risks, such as the collectibility of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our long-term obligations consist primarily of long-term debt with fixed interest rates. We do not presently enter into any transactions involving derivative financial instruments for risk management or other purposes.

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

Report of Independent Auditors

To the Board of Directors and
Shareholders of Talk America Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Talk America Holdings, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2)accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002", effective January 1, 2003 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 3, 2004, except for
Note 14, as to which date is
February 27, 2004

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,

	2003	2002	2001

Revenue	$382,663	$317,507	$488,158

Costs and expenses:
Network and line costs	181,682	155,567	235,153
General and administrative expenses	57,503	53,510	82,202
Provision for doubtful accounts	11,599	9,365	92,778
Sales and marketing expenses	48,277	27,148	73,973
Depreciation and amortization	18,344	17,318	34,390
Impairment and restructuring charges	--	--	170,571

Total costs and expenses	317,405	262,908	689,067

Operating income (loss)	65,258	54,599	(200,909)
Other income (expense):
Interest income	388	802	1,220
Interest expense	(7,353)	(9,087)	(6,091)
Other income (expense), net	2,470	28,448	17,950

Income (loss) before provision for income taxes	60,763	74,762	(187,830)
Provision (benefit) for income taxes	(17,698)	(22,300)	--

Income (loss) before cumulative effect of an accounting change	78,461	97,062	(187,830)
Cumulative effect of an accounting change	--	--	(36,837)

Net income (loss)	$78,461	$97,062	$(224,667)

Income (loss) per share – Basic:
Income (loss) before cumulative effect of an accounting change per share	$2.97	$3.56	$(7.11)
Cumulative effect of an accounting change per share	--	--	(1.40)

Net income (loss) per share	$2.97	$3.56	$(8.51)

Weighted average common shares outstanding	26,376	27,253	26,414

Income (loss) per share – Diluted:
Income (loss) before cumulative effect of an accounting change per share	$2.75	$3.15	$(7.11)
Cumulative effect of an accounting change per share	--	--	(1.40)

Net income (loss) per share	$2.75	$3.15	$(8.51)

Weighted average common and common equivalent shares outstanding	28,514	30,798	26,414

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$35,242	$33,588
Accounts receivable, trade (net of allowance for uncollectible accounts of $9,414 and $7,821 at December 31, 2003 and 2002, respectively)	40,321	27,843
Deferred income taxes	24,605	17,500
Prepaid expenses and other current assets	5,427	3,894

Total current assets	105,595	82,825

Property and equipment, net	68,069	66,915
Goodwill	19,503	19,503
Intangibles, net	4,666	7,379
Deferred income taxes	40,543	4,800
Other assets	7,547	7,653

	$245,923	$189,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,296	$32,152
Sales, use and excise taxes	14,551	11,439
Deferred revenue	10,873	6,480
Current portion of long-term debt	1,806	61
Accrued compensation	9,888	5,609
Other current liabilities	7,027	9,013

Total current liabilities	79,441	64,754

Long-term debt	46,791	100,855

Deferred income taxes	19,904	--

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,662,952 and 27,469,593 shares issued and outstanding at December 31, 2003 and 2002, respectively	280	275
Additional paid-in capital	354,847	351,992
Accumulated deficit	(250,340)	(328,801)
Treasury stock - $.01 par value, 1,315,789 shares at December 31, 2003	(5,000)	--

Total stockholders' equity	99,787	23,466

	$245,923	$189,075

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$78,461	$97,062	$(224,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	11,599	9,365	92,778
Depreciation and amortization	18,344	17,318	34,390
Non-cash compensation	--	194	--
Non-cash interest and amortization of accrued interest liabilities	(260)	832	--
Provision for uncollectible note	--	--	77
Loss on sale and retirement of assets	23	205	116
Impairment of goodwill and intangibles	--	--	168,684
Cumulative effect of accounting change of contingent redemptions	--	--	36,837
Gain from restructuring of convertible debt	--	(28,909)	--
Gain from restructuring of contingent redemptions	--	--	(16,867)
Gain from extinguishment of debt	(2,475)	(431)	(3,781)
Unrealized loss on increase in fair value of contingent redemptions	--	--	2,372
Deferred income taxes	(19,740)	(22,300)	--
Gain on legal settlement	--	(1,681)	--
Changes in assets and liabilities:
Accounts receivable, trade	(24,078)	(10,560)	(65,788)
Prepaid expenses and other current assets	(1,605)	(1,902)	(527)
Other assets	1,475	2,211	1,142
Accounts payable	3,144	(11,462)	(27,181)
Deferred revenue	4,393	(3,713)	(9,004)
Sales, use and excise taxes	3,112	3,101	404
Other current liabilities and accrued compensation	773	2,568	5,418

Net cash provided by (used in) operating activities	73,166	51,898	(5,597)

Cash flows from investing activities:
Acquisition of intangibles	(133)	(50)	(154)
Capital expenditures	(11,842)	(4,781)	(2,949)
Capitalized software development costs	(2,739)	(2,501)	(1,406)

Net cash used in investing activities	(14,714)	(7,332)	(4,509)

Cash flows from financing activities:
Payments of borrowings	(52,914)	(17,983)	(2,624)
Payments of capital lease obligations	(61)	(1,036)	(1,022)
Acquisition of convertible debt and senior notes	--	(14,691)	(1,227)
Proceeds from exercise of options and warrants	1,177	632	--
Payments in connection with restructuring contingent redemptions	--	--	(3,525)
Purchase of treasury stock	(5,000)	--	--

Net cash used in financing activities	(56,798)	(33,078)	(8,398)

Net increase (decrease) in cash and cash equivalents	1,654	11,488	(18,504)
Cash and cash equivalents, beginning of year	33,588	22,100	40,604

Cash and cash equivalents, end of year	$35,242	$33,588	$22,100

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock				Treasury Stock
			Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2000	26,148	$261	$287,486	$(201,196)	(91)	$(3,851)	$82,700

Net (loss)	--	--	--	(224,667)	--	--	(224,667)
Issuance of common stock for compensation	--	--	(2,451)	--	68	2,858	407
Cumulative effect of an accounting change	--	--	65,617	--	--	--	65,617
Issuance of common stock in connection with AOL restructuring	1,003	11	440	--	24	993	1,444
Acquisition of treasury stock	--	--	--	--	(1)	--	--
Issuance of warrants for services	--	--	77	--	--	--	77

Balance, December 31, 2001	27,151	272	351,169	(425,863)	--	--	(74,422)

Net income	--	--	--	97,062	--	--	97,062
Issuance of common stock for services	67	1	82	--	--	--	83
Exercise of common stock options	252	2	741	--	--	--	743

Balance, December 31, 2002	27,470	275	351,992	(328,801)	--	--	23,466

Net income	--	--	--	78,461	--	--	78,461
Acquisition of treasury stock	--	--	--	--	1,316	(5,000)	(5,000)
Exercise of common stock options	509	5	1,172	--	--	--	1,177
Income tax benefit related to exercise of common stock options	--	--	1,683	--	--	--	1,683

Balance, December 31, 2003	27,979	$280	$354,847	$(250,340)	1,316	(5,000)	$99,787

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

(a)     Business

Talk America Holdings, Inc., through its subsidiaries, offers a bundle of local and long distance phone services to residential and small business customers in the United States. We operate our own nationwide long distance network and deliver local services through wholesale operating agreements with the incumbent local exchange companies. We have developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable us to offer and deliver high-quality service, savings through competitively priced telecommunication products, and simplicity through consolidated billing and responsive customer service. We operate our own sales and customer service centers. We manage our business as one reportable operating segment.

(b)     Basis of Financial Statements Presentation

The consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

(d)     Reclassifications

Certain amounts for 2002 and 2001 have been reclassified to conform to the current year presentation.

(e)     Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•     Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect the continued availability of the unbundled network element platform of the local exchange carriers network and the costs associated therewith
•     Dependence on the availability and functionality of the networks of the incumbent local exchange carriers as they relate to the unbundled network element platform
•     Increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry, including, but not limited to, in the State of Michigan
•     Adverse determinations in certain litigation matters

Negative developments in these areas could have a material effect on our business, financial condition and results of operations.

(f)     Concentration of Credit Risk

We maintain our cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. We generally do not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end users comprising our customer base.

(g)    Recognition of Revenue

We derive our revenues from local and long distance phone services, primarily local services bundled with long distance services. We recognize revenue from voice, data and other telecommunications-related services in the period in which subscribers use the related service. Deferred revenue represents the unearned portion of local service and features that are billed a month in advance.

Revenue for 2002 and 2001 included amortization of a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. The prepayment was amortized over the five-year term of the agreement, which expired October 2002. The amount included in revenue was $6.2 million in 2002 and $7.4 million in 2001.

(h)    Allowance for Doubtful Accounts

Allowances for doubtful accounts are maintained for estimated losses resulting from the failure of customers to make required payments on their accounts. We review accounts receivable aging trends, historical bad debt trends, and customer credit-worthiness through customer credit scores, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. In addition, we review the financial condition of the carriers that pay us access charges to assess their ability to make payments.

(i)     Cash and Cash Equivalents

We consider all temporary cash investments purchased with an initial maturity of three months or less to be cash equivalents.

(j)     Property and Equipment and Depreciation

Property and equipment are recorded at historical cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from 3 to 39 years. Leasehold improvements are depreciated over the life of the related lease or asset, if shorter. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

Repair and maintenance costs are expensed as incurred. Significant improvements extending the useful life of property are capitalized. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the consolidated statement of operations.

(k)     Computer Software Development Costs

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

Computer software developed or obtained for internal use are included in other assets at December 31, 2003 and 2002 were $6.6 million and $3.9 million, respectively, net of accumulated amortization of $2.1 million and $0.6 million at December 31, 2003 and 2002. Amortization expense was $1.5 million, $0.6 million and $0.0 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

(l)     Goodwill and Intangibles

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which establishes the impairment approach rather than amortization for goodwill. Effective January 1, 2002, we are not required to record amortization expense on goodwill, but instead are required to evaluate these assets for potential impairment at least annually and test for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

In order to complete the transitional assessment of goodwill as required by SFAS 142, we determined the fair value of the reporting unit associated with the goodwill and compared it to the reporting unit’s carrying amount, including goodwill. We determined that we have one reporting unit. The fair value of the reporting unit was determined primarily using a discounted cash flow approach and quoted market price of our stock. The amount of goodwill reflected in the balance sheet as of December 31, 2001 was $19.5 million. We completed the transitional assessment of goodwill and determined that the fair value of the reporting unit exceeds its carrying amount, thus goodwill was not considered impaired at the date of adoption. We tested for impairment during the second quarter 2003 and determined goodwill is not impaired.

The following unaudited pro forma summary presents the adoption of SFAS 142 as of the beginning of the periods presented to eliminate the amortization expense recognized in those periods related to goodwill that are no longer required to be amortized. The pro forma amounts for the year ended December 31, 2001 does not include any write-downs of goodwill that could have resulted had we adopted SFAS 142 as of the beginning of that year and performed the required impairment test under this standard.

(In thousands, except for per share data)	Year Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$78,461	$97,062	$(224,667)
Add back: Goodwill amortization	--	--	17,271

Adjusted net income (loss)	$78,461	$97,062	$(207,396)

Basic income (loss) per share:
Net income (loss) as reported per share	$2.97	$3.56	$(8.51)
Goodwill amortization per share	--	--	0.66

Adjusted net income (loss) per share	$2.97	$3.56	$(7.85)

Diluted income (loss) per share:
Net income (loss) as reported per share	$2.75	$3.15	$(8.51)
Goodwill amortization per share	--	--	0.66

Adjusted net income (loss) per share	$2.75	$3.15	$(7.85)

Intangible assets consisted primarily of purchased customer accounts with a definite life and are being amortized on a straight-line basis over 5 years. We incurred amortization expense on intangible assets with a definite life of $2.8 million, $2.8 million, and $3.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our balance of intangible assets with a definite life was $4.4 million at December 31, 2003, net of accumulated amortization of $9.0 million. Amortization expense on intangible assets with a definite life for the next 5 years as of December 31, is as follows: 2004 - $2.8 million, and 2005 - $1.7 million.

(m)     Valuation of Long-Lived Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

We review the recoverability of the carrying value of long-lived assets, including intangibles with a definite life, for impairment using the methodology prescribed in SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

(n)     Income Taxes

Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

(o)     Net Income (Loss) Per Share

Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of common shares issuable upon exercise of stock options, warrants and conversion of convertible debt, when such effect is not antidilutive.

(p)     Financial Instruments

The carrying values of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values. Convertible debt is recorded at face amount but such debt has traded in the open market at discounts to face amount. The market value of our public debt securities was approximately 100% and 75% of face amount at December 31, 2003 and 2002, respectively.

(q)     Stock-Based Compensation

We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, " Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123" . The following disclosure complies with the adoption of this statement and includes pro forma net loss as if the fair value based method of accounting had been applied:

(In thousands)	Year Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$78,461	$97,062	$(224,667)
Add: Stock-based employee compensation expense included in reported net income (loss)	--	110	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	(1,294)	(5,208)	(1,380)

Pro forma net income (loss)	$77,167	$91,964	$(226,047)

	Year Ended December 31,

	2003	2002	2001

Basic earnings (loss) per share:
As reported	$2.97	$3.56	$(8.51)
Pro forma	$2.93	$3.38	$(8.56)
Diluted earnings (loss) per share:
As reported	$2.75	$3.15	$(8.51)
Pro forma	$2.71	$2.96	$(8.56)

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

(r)     Comprehensive Income

We have no items of comprehensive income or expense. Accordingly, our comprehensive income (loss) and net income (loss) are equal for all periods presented.

(s)     New Accounting Pronouncements

Effective January 1, 2002, we adopted Emerging Issues Task Force (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's statement of operations and could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration relates to a separate, identifiable benefit and the benefit's fair value can be established. The adoption of this issue resulted in a reclassification from sales and marketing expenses of $7.3 million to a reduction of net sales for the year ended December 31, 2001 attributable to direct marketing promotion check campaigns. The adoption of EITF 01-09 did not have a material effect on our consolidated financial statements for the years ended December 31, 2003 and 2002, as we did not have any direct marketing promotion check campaigns during this period.

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002." SFAS 145 eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items. Gains and losses from extinguishment of debt will now be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. We have adopted SFAS 145 effective January 1, 2003. The adoption of SFAS 145 resulted in a reclassification from extraordinary gains (losses) from the extinguishment of debt of $29.3 million and $20.7 million, respectively, to other income (expense) for the years ended December 31, 2002 and 2001.

(t)    Advertising

We expense advertising costs as they are incurred. Advertising expenses totaled approximately $6.8 million, $1.5 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 2. IMPAIRMENT AND RESTRUCTURING CHARGES

In 2001, we recorded an impairment charge of $168.7 million primarily related to the write-down of goodwill associated with the acquisition of Access One Communications Corp. in August 2000. SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," required the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that goodwill should be evaluated for impairment in accordance with the provisions of SFAS 121 due to the increased bad debt rate and increased customer turnover, as well as the restructuring of our financial obligations with America Online, Inc. and the concurrent termination of our marketing relationship with AOL that occurred in the year ended December 30, 2001. The write-down of goodwill was based on an analysis of projected discounted cash flows using a discount rate of 18%, which results determined that the fair value of the goodwill was substantially less than the carrying value.

In September 2001, we approved a plan to close one of our call center operations and recorded a charge of $2.5 million to reflect the elimination of approximately 225 positions amounting to $1.0 million and lease exit costs amounting to $1.5 million in connection with the call center closure. Actual restructuring costs were $1.9 million, comprised of $1.2 million of employee severance costs and $0.7 million of lease termination and other call center closure costs.

NOTE 3. COMMITMENTS AND CONTINGENCIES

(a)     Lease Agreements

We lease office space and equipment under operating and capital lease agreements. Certain leases contain renewal options and purchase options, and generally provide that we shall pay for insurance, taxes and maintenance. Total rent expense for all operating leases for the years ended December 31, 2003, 2002 and 2001 was $1.9 million, $2.4 million, and $2.5 million, respectively. As of December 31, 2003, we had future minimum annual lease obligations under noncancellable leases with terms in excess of one year as follows (in thousands):

Year Ended December 31,	Operating Leases	Capital Lease	Total

2004	$2,960	$1,191	$4,151
2005	2,495	1,164	3,659
2006	1,811	1,164	2,975
2007	363	--	363
2008	138	--	138
Thereafter	481	--	481

Total minimum lease payments	$8,248	$3,519	$11,767
Less: interest		100

Present value of minimum lease payments		$3,419
Less: current installments		1,136

Long-term obligations		$2,283

(b)     Legal Proceedings

In the third quarter of 2002, we paid $140,000 in connection with the settlement of litigation relating to an obligation with a third party that had previously been reflected as a liability, and recorded a non-cash reduction of expense in the amount of $1.7 million.

On November 12, 2001, Traffix, Inc. was awarded approximately $6.2 million in an arbitration concerning the termination of a marketing agreement between us and Traffix, which the parties agreed would be paid in two installments - $3.7 million paid in November 2001 and the remaining $2.5 million paid in April 2002.

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services, as well as certain legal actions and regulatory matters arising in the ordinary course of business. During the second quarter of 2003, we were made aware that AOL agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to the former telecommunications marketing agreement, between us and AOL. At the time of the settlement agreement, AOL asserted that we are required to indemnify AOL in this matter under the terms of the marketing agreement and advised that it will seek such indemnification from us. We believe that we do not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. We have received no further information regarding this matter and it is our intention, if AOL initiates a claim for indemnification under the marketing agreement, to defend against the claim vigorously. We believe that the ultimate outcome of the foregoing actions will not result in a liability that would have a material adverse effect on our financial condition or results of operations.

(c)     Network Commitments

We are party to various network service agreements, which contain certain minimum usage commitments. In December 2003, we entered into a new four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement contain certain minimum usage commitments. Our contract with AT&T establishes pricing and provides for annual minimum revenue commitments based upon usage as follows: 2004 - $25 million, 2005 - $32 million, 2006 - $32 million, 2007 - $32 million, and obligates us to pay 65 percent of the revenue shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for 2004 of $3.0 million. While we believe we will meet these annual minimum revenue commitments and that we will not have to pay any shortfalls, there can be no assurances of this, and, if we are required to pay any of the shortfall amounts under one of these agreements, our costs of purchasing the services under the agreement will correspondingly increase.

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation (in thousands):

		December 31,

	Lives	2003	2002

Land		$330	$330
Buildings and building improvements	39 years	6,987	6,782
Leasehold improvements	3-10 years	1,757	397
Switching equipment	10-15 years	64,161	59,289
Software	3 years	7,877	6,366
Equipment and other	3-10 years	50,830	44,770

		131,942	117,934
Less: Accumulated depreciation		(63,873)	(51,019)

		$68,069	$66,915

The following is a summary of property and equipment, at cost, recorded under capital leases (in thousands):

		December 31,

	Lives	2003	2002

Equipment and other	3 years	$3,627	$235
Less: Accumulated depreciation		(196)	(117)

		$3,431	$118

For the years ended December 31, 2003, 2002 and 2001, depreciation expense amounted to $14.1 million, $13.3 million and $13.6 million, respectively.

NOTE 5. DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	December 31,

	2003	2002

12% Senior Subordinated Notes Due 2007	$40,730	$65,970
8% Secured Convertible Notes Due 2006	--	30,150
8% Convertible Senior Subordinated Notes Due 2007 (1)	3,778	4,038
5% Convertible Subordinated Notes Due 2004	670	670
Capital lease obligations	3,419	88

Total long-term debt and capital lease obligations	$48,597	$100,916
Less: current maturities	1,806	61

Total long-term debt and capital lease obligations, excluding current maturities	$46,791	$100,855

(1) Includes future accrued interest or $1.0 million and $1.2 million in 2003 and 2002, respectively.

(a)     12% Senior Subordinated Notes Due 2007 and 8% Convertible Senior Subordinated Notes Due 2007

Effective April 4, 2002, we completed the exchange of $57.9 million of the $61.8 million outstanding principal balance of our 4-1/2% Convertible Subordinated Notes due December 15, 2002 ("4-1/2% Convertible Subordinated Notes") for $53.2 million principal amount of our new 12% Senior Subordinated PIK Notes due August 2007 ("12% Senior Subordinated Notes") and $2.8 million principal amount of our new 8% Convertible Senior Subordinated Notes due August 2007 ("8% Convertible Senior Subordinated Notes") and cash paid of $0.5 million. In addition, we exchanged $17.4 million of the $18.1 million outstanding principal balance of our 5% Convertible Subordinated Notes ("5% Convertible Subordinated Notes") that mature on December 15, 2004 for $17.4 million principal amount of the 12% Senior Subordinated Notes.

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

In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," we accounted for the exchange of the 4-1/2% Convertible Subordinated Notes for $53.2 million of the 12% Senior Subordinated Notes and $2.8 million of the 8% Convertible Senior Subordinated Notes as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) was less than the future cash flows to holders of 8% Convertible Senior Subordinated Notes and 12% Senior Subordinated Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on our balance sheet at $57.4 million as long-term debt. We recognized the difference of $1.4 million between principal and the carrying amount as a reduction of interest expense over the life of the new notes.

In 2003, we acquired $25.2 million principal amount of 12% Senior Subordinated Notes during 2003 at a $2.5 million discount from face amount. In 2002, we acquired $5.7 million principal amount of 12% Senior Subordinated Notes at a $1.6 million discount from face amount. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002," in 2003 we reported the amount of the discount as other income in our consolidated statement of operations and its adoption resulted in a reclassification of this discount from extraordinary gains (losses) from the extinguishment of debt to other income (expense) in our consolidated statement of operations for the year ended December 31, 2002.

(b)     5% Convertible Subordinated Notes Due 2004
As of December 31, 2003, we had $0.7 million principal amount outstanding of our 5% Convertible Subordinated Notes that mature on December 15, 2004. Interest on these notes is due and payable semiannually on June 15 and December 15. The notes are convertible, at the option of the holder, at a conversion price of $76.14 per share. The 5% Convertible Subordinated Notes are redeemable, in whole or in part at our option, at 100.71% of par.

(c)     8% Secured Convertible Notes Due 2006

During 2003, we purchased $30.2 million of the 8% Secured Convertible Notes due 2006 ("8% Secured Convertible Notes"), representing the entire outstanding principal amount.

The 8% Secured Convertible Notes were convertible into shares of our common stock at the rate of $15.00 per share and were guaranteed by our principal operating subsidiaries and were secured by a pledge of our assets. Interest on these notes was due and payable semiannually.

On December 23, 2002, we amended certain provisions of the September 2001 restructuring agreement with AOL. As a consequence of the amendment and our purchase of $4.1 million of the 8% Secured Convertible Notes in the fourth quarter of 2002, we recorded a gain of $28.9 million from the decrease in the future accrued interest relating to the 8% Secured Convertible Notes. This gain was reflected as a $28.9 million reduction in long-term debt. The adoption of SFAS 145 resulted in a reclassification of this gain from extraordinary gains (losses) from the extinguishment of debt to other income (expense) in our consolidated statement of operations for the year ended December 31, 2002. As a further consequence, we began recording the interest expense associated with the 8% Secured Convertible Notes in our consolidated statement of operations.

(d)    Senior Credit Facility

On October 4, 2002, our principal operating subsidiaries retired, prior to maturity, all of the debt outstanding under the Senior Credit Facility Agreement between the subsidiaries and MCG Finance Corporation. As a result of the retirement of the debt under the Senior Credit Facility Agreement, the pledge of assets and the restrictions and covenants under the Senior Credit Facility Agreement were terminated and we incurred a non-cash charge to earnings of $1.1 million, reflecting the acceleration of the amortization of certain deferred finance charges and fees. The adoption of SFAS 145 resulted in a reclassification of this charge from extraordinary gains (losses) from the extinguishment of debt to other income (expense) in our consolidated statement of operations for the year ended December 31, 2002.

(e)     Capital Leases

During 2003, we entered into a non-cancelable capital lease agreement for upgrades to our customer data storage equipment. Approximately $3.4 million was outstanding under this agreement at December 31, 2003. Total assets under this lease agreement are approximately $3.4 million as of December 31, 2003. The lease is repayable in 36 monthly installments, which includes interest based on an annual percentage rate of approximately 2%.

(f)    Minimum Annual Payments

As of December 31, 2003, the required minimum annual principal payments of long-term debt obligations, including capital leases, for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,

2004	$1,806
2005	1,131
2006	1,152
2007	44,508
2008	--

$48,597

NOTE 6. RELATED PARTY TRANSACTION

We had a note receivable with one of our officers with a balance of $1.0 million as of December 31, 2002 for relocation and construction of a new residence in Florida. The note receivable bore interest at 6.25% and the principal balance together with unpaid accrued interest was payable to us in November 2004. The note was collateralized by the new residence. In 2003, the note was paid in full.

NOTE 7. STOCKHOLDERS' EQUITY

(a)     Reverse Stock Split

Our stockholders approved a one-for-three reverse stock split of our common stock, effective October 15, 2002, decreasing the number of common shares authorized from 300 million to 100 million. All applicable references to the number of shares of common stock and per share information, stock option data and market prices have been restated to reflect this reverse stock split.

(b)    Stockholders Rights Plan

On August 19, 1999, we adopted a Stockholders Rights Plan designed to deter coercive takeover tactics and prevent an acquirer from gaining control of us without offering a fair price to all of our stockholders. Under the terms of the plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each of our shares of Common Stock held as of the close of business on August 30, 1999. Until the rights become exercisable, Common Stock issued by us will also have one right attached. Each right will entitle holders to buy one three-hundredth of a share of our Series A Junior Participating Preferred Stock at an exercise price of $165. Each right will thereafter entitle the holder to receive upon exercise Common Stock (or, in certain circumstances, cash, property or other securities of us) having a value equal to two times the exercise price of the right. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of Common Stock or announces a tender or exchange offer which would result in such person or group owning 20% or more of Common Stock, or if the Board of Directors declares that a 15% or more stockholder has become an "adverse person" as defined in the plan.

We, except as otherwise provided in the plan, will generally be able to redeem the rights at $0.001 per right at any time during a ten-day period following public announcement that a 20% position in us has been acquired or after our Board of Directors declares that a 15% or more stockholder has become an "adverse person." The rights are not exercisable until the expiration of the redemption period. The rights will expire on August 19, 2009, subject to extension by the Board of Directors.

(c)    Treasury Stock

In 2003, we purchased 1,315,789 of our common shares from America Online, Inc. at an aggregate price of $5.0 million.

NOTE 8. STOCK OPTIONS, WARRANTS AND RIGHTS

(a)     Stock Based Compensation Plan

Incentive stock options, non-qualified stock options and other stock based awards may be granted by us to employees, directors and consultants under the 2003 Long Term Incentive Plan ("2003 Plan"), 2000 Long Term Incentive Plan ("2000 Plan"), 1998 Long Term Incentive Plan ("1998 Plan") and otherwise in connection with employment and to employees under the 2001 Non-Officer Long Term Incentive Plan ("2001 Plan"). Generally, the options vest over a three-year period and expire ten years from the date of grant. At December 31, 2003: 405,000; 14,232; 541; and 15,556 shares of common stock were available under the 2003 Plan, 2001 Plan, 2000 Plan, and 1998 Plan, respectively, for possible future issuances. The exercise price of the options is 100% of the market value of the common stock on the grant date.

Stock options granted in 2003 generally have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock at grant date. The vast majority of options granted in 2003 vest one-third each year, beginning on the first anniversary of the date of grant.

Information with respect to options under our plans is as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Outstanding, December 31, 2000	5,023,106	$2.64 - $51.75	$ 25.80
Granted	365,733	$0.99 - $5.94	$ 2.58
Exercised	--	--	--
Cancelled	(2,912,700)	$4.02 - $51.75	$34.02

Outstanding, December 31, 2001	2,476,139	$0.99 - $47.64	$12.72
Granted	2,248,686	$1.11 - $11.91	$1.78
Exercised	(250,906)	$0.99 - $7.88	$2.50
Cancelled	(288,218)	$1.26 - $47.64	$21.66

Outstanding, December 31, 2002	4,185,701	$1.11 - $48.54	$6.84
Granted	1,873,171	$3.70 - $14.35	$10.33
Exercised	(509,149)	$0.99 - $15.75	$2.34
Cancelled	(112,616)	$1.38 - $30.18	$12.48

Outstanding, December 31, 2003	5,437,107	$0.99 - $47.63	$8.35

The following table summarizes options exercisable at December 31, 2003, 2002 and 2001:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

2001	1,285,508	$2.64 - $47.64	$16.74
2002	2,942,999	$0.99 - $48.54	$6.84
2003	2,939,893	$0.99 - $47.63	$7.99

The following table summarizes the status of stock options outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$0.99 to $10.31	2,701,243	$3.12	6.5	1,874,437	$2.20
$10.32 to $14.35	2,355,699	$11.57	9.0	685,291	$14.11
$14.36 to $21.00	150,058	$19.70	5.2	150,058	$19.70
$21.01 to $30.00	134,998	$28.16	2.8	134,998	$28.16
$30.01 to $47.63	95,109	$30.94	5.4	95,109	$30.94

The weighted average estimated fair values of the stock options granted during the years ended December 31 2003, 2002 and 2001 based on the Black-Scholes option pricing model were $7.79, $2.34, and $1.71, respectively. The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Assumption	2003	2002	2001

Expected Term	5 years	5 years	5 years
Expected Volatility	98.63%	98.13%	78.95%
Expected Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	3.15%	4.33%	5.92%

(b)     Warrants

Warrants to purchase an aggregate of 290,472 shares of our common stock at an exercise price of $6.30 per share and expiring August 2005 were outstanding at December 31, 2003. In connection with a credit facility agreement with a lender and certain consulting services that the lender was to provide to us, we issued warrants to the lender as follows: in August 2000, a warrant for 100,000 shares of our common stock, at an exercisable price of $14.19 per share and expiring August 2007; in October 2000 a warrant for 50,000 shares of our common stock, at an exercise price of $13.08 per share and expiring October 20, 2005; in August 2001, a warrant for 50,000 shares of our common stock, at an exercise price of $2.04 per share and expiring August 16, 2006.

NOTE 9. INCOME TAXES

A reconciliation of the Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Year Ended December 31,

	2003	2002	2001

Current income tax expense:
Federal	$1,300	$--	$--
State	3,470	--	--

	4,770	--	--

Deferred income tax expense (benefit):
Federal	(20,101)	(22,300)	--
State	(2,367)	--	--

	(22,468)	(22,300)	--

Total provision (benefit) for income taxes	$(17,698)	$(22,300)	$--

Deferred tax assets and liabilities at December 31, 2003 and 2002 are comprised of the following elements:

	Year Ended December 31,

	2003	2002

Deferred Tax Assets
Net operating loss carry-forwards	$80,671	$104,032
Amortization	965	1,558
Allowance for uncollectible accounts	3,674	3,250
Warrants issued for compensation	1,070	1,070
Accruals not currently deductible	2,360	1,317
Net capital loss carry-forwards	3,478	8,875

Deferred tax assets	92,218	120,102
Less valuation allowance	27,070	77,591

Net deferred tax assets	$65,148	$42,511

Deferred Tax Liabilities
Depreciation and amortization	$18,173	$17,386
Deductions not currently expensed	1,731	2,825

Deferred tax liabilities	$19,904	$20,211

A reconciliation of the Federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,

	2003	2002	2001

Federal income taxes (benefit) computed at the statutory rate	35.0%	35.0%	(35.0)%
Increase (decrease) in income taxes resulting from:
State income taxes less Federal benefit	4.0	0.0	0.0
Valuation allowance changes affecting the provision for income taxes	(68.2)	(5.1)	35.0
Other	0.1	(0.1)	0.0

Total provision (benefit) for income taxes	(29.1)%	(29.8)%	--%

At December 31, 2003 and 2002, management evaluated the deferred tax asset valuation allowance and determined that portions of the allowance should be reversed. The evaluation considered profitability of the business, the ability to utilize these deferred tax assets against future profitable amounts and possible restrictions on use due to provisions of the Internal Revenue Code Section 382. Based on information currently available to us, the change of ownership percentage subject to Section 382 was approximately 25% for the applicable three-year testing period. After consideration of each of these factors, we reversed deferred tax asset valuation allowances of $41.4 million and $22.3 million for 2003 and 2002, respectively.

We have not reversed the deferred tax valuation allowance for $22.9 million deduction claimed in the 1996 tax year, which is currently contested by the Internal Revenue Service, $8.9 million in capital loss carryforwards that are expected to expire and $36.6 million in net operating loss carryforwards that are subject to use as a result of the Separate Return Limitation Year Regulations. Under the Separate Return Limitation Year Regulations, net operating losses generated in a Separate Return Limitation Year may only be absorbed by future taxable income of the company who generated the Separate Return Limitation Year NOL.

In 2003, we had federal net operating loss carryforwards which are scheduled to expire as follows:

2011	$412
2012	2,942
2018	1,107
2019	60,806
2020 and thereafter	61,437

NOTE 10. AOL AGREEMENTS

In September 2001, we restructured our financial obligations with America Online, Inc., or AOL, that arose under the Investment Agreement entered into on January 5, 1999 and, effective September 30, 2001, also ended our marketing relationship with AOL. In connection with the AOL restructuring, we entered into with AOL a restructuring and note agreement pursuant to which we issued to AOL $54.0 million principal amount of our 8% Secured Convertible Notes and 1,026,209 additional shares of our common stock, after which AOL held a total of 2,400,000 shares of common stock. We agreed to provide certain registration rights to AOL in connection with the shares of common stock issued to it by us.

In addition to the restructuring of the financial obligations discussed above, we agreed with AOL, in a further amendment to our marketing agreement in September 2001, to discontinue, effective as of September 30, 2001, our marketing relationship under the marketing agreement. AOL, in lieu of any other payment for the early discontinuance of the marketing relationship, paid us $20 million by surrender and cancellation of $20 million principal amount of our 8% Secured Convertible Notes delivered to AOL as discussed above, thereby reducing the outstanding principal amount of our 8% Secured Convertible Notes to $34 million.

In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the AOL restructuring transaction was accounted for as a troubled debt restructuring. We combined all liabilities due AOL at the time of the restructuring agreement, including the contingent redemption feature of the warrants with a value of $34.2 million and the contingent redemption feature of the common stock with a value of $54.0 million. The total liability of $88.2 million was reduced by the fair value of the 1,026,209 incremental shares provided to AOL of $1.4 million and cash paid in connection with the AOL restructuring of $3.5 million. Since the remaining value of $83.3 million was greater than the future cash flows to AOL of $66.4 million, the liability was written down to the value of the future cash flows due to AOL and an extraordinary gain of $16.9 million was recorded in the third quarter of 2001. As a result of this accounting treatment, we recorded no interest expense associated with these convertible notes during 2001 and 2002 in our statements of operations.

Under the terms of the investment agreement, we agreed to reimburse AOL for losses AOL may incur on the sale of certain shares of our common stock. In addition, AOL also had the right to require us to repurchase warrants held by AOL. Upon the occurrence of certain events, including material defaults by us under our AOL agreements and our "change of control", we could have been required to repurchase for cash all of the shares held by AOL for $78.3 million ($57 per share), and the warrants for $36.3 million. We originally recorded the contingent redemption value of the common stock and warrants at $78.3 and $36.3 million, respectively, with a corresponding reduction in additional paid-in capital. In connection with the implementation of EITF 00-19, the contingent redemption feature of the common stock and warrants were recorded as a liability at their fair values of $53.5 and $32.3 million, respectively, as of June 30, 2001. The increase in the fair value of these contingent redemption instruments from issuance on January 5, 1999 to June 30,

2001 was $36.8 million, which has been presented as a cumulative effect of a change in accounting principle in the statement of operations for the year ended December 31, 2001. For 2001, we recorded an unrealized loss of $2.4 million on the increase in the fair value of the contingent redemption instruments, which was reflected in other (income) expense on the statement of operations. As discussed above, these contingent redemption instruments were satisfied through the restructuring agreement entered into with AOL in September 2001.

In February 2002, by letter agreement, AOL agreed, subject to certain conditions, to waive certain rights that it had under the restructuring agreement with respect to the restructuring of our existing 4-1/2% and 5% Convertible Subordinated Notes. Under the letter agreement, we paid AOL approximately $1.2 million as a prepayment on the 8% Secured Convertible Notes, approximately $0.7 million of which was credited against amounts we owed AOL under the letter agreement for cash payments in the restructuring of these other notes. We complied with the various conditions of the letter agreement and did not owe AOL any additional payments related to this restructuring of its other notes.

In December 2002, by letter agreement, we amended certain provisions of the restructuring agreement with AOL. Pursuant to this amendment, the maturity date for the 8% Secured Convertible Notes issued under the restructuring agreement was advanced to September 19, 2006 from 2011, and our right to elect to pay a portion of the interest on the 8% Secured Convertible Notes in kind rather than in cash was eliminated. This amendment also provided that certain limitations on the purchase of our outstanding subordinated indebtedness and common stock were amended, to permit us, through September 30, 2003, to: (i) repurchase outstanding subordinated indebtedness provided we do not pay more than 80% of the face amount and, for every dollar used to repurchase subordinated indebtedness, we repurchase $0.50 of principal amount of 8% Secured Convertible Notes from AOL; and (ii) purchase shares of our common stock, provided we purchase the shares at or below market value and we concurrently purchase an equal number of shares of the common stock from AOL. The aggregate amount that we may utilize with respect to both the repurchase of subordinated indebtedness and of common stock cannot exceed $10 million.

As a consequence of this amendment in December 2002 and the repurchase of $4.1 million of our 8% Secured Convertible Notes in the fourth quarter of 2002, we recorded a non-cash gain of $28.9 million from the decrease in the future accrued interest relating to our 8% Secured Convertible Notes, which was reflected as a $28.9 million reduction in long-term debt. As a further consequence, we began recording the interest expense associated with the 8% Secured Convertible Notes on our statements of operations.

The restructuring agreement provided that the investment agreement, the security agreement securing our obligations under the investment agreement and the existing registration rights agreement with AOL were terminated in their entirety and the parties were released from any further obligation under these agreements.

In 2003, we repurchased $30.2 million of the 8% Secured Convertible Notes due 2006. In addition, we concurrently purchased from AOL the 1,315,789 shares of our common stock held by AOL for an aggregate price of $5 million.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$9,930	$6,252	$5,620
Cash paid during the year for taxes	1,980	--	--

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment under capital lease obligations	3,392	--	2,145
Interest expense paid in additional principal	--	2,824	--
Issuance of warrants for services	--	--	77
Contingent redemptions exchanged for convertible debt	--	--	32,400
Acquisitions:
Fair value of assets acquired	--	--	835
Goodwill	--	--	54
Less: liabilities assumed	--	--	(889)

Acquisitions, net cash acquired	--	--	--
Cumulative effect of accounting change attributed to implementation of EITF 00-19 for the contingent redemption feature of common stock and warrants:
Increase in additional paid-in capital	--	--	65,617
Net change in contingent redemption value of warrants and common stock	--	--	(28,780)

Cumulative effect of accounting change	$--	$--	$36,837

NOTE 12. EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution pension plan (the "Plan"). The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 15% of their compensation (subject to Internal Revenue Code limitations). The Plan allows employees to choose among a variety of investment alternatives. We are not required to contribute to the Plan. During the years ended December 31, 2003, 2002 and 2001, we elected to contribute $125,000, $131,000 and $108,000 to the Plan, respectively.

NOTE 13. PER SHARE DATA

Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options, warrants and convertible bonds. Earnings per share are computed as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Income (loss) before cumulative effect of an accounting change	$78,461	$97,062	$(187,830)
Cumulative effect of an accounting change	--	--	(36,837)

Income available to common stockholders used to compute basic income (loss) per share	$78,461	$97,062	$(224,667)
Interest expense on convertible bonds	(40)	18	--

Income available for common stockholders after assumed conversion of dilutive securities used to compute diluted income (loss) per share	$78,421	$97,080	$(224,667)

Weighted average number of common shares outstanding used to compute basic income (loss) per share	26,376	27,253	26,414
Effect of dilutive securities*:
Stock options and warrants	1,941	1,347	--
8% Secured convertible bonds due 2006	--	2,010	--
5% Convertible subordinated notes due 2004	9	--	--
8% Senior convertible subordinated notes due 2007	188	188	--

Weighted average number of common and common equivalent shares outstanding used to compute diluted income (loss) per share	28,514	30,798	26,414

Income (loss) per share – Basic:
Income (loss) before cumulative effect of an accounting change per share	$2.97	$3.56	$(7.11)
Cumulative effect of an accounting change per share	--	--	(1.40)

Net income (loss) per share	$2.97	$3.56	$(8.51)

Weighted average common shares outstanding	26,376	27,253	26,414

Income (loss) per share – Diluted:
Income (loss) before cumulative effect of an accounting change per share	$2.75	$3.15	$(7.11)
Cumulative effect of an accounting change per share	--	--	(1.40)

Net income (loss) per share	$2.75	$3.15	$(8.51)

Weighted average common and common equivalent shares outstanding	28,514	30,798	26,414

* The diluted share basis for the years ended December 31, 2003, 2002 and 2001 excludes options and warrants to purchase 1.3 million, 1.7 million and 3.0 million shares of common stock, respectively. The diluted share basis for the years ended December 31, 2002 and 2001 excludes convertible bonds that are convertible into 9 thousand and 3.3 million shares of common stock, respectively, due to their antidilutive effect.

NOTE 14. SUBSEQUENT EVENTS

In 2004, through February 27, 2004, we have (i) acquired an additional $15 million of our 12% Senior Subordinated Notes, leaving $25.7 million principal amount of our 12% Senior Subordinated Notes outstanding, and (ii) committed to redeem on April 20, 2004, an additional $15 million of our 12% Senior Subordinated Notes.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003

Sales	$87,843	$93,748	$99,929	$101,143
Operating income	$15,179	$19,027	$17,620	$13,432
Net income	$9,126	$10,675	$51,566	$7,094
Net income per share – Basic	$0.35	$0.41	$1.96	$0.27
Net income per share – Diluted	$0.32	$0.37	$1.74	$0.25

2002

Sales	$79,447	$77,673	$79,133	$81,254
Operating income	$10,322	$12,231	$15,753	$16,293
Net income	$8,130	$9,417	$13,378	$66,137
Net income per share – Basic	$0.30	$0.35	$0.49	$2.42
Net income per share – Diluted	$0.28	$0.30	$0.42	$2.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the executive chairman of our board of directors, chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Since the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is incorporated by reference from the discussion under Proposal 1: Election of Directors in our proxy statement for the 2004 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Compliance with Section 16(a) of the Exchange Act in our proxy statement for the 2004 Annual Meeting of Stockholders. Information about our audit committee financial experts is incorporated by reference from the discussion under the heading Audit Committee in our proxy statement for the 2004 Annual Meeting of Stockholders. Information about the code of ethics governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, is incorporated by reference from the discussion under the heading Policies on Business Ethics and Conduct in our proxy statement for the 2004 Annual Meeting of Stockholders. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

Information about director and executive compensation is incorporated by reference from the discussion under the headings Compensation of Directors and Executive Compensation in our proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Compensation Plans and Securities table from Item 5 of this Annual Report is incorporated herein by reference.

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Securities Ownership of Certain Beneficial Owners and Management in our proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Certain Relationships and Related Party Transactions in our proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item is incorporated by reference from the discussion under Proposal 2: Ratification of Independent Certified Public Accountants in our proxy statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO S-X SCHEDULE

PAGE

Schedule II -- Valuation & Qualifying Accounts	56

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

DESCRIPTION DEDUCTIONS	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS FOR WRITE-OFFS	BALANCE AT END OF PERIOD

Year Ended December 31, 2003:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$7,821	$11,599	$(10,006)	$9,414

Year Ended December 31, 2002:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$46,404	$9,365	$(47,948)	$7,821

Year Ended December 31, 2001:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$29,429	$92,778	$(75,803)	$46,404

(3) EXHIBITS:

EXHIBIT
NUMBER                                            DESCRIPTION

3.1   Our composite form of Amended and Restated Certificate of Incorporation, as amended through October 15, 2002 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated October 16, 2002).

3.2   Our Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 (File No. 33-94940)).

3.3   Certificate of Designation of Series A Junior Participating Preferred Stock dated August 27, 1999 (incorporated by reference to Exhibit A to Exhibit 1 to our registration statement on Form 8-A (File No. 000-26728)).

4.1   Specimen of Talk America Holdings, Inc. common stock certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.2   Form of Warrant Agreement for Elec Communications, Kenneth Baritz, Joel Dupre, Keith Minella, Rafael Scolari, and William Rogers dated August 9, 2000 (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.3   Form of Warrant Agreement for MCG Credit Corporation dated August 9, 2000 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.4   Form of Warrant Agreement for MCG Credit Corporation dated October 20, 2000 (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.5  Form of Warrant Agreement for MCG Finance Corporation dated October 20, 2000 (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.6   Indenture dated as of December 10, 1997 between Tel-Save Holdings, Inc. and First Trust of New York, N.A. (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 1997).

4.7   Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2001).

4.8   Supplemental Indenture No. 1 dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company, to the Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2001).

4.9    Supplemental Indenture No. 2 dated as of April 2, 2002, between Talk America Holdings, Inc. and Wilmington Trust Company, to the Indenture dated as of April 2, 2002 (incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2001).

4.10  First Supplemental Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and U.S. Bank Trust National Association, to the Indenture dated as of September 9, 1997 (incorporated by reference to Exhibit 10.72 to our Annual Report on Form 10-K for the year ended December 31, 2001).

4.11  First Supplemental Indenture dated as of April 2, 2002, between Talk America Holdings, Inc. and U.S. Bank Trust National Association, to the Indenture dated as of December 10, 1997 (incorporated by reference to Exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.1   Employment Agreement with Aloysius T. Lawn, IV dated March 28, 2001 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2000).*

10.2   Employment Agreement with Edward B. Meyercord, III dated January 1, 2004 (filed herewith).*

10.3   Indemnification Agreement with Aloysius T. Lawn, IV dated March 28, 2001(incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2000). *

10.4   Indemnification Agreement with Edward B. Meyercord, III (filed herewith). *

10.5   Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 33-94940)).*

10.6   Employment Agreement with Gabriel Battista dated January 1, 2004 (filed herewith).*

10.7   Indemnification Agreement with Gabriel Battista dated as of December 28, 1998 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 20, 1999). *

10.8   Stock Option Agreement, dated as of November 13, 1998, with Gabriel Battista (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 20, 1999).*

10.9   Our 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K dated January 20, 1999).*

10.10 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-4 (No. 333-40980)). *

10.11  Form of Non-Qualified Stock Option Agreement, dated December 12, 2000, for each of Gabriel Battista, Aloysius T. Lawn IV and Edward B. Meyercord, III (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2000).*

10.12   Rights Agreement dated as of August 19, 1999 by and between the Talk.com Inc. and First City Transfer Company, as Rights Agent (incorporated by reference to Exhibit 1 to our registration statement on Form 8-A (File No. 000-26728)).

10.13   Employment Agreement with Thomas M. Walsh dated as of August 7, 2000 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated November 14, 2000).*

10.14   Indemnification Agreement with Thomas M. Walsh dated as of August 7, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated November 14, 2000).*

10.15    Non-Qualified Stock Option Agreement with Thomas M. Walsh dated as of August 7, 2000 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated November 14, 2000).*

10.16    Lease by and between Talk.com Holding Corp. and University Science Center, Inc. dated April 10, 2000 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.17    Lease by and between The Other Phone Company, dba Access One Communications and University Science Center, Inc. dated December 8, 1999 (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.18    Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 (File No. 333-52166).*

10.19    Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 (File No. 333-52166).*

10.20    Employment Agreement with Jeffrey Earhart dated October 2, 2001 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated November 14, 2001 ).*

10.21    Employment Agreement with Warren Brasselle dated March 8, 2000 (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2001).*

10.22    Employment Agreement with Timothy Leonard dated March 29, 2002 (filed herewith).*

10.23    Sublease Agreement by and between Talk America Inc. and Food Lion, LLC, dated as of November 26, 2003 (filed herewith).

10.24    Lease by and between Talk America Inc. and BTS Owners LLC, dated as of July 1, 2003 (filed herewith).

10.25    First Amendment, dated as of September 19, 2001, to the Rights Agreement dated as of August 19, 1999, by and between Talk America Holdings, Inc. and First City Transfer Company, as Rights Agent (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 24, 2001).

10.26    Amendment to Employment Agreement for Warren Brasselle dated May 14, 2002 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q dated November 14, 2001).*

10.27    Our 2001 Non-Officer Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 (File No. 333-74820).*

10.28    Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.29   Amendment dated February 9, 2001 to the Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.30   Lease Agreement by and between Bridge Plaza Partnership and The Furst Group, Inc. dated as of November 4, 1998 (incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.31   Option dated July __, 2001 to Renew the Lease Agreement by and between Bridge Plaza Partnership and The Furst Group, Inc. dates as of November 4, 1998 (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.32   Office Lease by and between Reston Plaza I and II, LLC and Talk.com, Inc. dated as of April 28, 2000 (incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.33   Our 2003 Long Term Incentive Plan (incorporated by reference to Exhibit B of our Definitive Proxy Statement filed on May 6, 2003).

10.34   Second Amendment to Rights Agreement, dated as of December 13, 2002, to the Rights Agreement dated as of August 19, 1999, by and between Talk America Holdings, Inc., First City Transfer Company and Stocktrans, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2002).

10.35           Lease Agreement by and between Jeffrey M. Baumrucker and Monique M. Baumrucker and Talk America Inc. dated as of July 7, 2003 (filed herewith).

10.36          Amendment dated March 10, 2003 to the Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (filed herewith).

14.1    Code of Ethics (filed herewith).

21.1    Our Subsidiaries (filed herewith).

23.1    Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1            Certification of Gabriel Battista Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2            Certification of Edward B. Meyercord, III Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3    Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1           Certification of Gabriel Battista Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

32.2           Certification of Edward B. Meyercord, III Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

32.3            Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed by us during the three months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2004

                    TALK AMERICA HOLDINGS, INC.

                    By:   /s/ Gabriel Battista
        Gabriel Battista
        Executive Chairman of the Board of Directors and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                 TITLE             DATE

/s/ Gabriel Battista                Executive Chairman of the             March 12, 2004
Gabriel Battista                         Board of Directors and Director
                              (Principal Executive Officer)

/s/ David G. Zahka                   Chief Financial Officer                           March 12, 2004
David G. Zahka                         (Principal Financial Officer)

/s/ Thomas M. Walsh             Vice President – Finance and                                        March 12, 2004
Thomas M. Walsh                   Treasurer
                              (Principal Accounting Officer)

/s/ Edward B. Meyercord III               Chief Executive Officer,                         March 12, 2004
Edward B. Meyercord, III                   President and Director

/s/ Mark S. Fowler                   Director                March 12, 2004
Mark S. Fowler
/s/ Robert J. Korzeniewski                 Director                March 12, 2004
Robert J. Korzeniewski

/s/ Ronald R. Thoma              Director                March 12, 2004
Ronald R. Thoma

