Form 10-K/A
period 2003-12-31
TALK AMERICA HOLDINGS INC
filed 2004-05-07
CIK 948545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K/A
(AMENDMENT NO. 1)

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

Explanatory Note

Talk America Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 12, 2004 (the “Original Form 10-K”), solely for the purpose of reflecting the reclassification of $15 million principal amount of our 12% Senior Subordinated Notes reported in the Original Form 10-K from long-term debt to current portion of long-term debt based on our November 5, 2003 notice and commitment to redeem $15 million principal amount of these 12% Senior Subordinated Notes on January 5, 2004. This reclassification affects discussions in the following items of the Original Form 10-K: Item 6 (“Consolidated Balance Sheet Data” – amounts for 2003 of “Current portion of long-term debt” and “Long-term debt”), Item 7 (references in the first two paragraphs, including in the maturities table in the second paragraph, of “LIQUIDITY AND CAPITAL RESOURCES” to long-term debt and to the maturities of our 12% Senior Subordinated Notes) and Item 8 (amounts of “Current portion of long-term debt,” “Total current liabilities” and “Long-term debt” in the December 31, 2003 Consolidated Balance Sheet, and corresponding references in Notes 5 and 16 of the “Notes to Consolidated Financial Statements”).  Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way disclosures contained in the Original Form 10-K other than to reflect the reclassification discussed above.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In Thousands, Except For Per Share Amounts)
Consolidated Statements of Operations Data:
Revenue	$382,663	$317,507	$488,158	$525,712	$516,548
Costs and expenses:
Network and line costs	181,682	155,567	235,153	292,931	289,029
General and administrative expenses	57,503	53,510	82,202	65,360	39,954
Provision for doubtful accounts	11,599	9,365	92,778	53,772	28,250
Sales and marketing expenses	48,277	27,148	73,973	152,028	96,264
Depreciation and amortization	18,344	17,318	34,390	19,257	6,214
Impairment and restructuring charges	--	--	170,571	--	--
Significant other charges (income)	--	--	--	--	(2,718)

Total costs and expenses	317,405	262,908	689,067	583,348	456,993

Operating income (loss)	65,258	54,599	(200,909)	(57,636)	59,555
Other income (expense):
Interest income	388	802	1,220	4,859	3,875
Interest expense	(7,353)	(9,087)	(6,091)	(5,297)	(4,616)
Other income (expense), net	2,470	28,448	17,950	(3,822)	20,115

Income (loss) before provision for income taxes	60,763	74,762	(187,830)	(61,896)	78,929
Provision (benefit) for income taxes	(17,698)	(22,300)	--	--	--

Income (loss) before cumulative effect of an accounting change	78,461	97,062	(187,830)	(61,896)	78,929
Cumulative effect of an accounting change	--	--	(36,837)	--	--

Net income (loss)	$78,461	$97,062	$(224,667)	$(61,896)	$78,929

Income (loss) per share – Basic:
Income (loss) before cumulative effect of an accounting change per share	$2.97	$3.56	$(7.11)	$(2.63)	$3.87
Cumulative effect of an accounting change per share	--	--	(1.40)	--	--

Net income (loss) per share	$2.97	$3.56	$(8.51)	$(2.63)	$3.87

Weighted average common shares outstanding	26,376	27,253	26,414	23,509	20,395

Income (loss) per share – Diluted:
Income (loss) before cumulative effect of an accounting change per share	$2.75	$3.15	$(7.11)	$(2.63)	$3.68
Cumulative effect of an accounting change per share	--	--	(1.40)	--	--

Net income (loss) per share	$2.75	$3.15	$(8.51)	$(2.63)	$3.68

Weighted average common and common equivalent shares outstanding	28,514	30,798	26,414	23,509	21,471

	At December 31,

	2003 (1) (as restated)	2002	2001	2000	1999

	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,242	$33,588	$22,100	$40,604	$78,937
Total current assets	105,595	82,825	51,214	97,203	150,893
Goodwill and intangibles, net	24,169	26,882	29,672	218,639	1,068
Total assets	245,923	189,075	165,737	407,749	215,008
Current portion of long-term debt	16,806	61	14,454	2,822	--
Total current liabilities	94,441	64,754	87,789	100,271	71,168
Contingent obligations	--	--	--	114,630	114,630
Long-term debt	31,791	100,855	152,370	103,695	84,985
Stockholders' equity (deficit)	99,787	23,466	(74,422)	82,700	(69,375)
________________________________

(1)   The Selected Consolidated Financial Data for 2003 has been restated for matters related to a change in classification of long-term debt to current portion of long-term debt. See Note 16 to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. In 2003 and 2002, our operating activities provided net cash flow of $73.2 million and $51.9 million, respectively, more than half of which in each year was used by us to reduce our outstanding debt obligations and a significant portion of the balance of which was used to fund capital expenditures and capitalized software development costs. As of December 31, 2003, we had $35.2 million in cash and cash equivalents and long-term debt (including current maturities) of $48.6 million, compared to $33.6 million and $100.9 million, respectively, at December 31, 2002.

Our contractual obligations as of December 31, 2003 are summarized by years to maturity as follows (in thousands):

Contractual Obligations	Total	1 year or less (as restated)	2 – 3 Years	4 – 5 Years (as restated)	Thereafter

Talk America Holdings, Inc.:

12% Senior Subordinated Notes due 2007 (1)	$40,730	$15,000	$--	$25,730	$--
8% Convertible Senior Subordinated Notes due 2007 (2)	3,778	--	--	3,778	--
5% Convertible Subordinated Notes due 2004	670	670	--	--	--

Talk America Inc. and other subsidiaries:

Capital lease obligations	3,419	1,136	2,283	--	--

	$48,597	$16,806	$2,283	$29,508	$--

Operating leases	$8,248	$2,960	$4,306	$501	$481
Carrier commitments (3)	81,650	19,250	41,600	20,800	--

Total Contractual Obligations	$138,495	$39,016	$48,189	$50,809	$481

________

(1)    Reflects our November 5, 2003 notice and commitment to redeem $15 million principal amount of these 12% Senior Subordinated Notes on January 5, 2004 and resulting change in the maturity of such principal amount to the noticed redemption date. Since the end of 2003 and through February 27, 2004, we have redeemed the $15 million of these 12% Senior Subordinated Notes that we so noticed for redemption and we have noticed for redemption and committed to redeem on April 20, 2004 a further $15.0 million principal amount of these 12% Senior Subordinated Notes.

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

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Auditors

To the Board of Directors and
Shareholders of Talk America Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) of this Annual Report on Form 10-K/A present fairly, in all material respects, the financial position of Talk America Holdings, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2)accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002”, effective January 1, 2003 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

As discussed in Note 16 to the consolidated financial statements, the December 31, 2003 balance sheet has been restated to properly reflect the current maturities of long term debt.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 3, 2004, except for
Note 14, as to which date is
February 27, 2004, and Note
16, as to which date is
May 7, 2004

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

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2003 (as restated, see Note 16)	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$35,242	$33,588
Accounts receivable, trade (net of allowance for uncollectible accounts of $9,414 and $7,821 at December 31, 2003 and 2002, respectively)	40,321	27,843
Deferred income taxes	24,605	17,500
Prepaid expenses and other current assets	5,427	3,894

Total current assets	105,595	82,825

Property and equipment, net	68,069	66,915
Goodwill	19,503	19,503
Intangibles, net	4,666	7,379
Deferred income taxes	40,543	4,800
Other assets	7,547	7,653

	$245,923	$189,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,296	$32,152
Sales, use and excise taxes	14,551	11,439
Deferred revenue	10,873	6,480
Current portion of long-term debt	16,806	61
Accrued compensation	9,888	5,609
Other current liabilities	7,027	9,013

Total current liabilities	94,441	64,754

Long-term debt	31,791	100,855

Deferred income taxes	19,904	--

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,662,952 and 27,469,593 shares issued and outstanding at December 31, 2003 and 2002, respectively	280	275
Additional paid-in capital	354,847	351,992
Accumulated deficit	(250,340)	(328,801)
Treasury stock - $.01 par value, 1,315,789 shares at December 31, 2003	(5,000)	--

Total stockholders' equity	99,787	23,466

	$245,923	$189,075

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

NOTE 5. DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	December 31,

	2003 (as restated)	2002

12% Senior Subordinated Notes Due 2007	$40,730	$65,970
8% Secured Convertible Notes Due 2006	--	30,150
8% Convertible Senior Subordinated Notes Due 2007 (1)	3,778	4,038
5% Convertible Subordinated Notes Due 2004	670	670
Capital lease obligations	3,419	88

Total long-term debt and capital lease obligations	$48,597	$100,916
Less: current maturities (2)	16,806	61

Total long-term debt and capital lease obligations, excluding current maturities	$31,791	$100,855

(1) Includes future accrued interest or $1.0 million and $1.2 million in 2003 and 2002, respectively.

(2) Reflects our November 5, 2003 notice and commitment to redeem $15 million principal amount of these 12% Senior Subordinated Notes on January 5, 2004 and resulting change in the maturity of such principal amount to the noticed redemption date.

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

Year Ended December 31,

2004	$16,806
2005	1,131
2006	1,152
2007	29,508
2008	--

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

NOTE 16. RESTATEMENT

On May 7, 2004, we revised our consolidated balance sheet as of December 31, 2003 and related disclosures in Note 5 to reflect the change in classification of $15 million of our 12% Senior Subordinated Notes from long-term debt to current portion of long-term debt.  The restatement is the result of our commitment pursuant to a notice to holders on November 5, 2003 (see Note 5) to redeem $15 million principal amount of our 12% Senior Subordinated Notes on January 5, 2004, which resulted in a change of maturity of such principal amount to the noticed redemption date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this Annual Report on Form 10-K/A.

         1.    Consolidated Financial Statements:

The Consolidated Financial Statements filed as part of this Form 10-K/A are listed in the "Index to Consolidated Financial Statements" in Item 8.

(c)   EXHIBITS:

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

10.1   Employment Agreement with Aloysius T. Lawn, IV dated March 28, 2001 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2000).*

10.2   Employment Agreement with Edward B. Meyercord, III dated January 1, 2004 (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).*

10.3   Indemnification Agreement with Aloysius T. Lawn, IV dated March 28, 2001(incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2000). *

10.4   Indemnification Agreement with Edward B. Meyercord, III (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003). *

10.5   Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 33-94940)).*

10.6   Employment Agreement with Gabriel Battista dated January 1, 2004 (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).*

10.7   Indemnification Agreement with Gabriel Battista dated as of December 28, 1998 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 20, 1999). *

10.8   Stock Option Agreement, dated as of November 13, 1998, with Gabriel Battista (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 20, 1999).*

10.9   Our 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K dated January 20, 1999).*

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

10.20    Employment Agreement with Jeffrey Earhart dated October 2, 2001 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated November 14, 2001 ).*

10.21    Employment Agreement with Warren Brasselle dated March 8, 2000 (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2001).*

10.22    Employment Agreement with Timothy Leonard dated March 29, 2002 (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).*

10.23    Sublease Agreement by and between Talk America Inc. and Food Lion, LLC, dated as of November 26, 2003 (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.24    Lease by and between Talk America Inc. and BTS Owners LLC, dated as of July 1, 2003 (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).

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

10.35           Lease Agreement by and between Jeffrey M. Baumrucker and Monique M. Baumrucker and Talk America Inc. dated as of July 7, 2003 (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.36          Amendment dated March 10, 2003 to the Indenture of Lease by and between Woodruff Properties and Omnicall, Inc. dated August 1, 1998 (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).

14.1    Code of Ethics (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).

21.1    Our Subsidiaries (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).

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

Date: May 7, 2004

                 TALK AMERICA HOLDINGS, INC.

                   By:   /s/ Gabriel Battista
     Gabriel Battista
     Executive Chairman of the Board of Directors and Director

