Form 10-Q
period 2004-03-31
TALK AMERICA HOLDINGS INC
filed 2004-05-07
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____

Commission file number 000 - 26728

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

26,686,205 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of May 6, 2004.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Operations - Three Months Ended March 31, 2004 and 2003 (unaudited)	2

Consolidated Balance Sheets – March 31, 2004 and December 31, 2003 (unaudited)	3

Consolidated Statements of Cash Flows – Three Months Ended March 31, 2004 and 2003 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosure About Market Risk	16

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits	17
(b) Reports on Form 8-K	17

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Revenue	$109,321	$87,843

Costs and expenses:
Network and line costs	54,220	43,884
General and administrative expenses	15,162	12,879
Provision for doubtful accounts	3,421	2,223
Sales and marketing expenses	17,284	9,371
Depreciation and amortization	5,131	4,307

Total costs and expenses	95,218	72,664

Operating income	14,103	15,179
Other income (expense):
Interest income	101	110
Interest expense	(817)	(2,479)
Other income, net	--	2,151

Income before provision for income taxes	13,387	14,961
Provision for income taxes	5,031	5,835

Net income	$8,356	$9,126

Income per share – Basic:

Net income per share	$0.31	$0.35

Weighted average common shares outstanding	26,674	26,376

Income per share – Diluted:

Net income per share	$0.29	$0.32

Weighted average common and common equivalent shares outstanding	28,862	29,940

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$29,749	$35,242
Accounts receivable, trade (net of allowance for uncollectible accounts of $10,032 and $9,414 at March 31, 2004 and December 31, 2003, respectively)	42,660	40,321
Deferred income taxes	24,568	24,605
Prepaid expenses and other current assets	5,941	5,427

Total current assets	102,918	105,595

Property and equipment, net	65,390	68,069
Goodwill	19,503	19,503
Intangibles, net	3,955	4,666
Deferred income taxes	36,528	40,543
Other assets	7,850	7,547

	$236,144	$245,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,470	$35,296
Sales, use and excise taxes	14,131	14,551
Deferred revenue Legal settlements	12,599	10,873
Current portion of long-term debt	16,797	16,806
Accrued compensation	2,905	9,888
Other current liabilities	5,769	7,027

Total current liabilities	91,671	94,441

Long-term debt	16,351	31,791

Deferred income taxes	19,920	19,904

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,683,094 and 26,662,952 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	280	280
Additional paid-in capital	354,906	354,847
Accumulated deficit	(241,984)	(250,340)
Treasury stock - $.01 par value, 1,315,789 shares at March 31,2004 and December 31, 2003, respectively	(5,000)	(5,000)

Total stockholders' equity	108,202	99,787

	$236,144	$245,923

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net income	$8,356	$9,126
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,421	2,223
Depreciation and amortization	5,131	4,307
Non-cash compensation	9	--
Non-cash interest and amortization of accrued interest liabilities	(65)	(65)
Gain from extinguishment of debt	--	(2,154)
Deferred income taxes	4,068	5,835
Changes in assets and liabilities:
Accounts receivable, trade	(5,760)	(5,343)
Prepaid expenses and other current assets	(514)	(145)
Other assets	(13)	1,114
Accounts payable	4,174	3,325
Sales, use and excise taxes	(420)	332
Deferred revenue	1,726	1,154
Accrued compensation	(6,983)	(2,251)
Other current liabilities	(1,258)	(2,849)

Net cash provided by operating activities	11,872	14,609

Cash flows from investing activities:
Capital expenditures	(1,220)	(2,691)
Capitalized software development costs	(811)	(663)

Net cash used in investing activities	(2,031)	(3,354)

Cash flows from financing activities:
Payments of borrowings	(15,000)	(10,793)
Payments of capital lease obligations	(384)	(16)
Proceeds from exercise of options and warrants	50	12
Purchase of treasury stock	--	(5,000)

Net cash used in financing activities	(15,334)	(15,797)

Net decrease in cash and cash equivalents	(5,493)	(4,542)
Cash and cash equivalents, beginning of period	35,242	33,588

Cash and cash equivalents, end of period	$29,749	$29,046

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

The consolidated financial statements and related notes thereto as of March 31, 2004 and for the three months ended March 31, 2004 and March 31, 2003 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2003 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended by our Form 10-K/A. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

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

Negative developments in these areas could have a material adverse effect on our business, financial condition and results of operations.

NOTE 2. DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	March 31, 2004	December 31, 2003

12% Senior Subordinated Notes Due 2007	$25,730	$40,730
8% Convertible Senior Subordinated Notes Due 2007 (1)	3,713	3,778
5% Convertible Subordinated Notes Due 2004	670	670
Capital lease obligations	3,035	3,419

Total long-term debt and capital lease obligations	$33,148	$48,597
Less: current maturities (2)	16,797	16,806

Total long-term debt and capital lease obligations, excluding current maturities	$16,351	$31,791

(1) Includes future accrued interest or $0.9 million as of March 31, 2004 and $1.0 million as of December 31, 2003.

(2) Reflects our February 19, 2004 notice and commitment to redeem $15 million principal amount of these 12% Senior Subordinated Notes on April 20, 2004 and resulting change in the maturity of such principal amount to the noticed redemption date.

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

(b)    5% Convertible Subordinated Notes Due 2004

As of March 31, 2004, we had $0.7 million principal amount outstanding of our 5% Convertible Subordinated Notes that mature on December 15, 2004. Interest on these notes is due and payable semiannually on June 15 and December 15. The notes are convertible, at the option of the holder, at a conversion price of $76.14 per share. The 5% Convertible Subordinated Notes are redeemable, in whole or in part at our option, at 100.71% of par.

(c)    Capital Leases

During 2003, we entered into a non-cancelable capital lease agreement for upgrades to our customer data storage equipment. Approximately $3.0 million was outstanding under this agreement at December 31, 2003. Total assets under this lease agreement are approximately $3.4 million as of March 31, 2004 and December 31, 2003. The lease is repayable in 36 monthly installments, which includes interest based on an annual percentage rate of approximately 2%.

NOTE 3. COMMITMENTS AND CONTINGENCIES

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

NOTE 4. STOCK-BASED COMPENSATION

We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123”. The following disclosure complies with the adoption of this statement and includes pro forma net income as if the fair value based method of accounting had been applied (in thousands except for per share data):

	Three Months Ended March 31,

	2004	2003

Net income as reported	$8,356	$9,126
Add: Stock-based employee compensation expense included in reported net income	9	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	(1,496)	(206)

Pro forma net income	$6,869	$8,920

	Three Months Ended March 31,
	2004	2003

Basic earnings per share:
As reported	$0.31	$0.35
Pro forma	$0.26	$0.34
Diluted earnings per share:
As reported	$0.29	$0.32
Pro forma	$0.24	$0.32

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

	Three Months Ended March 31,

	2004	2003

Net income used to compute basic earnings per share	$8,356	$9,126
Interest expense on convertible bonds, net of tax affect	(5)	319

Net income used to compute diluted earnings per share	$8,351	$9,445

Average shares of common stock outstanding used to compute basic earnings per share	26,674	26,376
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	2,188	3,564

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,862	29,940

Income per share – Basic:

Net income per share	$0.31	$0.35

Weighted average common shares outstanding	26,674	26,376

Income per share – Diluted:

Net income per share	$0.29	$0.32

Weighted average common and common equivalent shares outstanding	28,862	29,940

* The diluted share basis for the three months ended March 31, 2004 and 2003, respectively, excludes 9 shares associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended March 31, 2004 and 2003 excludes 2,889 and 2,184 shares, respectively, associated with the options and warrants due to their antidilutive effect.

NOTE 6. SUBSEQUENT EVENT

On February 19, 2004, we noticed and committed to redeem $15 million principal amount of our 12% Senior Subordinated Notes on April 20, 2004, with the resulting change in the maturity of such principal amount to the noticed redemption date. We redeemed the $15 million of 12% Senior Subordinated Notes on April 20, 2004, leaving $10.7 million principal amount of the 12% Senior Subordinated Notes then outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004 and any subsequent filings. Certain of the statements contained herein may be considered “forward-looking statements” for purposes of the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our management’s current expectations or plans for our future operating and financial performance, based on our current expectations and assumptions currently believed to be valid. For these statements, we claim protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words or phrases, including, but not limited to, “believes,” "estimates," "expects," "expected," "anticipates," "anticipated," “plans,” “strategy,” “target,” “prospects” and other words of similar meaning in connection with a discussion of future operating or financial performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. In addition to those factors discussed in this Form 10-Q Report, you should see our other reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

OVERVIEW

We offer a bundle of local and long distance phone services to residential and small business customers in the United States. Our business strategy is to build a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local exchange companies and then to migrate customers to our own networking platform and further increase our revenues and profitability by offering new products and services to these customers. We refer to this strategy as our “customer first” strategy.

In 2000, we decided to expand beyond our historical long distance service offerings and utilize the unbundled network element platform to enter the large local telecommunications market and diversify our product portfolio through the bundling of local service with our core long distance service offerings. We ended the first quarter 2004 with 623,000 billed bundled lines. We expect our existing base of long distance customers to continue to decline in 2004 through attrition due to our decision to focus our marketing efforts on the sale of our bundled product.

An integral element of our business strategy is to develop our own local networking capability. If successful, local networking will enhance our operating flexibility and provide us with an alternative to the wholesale operating platforms of the incumbent local exchange companies. As the first step in enabling us to implement this stage of our business strategy, during 2003, we deployed networking assets in Michigan and currently have provisioned over 1,500 customers to our switch. We are in the process of automating the business processes required to provide local network-based services. We are also adding new services and enhancing our existing service and product offerings, as available, to increase our revenues and profitability from our customers. We have installed a new voicemail platform and expect to launch a new dial-up internet service and digital subscriber line, or DSL, service in 2004.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended March 31,
	2004	2003

Revenue	100.0%	100.0%
Costs and expenses:
Network and line costs	49.6	50.0
General and administrative expenses	13.9	14.7
Provision for doubtful accounts	3.1	2.5
Sales and marketing expenses	15.8	10.7
Depreciation and amortization	4.7	4.9

Total costs and expenses	87.1	82.8

Operating income	12.9	17.2
Other income (expense):
Interest income	0.1	0.1
Interest expense	(0.8)	(2.8)
Other, net	--	2.4

Income before income taxes	12.2	16.9
Provision for income taxes	4.6	6.6

Net income	7.6%	10.3%

The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the preceding fiscal period:

	Three Months Ended March 31,
	2004	2003

Revenue	24.5%	10.6%
Costs and expenses:
Network and line costs	23.6	9.1
General and administrative expenses	17.7	(11.6)
Provision for doubtful accounts	53.9	(44.5)
Sales and marketing expenses	84.4	59.0
Depreciation and amortization	19.1	(3.1)

Total costs and expenses	31.0	5.1

Operating income	(7.1)	47.1
Other income (expense):
Interest income	(8.2)	23.6
Interest expense	(67.0)	68.2
Other, net	(100.0)	366.5

Income before income taxes	(10.5)	84.0
Provision for income taxes	(13.8)	--

Net income	(8.4)%	12.3%

Revenue. The increase in revenue for the first quarter 2004 from the first quarter 2003 was due to the increase in bundled revenue offset by a decline in long distance revenue. During 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates may adversely impact customer turnover.

The increase in bundled revenue to $91.7 million for the first quarter 2004 from $60.2 million for the first quarter 2003 was due to higher average bundled lines in 2004 as compared to 2003, partially offset by lower average monthly revenue per customer. We ended the first quarter 2004 with 623,000 billed bundled lines, compared to 402,000 at the end of first quarter 2003. Approximately 54% of the bundled lines in the first quarter 2004 were in Michigan, compared to 67% at the end of first quarter 2003, reflecting our continued efforts to market into new states in the first quarter 2004, increasing our penetration of New York and New Jersey and adding Alabama, Pennsylvania and Maryland as productive states. Continued growth in revenues will depend upon our ability to develop and scale various marketing programs in additional states or areas and to maintain or reduce the current level of customer turnover.

Our long distance revenue decreased for the first quarter 2004 to $17.6 million from $27.7 million for the first quarter 2003. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue.

Network and Line Costs. The increase of network and line costs for the first quarter 2004 from the first quarter 2003 is primarily due to the increase in bundled customers, partially offset by the decrease in long distance customers. The lower total network and line costs as a percentage of revenue were due primarily to lower network costs as a percentage of revenue for both the bundled and long distance products. This decrease was partially offset by a shift in our customer base to the higher cost bundled product from the lower cost long distance product and increases in network cost pricing and costs of unbundled network elements in certain states.

Bundled network and line costs were $47.3 million for the first quarter 2004, as compared to $32.1 million for the first quarter 2003. Long distance network and line costs were $6.9 million for the first quarter 2004, as compared to $11.8 million for the first quarter 2003. As a percentage of bundled revenue, bundled and network line costs were 51.6% for the first quarter 2004, as compared to 53.4% for the first quarter 2003. Long distance network and line costs as a percentage of long distance revenue were 39.2% for the first quarter 2004, as compared to 42.6% for the first quarter 2003. During the first quarter 2004, we recorded a liability for network and line costs of $1.2 million related to retroactive cost increases pending the resolution of a rate proceeding in the State of Georgia. The increase in these liabilities was offset by a reduction in accruals for network and line costs due to the expiration of the period to backbill us certain charges.

We structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market these higher priced products. There are several factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

•  determinations by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, requiring us to provide services in these areas through total service resale agreements with incumbent local exchange companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through the switching facilities of other non-incumbent carriers, in any case at significantly increased costs, or to provide services over our own switching facilities, if they have been deployed. The Court of Appeals, on March 2, 2004, issued an order that reversed the FCC’s Triennial Review Order in part and remanded to the FCC with instructions to revise the Order in material ways that may make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas (see our discussion under "Liquidity and Capital Resources, Other Matters," below);

•  adverse changes to the current pricing methodology mandated by the FCC for use in establishing the prices charged to us by incumbent local telephone companies for the use of their unbundled network elements. The FCC’s 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways, (see our discussion under "Liquidity and Capital Resources, Other Matters," below) clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable incumbent local telephone companies to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local exchange companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. These changes could result in material increases in prices charged to us for unbundled network elements; and

•  determinations by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.

Changes in the pricing of our service plans could also cause network and line costs as a percentage of revenue to change in the future. See our discussion under "Liquidity and Capital Resources, Other Matters," below.

General and Administrative Expenses. General and administrative expenses increased for the first quarter ended 2004 from the first quarter 2003 primarily due to an increase in the number of employees for customer service, information technology and our local networking initiatives to support our expanding base of bundled customers. The increase was also attributable to a new operating lease for information technology equipment during the first quarter 2004.

While we expect general and administrative expense as a percentage of revenue to continue to decline as the customer base grows, realization of such efficiencies will be dependent on the ability of management to continue to control personnel costs in areas such as customer service and collections. There can be no assurances that we will be able to realize these efficiencies.

Provision for Doubtful Accounts. The provision for doubtful accounts increased for the first quarter 2004 from the first quarter 2003. The increase in bad debt expense is primarily attributable to the increase in bundled revenue, both in total and as a percentage of total revenue.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the first quarter 2004 from the first quarter 2003 is primarily attributable to increased levels of sales and marketing activity to continue our bundled sales growth. Currently, substantially all of our sales and marketing expenses relate to the bundled product. We expect sales and marketing expenses in total and as a percentage of sales to continue to increase in 2004 as we continue to target growth in the bundled product and invest in the development of our marketing programs.

Interest Expense. The decrease in interest expense for the first quarter 2004 from the first quarter 2003 is primarily attributable to a decrease in outstanding debt balances through repurchases of our 12% Senior Subordinated Notes during 2003 and the first quarter 2004, and our 8% Secured Convertible Notes during 2003.

Depreciation and Amortization. The increase in depreciation and amortization for the first quarter 2004 from the first quarter 2003 is primarily attributable to depreciation on costs incurred in 2003 related to our deployment of networking assets (our local switch and colocation equipment) in Michigan, and amortization of capitalized software projects completed during 2003 primarily related to the development of customer relations management software.

Other Income, Net. Other income for the first quarter 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par.

Provision for Income Taxes. The effective tax rate for the first quarter 2004 was 37.6%. The decrease in the effective tax rate from 39% in 2003 reflects the impact of income tax returns filed during the first quarter 2004 for the 2003 tax year. The effective tax rate is expected to be approximately 38% for fiscal 2004. As a result of the application of net operating loss carryforwards, we currently need only pay accrued alternative minimum taxes and state income taxes; we expect net operating losses will be fully utilized by the end of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, capital expenditures and debt service obligations. For the first quarters 2004 and 2003, our operating activities provided net cash flow of $11.9 million and $14.6 million, respectively, which was used in each year by us, along with existing cash and cash equivalents, to reduce our outstanding debt obligations and fund capital expenditures and capitalized software development costs. For the first quarter 2003, we also utilized cash to repurchase shares of our common stock. As of March 31, 2004, we had $29.7 million in cash and cash equivalents and long-term debt (including current maturities) of $33.1 million, compared to $35.2 million and $48.6 million, respectively, at December 31, 2003.

Our contractual obligations as of March 31, 2004 are summarized by years to maturity as follows (in thousands):

Contractual Obligations	Total	1 year or less	2 – 3 Years	4 – 5 Years	Thereafter

Talk America Holdings, Inc.:

12% Senior Subordinated Notes due 2007 (1)	$25,730	$15,000	$--	$10,730	$--
8% Convertible Senior Subordinated Notes due 2007 (2)	3,713	--	--	3,713	--
5% Convertible Subordinated Notes due 2004	670	670	--	--	--

Talk America Inc. and other subsidiaries:

Capital lease obligations	3,035	1,127	1,908	--	--

	$33,148	$16,797	$1,908	$14,443	$--

Operating leases	$7,508	$2,844	$3,773	$446	$445
Carrier commitments (3)	81,650	19,250	41,600	20,800	--

Total Contractual Obligations	$122,306	$38,891	$47,281	$35,689	$445

________

(1) Reflects our February 19, 2004 notice and commitment to redeem $15 million principal amount of these 12% Senior Subordinated Notes on April 20, 2004 and resulting change in the maturity of such principal amount to the noticed redemption date. Since the first quarter 2004 and through May 10, 2004, we have redeemed the $15 million of these 12% Senior Subordinated Notes that we so noticed for redemption.

(2) The amount of the 8% Convertible Senior Subordinated Notes include $2.8 million of principal and $0.9 million of future accrued interest.

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

Cash Provided By Operating Activities. Net cash provided by operating activities was $11.9 million and $14.6 million for the quarters ended March 31, 2004 and 2003, respectively. For the quarter ended March 31, 2004, the major contributors to the net cash provided by operating activities were:
•   Net income of $8.4 million;
•   Increases in accounts payable of $4.2 million, primarily due to increased levels of sales and marketing activity to continue our bundled sales growth, and an increase in network and line costs primarily due to the increase in bundled customers;
•   Non-cash items of $12.6 million, primarily consisting of utilization of deferred tax assets of $4.1 million. The application of NOL carryforwards have limited our current payment of income taxes to cash taxes for alternative minimum taxes and state income taxes. We expect that our NOLs will be fully utilized by the end of 2005;
•   An increase in deferred revenue of $1.7 million for advance customer billings, primarily due to the growth in bundled customers.

Partially offsetting these contributors to the net cash provided by operating activities were:
•   An increase in accounts receivable of $5.8 million due to the growth of our customer base. We generally do not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising our customer base;
•   A decrease in accrued compensation of $7.0 million due to payment of year-end performance bonuses;
•   A decrease in other current liabilities of $1.3 million primarily attributable to a decrease in accrued interest due to both lower debt levels and accrued interest payments.

For the quarter ended March 31, 2003, the major contributors to the net cash provided by operating activities were:
•   Net income of $9.1 million;
•   An increase in accounts payable of $3.3 million attributable to an increase in network and line costs primarily due to the increase in bundled customers;
•   An increase in deferred revenue of $1.2 million for advance customer billings, primarily due to the growth in bundled customers;
•   A decrease in other assets of $1.1 million attributable to repayment of a related party loan.

Partially offsetting these contributors to the net cash provided by operating activities were:
•   An increase in accounts receivable of $5.3 million, primarily due to the continued shift in our customer base from long distance customers to local bundled customers with higher average monthly revenue per customer.
•   A decrease in accrued compensation of $2.3 million primarily due to payment of year-end performance bonuses;
•   A decrease in other current liabilities of $2.8 million primarily attributable to accrued interest payments.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2.0 million during the quarter ended March 31, 2004, consisting of capitalized software development costs of $0.8 million and capital expenditures of $1.2 million, consisting primarily of upgrades to our information technology capabilities.

In 2004, we plan to add six additional colocations to our existing local network and to continue migrating local bundled customers over to our network, and expect to incur capital expenditures of approximately $12 to $15 million for both network and non-network assets. As we pursue our "customer first" strategy of building a large, profitable base of bundled service customers using the wholesale operating platforms of the incumbent local exchange companies and then migrate those customers to our own networking platform and offer new products and services to these customers, our capital expenditures are expected to increase significantly.

Capitalized software development costs consist of direct development costs associated with internal-use computer software, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. In 2003, capitalized software development costs totaled $2.7 million and were primarily related to the development of customer relations management software. In 2004, we expect software development costs to increase moderately as we continue to develop the integrated information systems required to provide local switch-based service.

Net cash used in investing activities was $3.4 million during the quarter ended March 31, 2003, consisting of capitalized software development costs of $0.7 million and capital expenditures primarily for the purchase of equipment of $2.7 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the quarters ended March 31, 2004 and 2003 was $15.3 and $15.8 million, primarily attributable to debt repayment of $15.0 and $10.8 million, respectively. In addition, for the quarter ended March 31, 2003, pursuant to our share buyback program announced in January 2003, we purchased 1,315,789 shares for a purchase price of $5.0 million. Under the buyback program, we are authorized to spend up to $10.0 million for share purchases, with a cap of 2.5 million shares.

In the second quarter of 2004 through May 10, 2004, we have redeemed the $15 million of 12% Senior Subordinated Notes for which we had given notice in February 2004, leaving $10.7 million principal amount of the 12% Senior Subordinated Notes currently outstanding. In 2004, we will continue to evaluate opportunities to purchase our debt prior to maturity, as well as to consider acquiring shares under the balance of our share buyback program. The remaining shares authorized under the program may be purchased, from time to time, in the open market and/or in private transactions.

While we believe that we have access to new capital in the public or private markets to fund our ongoing cash requirements, there can be no assurance as to the timing, amounts, terms or conditions of any such new capital or whether it could be obtained on terms acceptable to us. We anticipate that our cash requirements will generally be met from our cash-on-hand and from cash generated from operations. Based on our current projections for operations, we believe that our cash-on-hand and our cash flow from operations will be sufficient to fund our currently contemplated capital expenditures, our debt service obligations, and the expenses of conducting our operations for at least the next twelve months. However, there can be no assurance that we will be able to realize our projected cash flows from operations, which is subject to the risks and uncertainties discussed in this report, or that we will not be required to consider capital expenditures in excess of those currently contemplated, as discussed in this report.

OTHER MATTERS

Our provision of telecommunication services is subject to government regulation. Changes in existing regulations could have a material adverse effect on us. Our local telecommunication services are provided almost exclusively through the use of unbundled network elements purchased from incumbent local telephone companies, and it is primarily the availability of cost-based unbundled network element rates that enables us to price our local telecommunications services competitively. The FCC currently requires incumbent local telephone companies to provide an unbundled network element platform, that includes all of the network elements required by a competitor to provide a retail telecommunications service, in most geographic areas. Through the use of such unbundled network element platforms we are able to provide retail local services entirely through the use of the incumbent local telephone company’s facilities at lower prices than those available for local resale through total resale service agreements. In its UNE Triennial Review proceeding, the FCC sought to identify, among other issues, which if any network elements the incumbent local telephone companies should no longer be required to offer on an unbundled basis. The FCC also analyzed the issue of which elements must be unbundled in response to a remand of its previous rules by the U.S. Court of Appeals for the District of Columbia Circuit. In the FCC’s UNE Triennial Review Order, released August 21, 2003 and effective as of October 2, 2003, the Commission determined that certain network elements will no longer be subject to unbundling, while other elements must continue to be offered subject to further, more detailed review by the state public utility commissions. The Order was subject to numerous federal judicial appeals, which were consolidated in the U.S. Court of Appeals for the District of Columbia Circuit. The Court, on March 2, 2004, issued an order that reversed the FCC’s Order in part and remanded to the FCC with instructions to revise the Order in material ways. The Court stayed its decision until the denial of any petitions for rehearing or for a 60-day period (i.e., until May 1, 2004), whichever is later. In April 2004 the Court extended its stay to June 15, 2004. As directed by the FCC in early April 2004, we have agreed to negotiate in good faith new commercial contracts for the receipt of wholesale phone services from the incumbent local exchange carriers. To date no agreements have been reached nor can any assurance be given that any agreements will be reached.

Should the local circuit switching unbundled network element become effectively unavailable due to this adverse decision or otherwise, we would be unable to offer services on an unbundled network element platform basis and would instead have to serve customers through total service resale agreements with the incumbent local exchange companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through our own facilities or the switching facilities of other non-incumbent carriers. Our transition from providing telecommunications services on an unbundled network element platform basis could delay our service roll-out in some markets, increase our costs and have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, goodwill and intangible assets, income taxes, sales taxes, network and line costs, contingencies and litigation. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Additional information about these critical accounting policies may by found in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004, in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies."

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

Item 4. Controls and Procedures

As of March 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our disclosure controls over financial reporting.

PART II – OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1   Rule 13a-14(a) Certifications of Gabriel Battista (filed herewith).

31.2   Rule 13a-14(a) Certifications of Edward B. Meyercord, III (filed herewith).

31.3   Rule 13a-14(a) Certifications of David G. Zahka (filed herewith).

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

(b)     Reports on Form 8-K.

No Current Reports on Form 8-K were filed by us during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALK AMERICA HOLDINGS, INC.

Date: May 7, 2004	By: /s/ Gabriel Battista Gabriel Battista Executive Chairman of the Board of Directors and Director (Principal Executive Officer)

Date: May 7, 2004	By: /s/ David G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2004	By: /s/ Thomas M. Walsh Thomas M. Walsh Senior Vice President - Finance (Principal Accounting Officer)

