Form 10-Q
period 2004-06-30
TALK AMERICA HOLDINGS INC
filed 2004-08-04
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

26,972,408 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of August 2, 2004.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Operations - Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	2

Consolidated Balance Sheets – June 30, 2004 and December 31, 2003 (unaudited)	3

Consolidated Statements of Stockholders' Equity - Six Months Ended June 30, 2004 (unaudited)	4

Consolidated Statements of Cash Flows – Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure About Market Risk	18

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits and Reports on Form 8-K	19

(a) Exhibits
(b) Reports on Form 8-K

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$114,881	$93,748	$224,202	$181,591

Costs and expenses:
Network and line costs, excluding depreciation and amortization (see below)	55,586	43,268	109,806	87,152
General and administrative expenses	15,891	12,549	31,053	25,428
Provision for doubtful accounts	4,905	2,895	8,326	5,117
Sales and marketing expenses	19,204	11,629	36,488	21,000
Depreciation and amortization	5,322	4,380	10,453	8,688

Total costs and expenses	100,908	74,721	196,126	147,385

Operating income	13,973	19,027	28,076	34,206
Other income (expense):
Interest income	42	186	143	295
Interest expense	(442)	(2,027)	(1,259)	(4,506)
Other income, net	--	314	--	2,465

Income before provision for income taxes	13,573	17,500	26,960	32,460
Provision for income taxes	5,025	6,825	10,056	12,659

Net income	$8,548	$10,675	$16,904	$19,801

Income per share – Basic:
Net income per share	$0.32	$0.41	$0.63	$0.75

Weighted average common shares outstanding	26,746	26,226	26,710	26,300

Income per share – Diluted:

Net income per share	$0.30	$0.37	$0.59	$0.69

Weighted average common and common equivalent shares outstanding	28,694	29,562	28,787	29,345

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$30,427	$35,242
Accounts receivable, trade (net of allowance for uncollectible accounts of $12,227 and $9,414 at June 30, 2004 and December 31, 2003, respectively)	48,109	40,321
Deferred income taxes	26,338	24,605
Prepaid expenses and other current assets	7,476	5,427

Total current assets	112,350	105,595

Property and equipment, net	66,016	68,069
Goodwill	19,503	19,503
Intangibles, net	3,244	4,666
Deferred income taxes	30,619	40,543
Other assets	8,264	7,547

	$239,996	$245,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,039	$35,296
Sales, use and excise taxes	14,926	14,551
Deferred revenue	14,516	10,873
Current portion of long-term debt	17,554	16,806
Accrued compensation	4,941	9,888
Other current liabilities	4,188	7,027

Total current liabilities	99,164	94,441

Long-term debt	2,985	31,791

Deferred income taxes	19,840	19,904

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,966,743 and 26,662,952 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	283	280
Additional paid-in capital	356,160	354,847
Accumulated deficit	(233,436)	(250,340)
Treasury stock - $.01 par value, 1,315,789 shares at June 30,2004 and December 31, 2003, respectively	(5,000)	(5,000)

Total stockholders' equity	118,007	99,787

	$239,996	$245,923

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shares	Amount	Total

Balance, December 31, 2003	27,979	$280	$354,847	$(250,340)	1,316	$(5,000)	$99,787

Net income	--	--	--	16,904	--	--	16,904
Income tax benefit related to exercise of common stock options	--	--	757	--	--	--	757
Change in terms of employee stock options	--	--	9	--	--	--	9
Exercise of common stock options	304	3	547	--	--	--	550

Balance, June 30, 2004	28,283	$283	$356,160	$(233,436)	1,316	$(5,000)	$118,007

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net income	$16,904	$19,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	8,326	5,117
Depreciation and amortization	10,453	8,687
Loss on sale and retirement of assets	--	16
Non-cash compensation	9	--
Non-cash interest and amortization of accrued interest liabilities	(130)	(131)
Gain from extinguishment of debt	--	(2,471)
Deferred income taxes	8,884	11,647
Changes in assets and liabilities:
Accounts receivable, trade	(16,114)	(11,180)
Prepaid expenses and other current assets	(1,488)	(551)
Other assets	(24)	1,435
Accounts payable	7,743	2,321
Sales, use and excise taxes	375	1,354
Deferred revenue	3,643	2,227
Accrued compensation	(4,947)	(1,345)
Other current liabilities	(2,839)	(1,843)

Net cash provided by operating activities	30,795	35,084

Cash flows from investing activities:
Capital expenditures	(3,339)	(4,217)
Capitalized software development costs	(1,787)	(1,388)

Net cash used in investing activities	(5,126)	(5,605)

Cash flows from financing activities:
Payments of borrowings	(30,362)	(32,676)
Payments of capital lease obligations	(672)	(31)
Proceeds from exercise of options	550	498
Purchase of treasury stock	--	(5,000)

Net cash used in financing activities	(30,484)	(37,209)

Net decrease in cash and cash equivalents	(4,815)	(7,730)
Cash and cash equivalents, beginning of period	35,242	33,588

Cash and cash equivalents, end of period	$30,427	$25,858

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

The consolidated financial statements and related notes thereto as of June 30, 2004 and for the three and six months ended June 30, 2004 and June 30, 2003 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2003 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended by our Form 10-K/A. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(b) Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that would likely negatively affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:
•  Dependence on the availability and functionality of the networks of the incumbent local telephone carriers as they relate to the unbundled network element platform
•  The FCC is expected to pronounce interim and eventually final rules with respect thereto, which are expected to adversely affect availability and pricing of various network elements and bundles thereof. Such rules may also affect or limit our ability to pursue our current “customer first” strategy of acquiring a base of bundled phone service customers, building our own network platform and the migrating those customers to our own network platform.
•  Additional changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing.
•  Increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry.

Further negative developments in these areas would likely have a material adverse effect on our business prospects, financial condition and results of operations. See “Other Matters”.

NOTE 2. DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	June 30, 2004	December 31, 2003

12% Senior Subordinated Notes Due 2007	$10,730	$40,730
8% Convertible Senior Subordinated Notes Due 2007 (1)	3,648	3,778
5% Convertible Subordinated Notes Due 2004	670	670
Other, primarily vendor-financed computer software	2,744	0
Capital lease obligations	2,747	3,419

Total long-term debt and capital lease obligations	20,539	48,597
Less: current maturities (2)	17,554	16,806

Total long-term debt and capital lease obligations, excluding current maturities	$2,985	$31,791

(1) Includes future accrued interest of $0.8 million as of June 30, 2004 and $1.0 million as of December 31, 2003.

(2) Reflects our June 21, 2004, notice and commitment to redeem remaining principal amounts of our 12% Senior Subordinated Notes and our 8% Convertible Senior Subordinated Notes, respectively, on August 23, 2004, and resulting change in the maturity of such principal amount to the noticed redemption date.

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

On June 21, 2004, we provided a notice and commitment to redeem the remaining principal amounts of our 12% Senior Subordinated Notes and our 8% Convertible Senior Subordinated Notes on August 23, 2004. The 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes are redeemable at any time at our option at par value plus accrued interest to the redemption date.

In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," we accounted for the exchange of the 4-1/2% Convertible Subordinated Notes for $53.2 million of the 12% Senior Subordinated Notes and $2.8 million of the 8% Convertible Senior Subordinated Notes as a troubled debt restructuring. Since the total liability of $57.4 million ($57.9 million of principal as of the exchange date, less cash payments of $0.5 million) was less than the future cash flows to holders of 8% Convertible Senior Subordinated Notes and 12% Senior Subordinated Notes of $91.5 million (representing the $56.0 million of principal and $35.5 million of future interest expense), the liability remained on our balance sheet at $57.4 million as long-term debt. We recognized the difference of $1.4 million between principal and the carrying amount as a reduction of interest expense over the life of the new notes. The redemption of the 8% Convertible Senior Subordinated Notes prior to maturity will cause $0.8 million of future accrued interest benefit to be recorded as an offset to interest expense upon redemption.

(b)    5% Convertible Subordinated Notes Due 2004

As of June 30, 2004, we had $0.7 million principal amount outstanding of our 5% Convertible Subordinated Notes that mature on December 15, 2004. The notes are convertible, at the option of the holder, at a conversion price of $76.14 per share. The 5% Convertible Subordinated Notes are redeemable, in whole or in part at our option, at 100.71% of par.

(c)    Other

During the second quarter 2004, we entered into a vendor-financed computer software purchase agreement for upgrades to our database management systems. Approximately $2.7 million was outstanding under this agreement at June 30, 2004. Total assets under this purchase agreement are approximately $3.4 million as of June 30, 2004, consisting of a perpetual software license agreement of approximately $2.9 million and a one-year vendor maintenance agreement of approximately $0.5 million. The agreement is repayable in 12 quarterly installments, which includes interest based on an annual percentage rate of approximately 3% and annual maintenance agreement renewals.

(d)    Capital Leases

During 2003, we entered into a non-cancelable capital lease agreement for upgrades to our customer data storage equipment. Approximately $2.7 million and $3.4 million was outstanding under this agreement at June 30, 2004 and December 31, 2003, respectively. Total assets under this lease agreement are approximately $3.4 million as of June 30, 2004 and December 31, 2003. The lease is repayable in monthly installments through December 2006, which includes interest based on an annual percentage rate of approximately 2%.

NOTE 3. COMMITMENTS AND CONTINGENCIES

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services (including matters involving do not call regulations), as well as certain legal actions and regulatory matters arising in the ordinary course of business. During the second quarter of 2003, we were made aware that AOL agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to the former telecommunications marketing agreement, between us and AOL. At the time of the settlement agreement, AOL asserted that we are required to indemnify AOL in this matter under the terms of the marketing agreement and advised that it will seek such indemnification from us. We believe that we do not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. We have received no further information regarding this matter and it is our intention, if AOL initiates a claim for indemnification under the marketing agreement, to defend against the claim vigorously. We believe that the ultimate outcome of the foregoing actions will not result in a liability that would have a material adverse effect on our financial condition or results of operations.

NOTE 4. STOCK-BASED COMPENSATION

We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” The following disclosure complies with the adoption of this statement and includes pro forma net income as if the fair value based method of accounting had been applied (in thousands except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income as reported	$8,548	$10,675	$16,904	$19,801
Add: Stock-based employee compensation expense included in reported net income	9	--	9	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	1,482	340	2,961	562

Pro forma net income	$7,075	$10,335	$13,952	$19,239

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic earnings per share:
As reported	$0.32	$0.41	$0.63	$0.75
Pro forma	$0.25	$0.37	$0.49	$0.69
Diluted earnings per share:
As reported	$0.30	$0.37	$0.59	$0.69
Pro forma	$0.25	$0.36	$0.49	$0.68

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income used to compute basic earnings per share	$8,548	$10,675	$16,904	$19,801
Interest expense on convertible bonds, net of tax affect (See Note 2 (a))	(5)	183	(11)	366

Net income used to compute diluted earnings per share	$8,543	$10,858	$16,893	$20,167

Average shares of common stock outstanding used to compute basic earnings per share	26,746	26,226	26,710	26,300
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	1,948	3,336	2,077	3,045

Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,694	29,562	28,787	29,345

Income per share – Basic:

Net income per share	$0.32	$0.41	$0.63	$0.75

Weighted average common shares outstanding	26,746	26,226	26,710	26,300

Income per share – Diluted:

Net income per share	$0.30	$0.37	$0.59	$0.69

Weighted average common and common equivalent shares outstanding	28,694	29,562	28,787	29,345

* The diluted share basis for both the three and six months ended June 30, 2004 and 2003, respectively, excludes 9 and 5 shares, respectively, associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended June 30, 2004 and 2003 excludes 2,951 and 1,305 shares, respectively, and for the six months ended June 30, 2004 and 2003 excludes 2,928 and 1,595 shares, respectively, associated with the options and warrants due to their antidilutive effect.

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

OVERVIEW

We offer a bundle of local and long distance phone services to residential and small business customers in the United States. Our current business strategy is to build a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local telephone companies and to then migrate customers to our own networking platform and further increase our revenues and profitability by offering new products and services to these customers. As a result of the decision earlier this year by the U.S. Court of Appeals for the District of Columbia (discussed under “Other Matters”, below) that reversed important portions of the FCC’s orders requiring incumbent local telephone companies to provide unbundled network elements by the U.S. Court of Appeals for the District of Columbia, the FCC is in the process of creating interim and eventually final rules that govern the manner in which we purchase services from the incumbent local telephone carriers, including the unbundled network element platform. The FCC expects to complete final rules within six months of announcing interim rules. As of the date of this report, the FCC has not issued the interim rules. While the content of the interim and final rules are not known, they are likely to contain provisions that would cause our costs to significantly increase over time. These cost increases will have a negative impact on our product pricing and our ability to add new customers and thus may affect our current business strategy.

An integral element of our current business strategy is to develop our own local networking capability. Local networking would enhance our operating flexibility and provide us with an alternative to the wholesale operating platforms of the incumbent local telephone companies. During 2003, we deployed networking assets in Michigan and have provisioned over 3,500 customers to our switch from our colocation site in Southfield, Michigan as of June 30, 2004. We are currently in the process of expanding our presence in the incumbent local telephone companies’ end offices by collocating our networking equipment in these end offices to provide service over our own network to a larger existing customer base in geographic regions where we have a high density of customers. We expect to have equipment collocated and operating in at least 18 different sites by the end of 2004 or the beginning of 2005. We are in the process of automating the business processes required to provide local network-based services. In addition, we are actively exploring next generation networking opportunities with a variety of vendors in order to decrease our cost of delivering service, reduce our reliance upon the incumbent local telephone companies and provide local telephone services through new, innovative methods of delivery.

In addition, we will add new services and enhance our existing service and product offerings, as available. We believe that the addition of these new services and of enhanced services will increase our revenues and gross margins from our customers while also meeting the needs and demands of our customers and reducing our customer turnover. We launched a new dial-up internet service in June 2004, and expect to test digital subscriber line, or DSL, service in the third quarter 2004.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	48.4	46.1	49.0	48.0
General and administrative expenses	13.8	13.4	13.8	14.0
Provision for doubtful accounts	4.3	3.1	3.7	2.8
Sales and marketing expenses	16.7	12.4	16.3	11.6
Depreciation and amortization	4.6	4.7	4.7	4.8

Total costs and expenses	87.8	79.7	87.5	81.2

Operating income	12.2	20.3	12.5	18.8
Other income (expense):
Interest income	--	0.2	0.1	0.2
Interest expense	(0.4)	(2.2)	(0.6)	(2.5)
Other, net	--	0.4	--	1.4

Income before income taxes	11.8	18.7	12.0	17.9
Provision for income taxes	4.4	7.3	4.5	7.0

Net income	7.4%	11.4%	7.5%	10.9%

The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the prior year comparable fiscal period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	22.5%	20.7%	23.5%	15.6%
Costs and expenses:
Network and line costs	28.5	14.9	26.0	11.9
General and administrative expenses	26.6	(8.0)	22.1	(9.9)
Provision for doubtful accounts	69.4	3.4	62.7	(24.8)
Sales and marketing expenses	65.1	68.2	73.8	64.0
Depreciation and amortization	21.5	(1.1)	20.3	(2.1)

Total costs and expenses	35.1	14.2	33.1	9.5

Operating income	(26.6)	55.6	(17.9)	51.7
Other income (expense):
Interest income	(77.4)	97.9	(51.5)	61.7
Interest expense	(78.2)	(30.1)	(72.1)	3.0
Other, net	(100.0)	3588.9	(100.0)	(402.1)

Income before income taxes	(22.4)	85.8	(16.9)	85.0
Provision for income taxes	(26.4)	N/A	(20.6)	N/A

Net income	(19.9)%	13.4%	(14.6)	12.8%

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

Revenue. The increase in revenue for the second quarter 2004 from the second quarter 2003 was due to the increase in bundled revenue offset by a decline in long distance revenue. During 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates may adversely impact customer turnover.

The increase in bundled revenue to $99.1 million for the second quarter 2004 from $67.7 million for the second quarter 2003 was due to higher average bundled lines in 2004 as compared to 2003, partially offset by lower average monthly revenue per customer. We ended the second quarter 2004 with 672,000 billed bundled lines, compared to 443,000 at the end of the second quarter 2003 and 623,000 at the end of the first quarter 2004. Approximately 50% of the bundled lines at the end of the second quarter 2004 were in Michigan, compared to 68% at the end of the second quarter 2003, reflecting our continued efforts to market into new states. A significant increase in the costs we pay for network services from the incumbent local telephone carriers may cause us to dramatically limit the marketing of new customers in some or all states, resulting in a decline in revenues in the future.

Our long distance revenue decreased for the second quarter 2004 to $15.8 million from $26.0 million for the second quarter 2003. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue.

Network and Line Costs The increase of network and line costs for the second quarter 2004 from the second quarter 2003 is primarily due to the increase in bundled customers, partially offset by the decrease in long distance customers. The lower total network and line costs as a percentage of revenue were due primarily to lower network costs as a percentage of revenue for both the bundled and long distance products. This decrease was partially offset by a shift in our customer base to the higher cost bundled product from the lower cost long distance product and increases in network cost pricing and costs of unbundled network elements in certain states. Network and line costs exclude depreciation and amortization.

Bundled network and line costs were $49.8 million for the second quarter 2004, as compared to $32.1 million for the second quarter 2003. Long distance network and line costs were $5.8 million for the second quarter 2004, as compared to $11.2 million for the second quarter 2003. As a percentage of bundled revenue, bundled and network line costs were 50.2% for the second quarter 2004, as compared to 47.3% for the second quarter 2003. Long distance network and line costs as a percentage of long distance revenue were 36.8% for the second quarter 2004, as compared to 43.1% for the second quarter 2003. During the second quarter 2004, we recorded liabilities for network and line costs related to retroactive cost increases pending the resolution of a rate proceeding in the State of Georgia and other matters. The increase in these liabilities was partially offset by a reduction in accruals for network and line costs due to the expiration of the period to backbill us certain charges. In addition during the second quarter 2004, we received a credit of $1.3 million related to a retroactive reduction in certain switching costs for Bell South.

We structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market these higher priced products. There are several factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

•  Determinations by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, requiring us to provide services in these areas through other means, including total service resale agreements with incumbent local telephone companies, network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act and the switching facilities of other non-incumbent carriers, in any case at significantly increased costs, or to provide services over our own switching facilities, if we are able to deploy them. The U.S. Court of Appeals for the District of Columbia, on March 2, 2004, issued an order that reversed the FCC’s Triennial Review Order in part and remanded to the FCC with instructions to revise the Order in material ways that may make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas (see our discussion under "Liquidity and Capital Resources, Other Matters," below).
•  Adverse changes to the current pricing methodology mandated by the FCC for use in establishing the prices charged to us by incumbent local telephone companies for the use of their unbundled network elements. The FCC’s 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways, (see our discussion under "Liquidity and Capital Resources, Other Matters," below), clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable incumbent local telephone companies to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local telephone companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. These changes could result in material increases in prices charged to us for unbundled network elements.

•  Determinations by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.

Changes in the pricing of our service plans could also cause network and line costs as a percentage of revenue to change in the future. See our discussion under "Liquidity and Capital Resources, Other Matters," below.

General and Administrative Expenses. General and administrative expenses increased for the second quarter 2004 from the second quarter 2003 primarily due to an increase in the number of employees for customer service, information technology and our local networking initiatives to support our expanding base of bundled customers. The increase was also attributable to a new operating lease for information technology equipment.

Provision for Doubtful Accounts. The provision for doubtful accounts increased for the second quarter 2004 from the second quarter 2003. The increase in bad debt expense is primarily attributable to the increase in bundled revenue, both in total and as a percentage of total revenue. In addition, the provision for doubtful accounts as a percentage of revenues increased in the second quarter 2004 due to an insufficient number of collections personnel.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the second quarter 2004 from the second quarter 2003 is primarily attributable to increased levels of sales and marketing activity to continue our bundled sales growth. The cost of acquiring a customer has also increased. Currently, substantially all of our sales and marketing expenses relate to the bundled product.

Interest Expense. The decrease in interest expense for the second quarter 2004 from the second quarter 2003 is primarily attributable to the decrease in outstanding debt balances through repurchases of our 12% Senior Subordinated Notes during 2003 and the first quarter 2004, and our 8% Secured Convertible Notes during 2003. Interest expense in the third quarter 2004 will include an $0.8 million benefit related to the redemption of the 8% Convertible Senior Subordinated Notes prior to maturity.

Depreciation and Amortization. The increase in depreciation and amortization for the second quarter 2004 from the second quarter 2003 is primarily attributable to depreciation on costs incurred in 2003 related to our deployment of networking assets (our local switch and colocation equipment) in Michigan, and amortization of capitalized software projects completed during 2003 primarily related to the development of customer relations management software.

Other Income, Net. Other income for the second quarter 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par.

Provision for Income Taxes. The effective tax rate for the second quarter 2004 was 37.0%. The decrease in the effective tax rate reflects the impact of income tax returns filed during the first quarter 2004 for the 2003 tax year. The effective tax rate is expected to be approximately 38% for fiscal 2004 and approximately 41% for fiscal 2005. As a result of the application of net operating loss carryforwards, we currently need only pay accrued alternative minimum taxes and state income taxes; we expect net-operating losses will be fully utilized during 2006. During the second half of 2004, we expect to resolve certain tax benefits related to net operating loss carryforwards not previously recognized.

YEAR TO DATE 2004 COMPARED TO YEAR TO DATE 2003

Revenue. The increase in revenue for the year to date 2004 from the year to date 2003 was due to the increase in bundled revenue offset by a decline in long distance revenue. During 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates may adversely impact customer turnover.

The increase in bundled revenue to $190.8 million for the year to date 2004 from $127.8 million for the year to date 2003 was due to higher average bundled lines in 2004 as compared to 2003, partially offset by lower average monthly revenue per customer.

Our long distance revenue decreased for the year to date 2004 to $33.4 million from $53.8 million for the year to date 2003. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue.

Network and Line Costs. The increase of network and line costs for the year to date 2004 from the year to date 2003 is primarily due to the increase in bundled customers, partially offset by the decrease in long distance customers. The lower total network and line costs as a percentage of revenue were due primarily to lower network costs as a percentage of revenue for both the bundled and long distance products. This decrease was partially offset by a shift in our customer base to the higher cost bundled product from the lower cost long distance product and increases in network cost pricing and costs of unbundled network elements in certain states.

Bundled network and line costs were $97.1 million for the year to date 2004, as compared to $64.1 million for the year to date 2003. Long distance network and line costs were $12.7 million for the year to date 2004, as compared to $23.0 million for the year to date 2003. As a percentage of bundled revenue, bundled and network line costs were 50.9% for the year to date 2004, as compared to 50.2% for the year to date 2003. Long distance network and line costs as a percentage of long distance revenue were 38.1% for the year to date 2004, as compared to 42.8% for the year to date 2003. During the year to date 2004, we recorded liabilities for network and line costs related to retroactive cost increases pending the resolution of a rate proceeding in the State of Georgia and other matters. The increase in these liabilities was partially offset by a reduction in accruals for network and line costs due to the expiration of the period to backbill us certain charges. In addition during the second quarter 2004, we received a credit of $1.3 million related to a retroactive reduction in certain switching costs for Bell South.

General and Administrative Expenses. General and administrative expenses increased for the year to date 2004 from the year to date 2003 primarily due to an increase in the number of employees for customer service, information technology and our local networking initiatives to support our expanding base of bundled customers. The increase was also attributable to a new operating lease for information technology equipment.

Provision for Doubtful Accounts. The provision for doubtful accounts increased for the year to date 2004 from the year to date 2003. The increase in bad debt expense is primarily attributable to the increase in bundled revenue, both in total and as a percentage of total revenue. In addition, the provision for doubtful accounts as a percentage of revenues increased in the second quarter 2004 due to an insufficient number of collections personnel.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the year to date 2004 from the year to date 2003 is primarily attributable to increased levels of sales and marketing activity to continue our bundled sales growth. The cost of acquiring a customer has also increased. Currently, substantially all of our sales and marketing expenses relate to the bundled product.

Interest Expense. The decrease in interest expense for the year to date 2004 from the year to date 2003 is primarily attributable to the decrease in outstanding debt balances through repurchases of our 12% Senior Subordinated Notes during 2003 and 2004, and our 8% Secured Convertible Notes during 2003.

Depreciation and Amortization. The increase in depreciation and amortization for the year to date 2004 from the year to date 2003 is primarily attributable to depreciation on costs incurred in 2003 related to our deployment of networking assets (our local switch and colocation equipment) in Michigan, and amortization of capitalized software projects completed during 2003 primarily related to the development of customer relations management software.

Other Income, Net. Other income for the year to date 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par.

Provision for Income Taxes. The effective tax rate for the year to date 2004 was 37.3%. The decrease in the effective tax rate reflects the impact of income tax returns filed during the first quarter 2004 for the 2003 tax year.

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, capital expenditures and debt service obligations. For the second quarters 2004 and 2003, our operating activities provided net cash flow of $18.9 million and $20.5 million, respectively, which was used by us along with existing cash and cash equivalents, to reduce our outstanding debt obligations and fund capital expenditures and capitalized software development costs. As of June 30, 2004, we had $30.4 million in cash and cash equivalents and long-term debt (including current maturities) of $20.5 million, compared to $35.2 million and $48.6 million, respectively, at December 31, 2003.

Our contractual obligations as of June 30, 2004 are summarized by years to maturity as follows (in thousands):

Contractual Obligations	Total	1 year or less	2 – 3 Years	4 – 5 Years	Thereafter

Talk America Holdings, Inc.:
12% Senior Subordinated Notes due 2007 (1)	$10,730	$10,730	$--	$--	$--
8% Convertible Senior Subordinated Notes due 2007 (2)	3,648	3,648	--	--	--
5% Convertible Subordinated Notes due 2004	670	670	--	--	--

Talk America Inc. and other subsidiaries:
Capital lease obligations	2,747	1,121	1,626	--	--
Other, primarily vendor-financed computer software	2,744	1,385	1,359	--	--

	20,539	17,554	2,985	--	--

Operating leases	6,848	2,781	3,267	390	410
Carrier commitments (3)	81,650	19,250	41,600	20,800	--

Total Contractual Obligations	$109,037	$39,585	$47,852	$21,190	$410

________

(1) Reflects our June 21, 2004, notice and commitment to redeem entire remaining principal amount of these 12% Senior Subordinated Notes on August 23, 2004, and resulting change in the maturity of such principal amount to the noticed redemption date.

(2) The amount of the 8% Convertible Senior Subordinated Notes include $2.8 million of principal and $0.8 million of future accrued interest, and reflects our June 21, 2004, notice and commitment to redeem entire remaining principal amount of these notes on August 23, 2004, and resulting change in the maturity of such principal amount to the noticed redemption date.

(3) In December 2003, we entered into a new four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement, contain certain minimum usage commitments. Our contract with AT&T establishes pricing and provides for annual minimum revenue commitments based upon usage as follows: 2004 - $25 million, 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for 2004 of $3.0 million. To the extent that we are unable to meet these minimum commitments, our costs of purchasing the services under the agreement will correspondingly increase.

Cash Provided By Operating Activities. Net cash provided by operating activities was $30.8 for the year to date 2004. The major contributors to the net cash provided by operating activities in this period were:
•   Net income of $16.9 million;
•   Increases in accounts payable of $7.7 million, primarily due to increased levels of sales and marketing activity, and an increase in network and line costs primarily due to the increase in bundled customers;
•   Non-cash items of $26.8 million, including utilization of deferred tax assets of $8.9 million. The application of NOL carryforwards has limited our current payment of income taxes to cash taxes for alternative minimum taxes and state income taxes. We expect that our NOLs will be fully utilized during 2006;
•   An increase in deferred revenue of $3.6 million for advance customer billings, primarily due to the growth in bundled customers.

Partially offsetting these contributors to the net cash provided by operating activities were:
•   An increase in accounts receivable of $16.1 million due to the growth of our customer base. We generally do not have a significant concentration of credit risk with respect to net trade accounts receivable, due to the large number of end-users comprising our customer base;
•   A decrease in accrued compensation of $4.9 million due to payment of year-end performance bonuses;
•   A decrease in other current liabilities of $2.8 million primarily attributable to a decrease in accrued interest due to both lower debt levels and accrued interest payments.

For the year to date 2003, the major contributors to the net cash provided by operating activities were:
•   Net income of $19.8 million;
•   An increase in accounts payable of $2.3 million attributable to an increase in network and line costs primarily due to the increase in bundled customers;
•    Non-cash items of $22.3 million, primarily consisting of utilization of deferred tax assets of $11.6 million;
•   An increase in deferred revenue of $2.2 million for advance customer billings, primarily due to the growth in bundled customers;
•   A decrease in other assets of $1.4 million attributable to repayment of a related party loan.

Partially offsetting these contributors to the net cash provided by operating activities were:
•   An increase in accounts receivable of $11.2 million, primarily due to the continued shift in our customer base from long distance customers to local bundled customers with higher average monthly revenue per customer.
•   A decrease in accrued compensation of $1.3 million primarily due to payment of year-end performance bonuses;
•   A decrease in other current liabilities of $1.8 million primarily attributable to accrued interest payments.

Net Cash Used in Investing Activities. Net cash used in investing activities was $5.1 million during the year to date 2004, consisting of capitalized software development costs of $1.8 million and capital expenditures of $3.3 million, consisting primarily of upgrades to our information technology capabilities and build-out of our local networking platform.

In 2004, we have made application for and we plan to have equipment collocated and operating in a total of eighteen colocations by the end of 2004 and the beginning of 2005 and to continue migrating local bundled customers over to our network. In 2004, we expect to incur capital expenditures of approximately $20 to $25 million for both network and non-network assets. As a result of the FCC’s expected pronouncement of interim and final rules that are expected to adversely affect availability and pricing of various network elements and bundles thereof, including the unbundled network element platform of the local telephone carriers network, we may need to further accelerate our plans for 2005 to migrate those customers to our own networking platform and our capital expenditures would increase significantly, although there can be no assurance that we will be successful in such efforts.

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

Net cash used in investing activities was $5.6 million during the year to date 2003, consisting of capitalized software development costs of $1.4 million and capital expenditures primarily for the purchase of equipment of $4.2 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the second quarters 2004 and 2003 was $30.5 and $37.2 million, primarily attributable to debt repayment of $30.4 and $32.7 million, respectively. In addition, for the year to date 2003, pursuant to our share buyback program announced in January 2003, we purchased 1,315,789 shares for a purchase price of $5.0 million. On June 1, 2004, we announced that our Board of Directors had authorized a share buyback program for us to purchase up to $ 50 million of our outstanding shares. To date we have not purchased any shares under the program.

During the first half of 2004, we redeemed the $15 million of 12% Senior Subordinated Notes for which we had given notice in February 2004. On June 21, 2004, we noticed and committed to redeem all of the approximately $10.7 million remaining principal amount of our 12% Senior Subordinated Notes and $2.8 million remaining principal amount of our 8% Convertible Senior Subordinated Notes on August 23, 2004, with the resulting change in the maturity of such principal amounts to the noticed redemption date. In addition, in June 2004, we announced a new share buyback program to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time, in the open market and/or private transactions.

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

OTHER MATTERS

 Our provision of telecommunications services is subject to government regulation.  Recent changes in these regulations are likely to have a material adverse effect on us.  Our local telecommunications services are provided almost exclusively through the use of unbundled network elements purchased from incumbent local telephone companies, and it is primarily the availability of unbundled network elements priced by regulators at cost-based rates that has enabled us to price our local telecommunications services competitively.  FCC rules that were in effect until June 15, 2004 required incumbent local telephone companies to provide an unbundled network element platform, that includes all of the network elements required by a competitor to provide a competitive retail local telecommunications service, in most geographic areas.

Through the use of unbundled network element platforms of the incumbent local telephone company, we have been able to provide retail local telecommunications services entirely through the use of the incumbent local telephone companies' facilities at substantially lower prices than those available for resale through total service resale agreements.  However, on March 2, 2004, the U.S. Court of Appeals for the District of Columbia reversed the FCC order that adopted the rules requiring incumbent local telephone companies to provide unbundled network elements in important respects.  Among other things, the Court ruled that the FCC had improperly determined that the ability of competitive local telephone carriers such as us was impaired nationwide without access to the local switching and high capacity transport unbundled network elements, and that the FCC had erroneously delegated decision-making authority over where particular unbundled network elements must be provided to state commissions.  Accordingly, the Court of Appeals vacated important portions of the FCC's orders relating to the provision of unbundled network elements effective as of June 15, 2004, including the portions that required incumbent local telephone carriers to provide critical components of the unbundled network element platform.  Thus, although we and other carriers have appealed the Court's ruling to the U.S. Supreme Court, as of the date of this report there are no effective FCC rules that require incumbent local telephone carriers to provide the unbundled network element platform that we currently rely upon to provide our local telecommunications services and there are no rules in place requiring incumbent local telephone carriers to provide the high capacity transport unbundled network elements that we have intended to use to deploy our own switching facilities in the future.

Should the unbundled network element platform become effectively unavailable to us due to this adverse judicial ruling or otherwise, we will be unable to offer our telecommunications services as we have done in the past and will instead be required to serve customers through total service resale agreements with the incumbent local telephone companies, through the use of our own network facilities, by migrating customers onto the networks of other facilities-based competitive local telephone companies, or perhaps by purchasing critical unbundled network elements at presumably higher "just and reasonable" rates pursuant to Section 271 of the Act.  Similarly, should cost-based transport unbundled network elements become effectively unavailable to us due to this adverse judicial ruling or otherwise, our plans to deploy our own network facilities could be substantially impeded, and we could be forced to substitute the use of facilities purchased at higher special access rates or transport services purchased from other facilities-based competitive local telephone carriers.   In either event, our cost of service could rise dramatically and our plans for a service roll-out for use of our own network facilities could be delayed substantially or derailed entirely.  This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

The regional Bell telephone companies all have announced plans to continue to provide all of the unbundled network element platform until late 2004.  These announcements are non-binding, do not in all cases include high capacity transport facilities, and do not extend beyond late 2004.  In addition, FCC officials have publicly stated an intention to require incumbent local telephone companies to provide all unbundled network elements through the end of 2004, but there is no assurance that they will issue such an order or that the courts will permit it to take effect.  Even if the FCC took such action, unbundled network elements would be available to us in 2005 only at substantially higher rates, if at all, unless the FCC takes additional action to promulgate new permanent rules requiring incumbent local telephone companies to provide unbundled network elements at cost-based rates.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts for 2003 have been reclassified to conform to the current year presentation. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, goodwill and intangible assets, income taxes, sales taxes, network and line costs, contingencies and litigation. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In March 2004, the Emerging Issues Task Force ("EITF") issued EITF 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings per Share” This issue addresses the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The provisions of EITF 03-6 are not expected to have a material effect on the Company’s method and presentation with respect to earnings per share.

Additional information about these critical accounting policies may by found in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading Critical Accounting Policies.

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

Item 4. Controls and Procedures

As of June 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders was held on May 19, 2004.  Two proposals were voted upon at the meeting: (1) the election of two directors and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as the independent certified public accountants for 2004.  The votes for each proposal were as follows:

   For the election of Gabriel Battista as director, there were 17,597,685 votes cast for, 0 votes cast against and 4,150,601 abstentions and broker non-votes.

   For the election of Ronald R. Thoma as director, there were 20,835,661 votes cast for, 0 votes cast against and 912,625 abstentions and broker non-votes.

   For the ratification of PricewaterhouseCoopers LLP as independent auditors, there were 21,636,442 votes cast for, 85,924 votes cast against and 25,920 abstentions and broker non-votes.

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

(b) Reports on Form 8-K.

The following Current Reports on Form 8-K were filed by us during the three months ended June 30, 2004:

1.   Current Report on Form 8-K dated June 1, 2004, reporting the authorization of our share buyback program of $50 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALK AMERICA HOLDINGS, INC.

Date: August 3, 2004	By: /s/ Gabriel Battista Gabriel Battista Executive Chairman of the Board of Directors and Director (Principal Executive Officer)

Date: August 3, 2004	By: /s/ David G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2004	By: /s/ Thomas M. Walsh Thomas M. Walsh Senior Vice President - Finance (Principal Accounting Officer)

