Form 10-Q
period 2004-09-30
TALK AMERICA HOLDINGS INC
filed 2004-11-09
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

26,978,275 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of November 2, 2004.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	2

Consolidated Balance Sheets - September 30, 2004 and December 31, 2003 (unaudited)	3

Consolidated Statements of Stockholders' Equity - Nine Months Ended September 30, 2004 (unaudited)	4

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2003 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosure About Market Risk	18

Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 6. Exhibits	19

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$120,537	$99,929	$344,739	$281,520

Costs and expenses:
Network and line costs, excluding depreciation and amortization (see below)	60,251	46,033	170,057	133,185
General and administrative expenses	15,934	14,236	46,987	39,664
Provision for doubtful accounts	5,728	3,444	14,054	8,561
Sales and marketing expenses	19,318	14,146	55,806	35,146
Depreciation and amortization	5,442	4,450	15,895	13,138
Total costs and expenses	106,673	82,309	302,799	229,694

Operating income	13,864	17,620	41,940	51,826
Other income (expense):
Interest income	61	42	204	337
Interest expense	561	(1,560)	(698)	(6,066)
Other income, net	--	4	--	2,469
Income before provision for income taxes	14,486	16,106	41,446	48,566
Provision (benefit) for income taxes	5,339	(35,460)	15,395	(22,801)

Net income	$9,147	$51,566	$26,051	$71,367

Income per share - Basic:
Net income per share	$0.34	$1.96	$0.97	$2.71

Weighted average common shares outstanding	26,974	26,367	26,799	26,325

Income per share - Diluted:
Net income per share	$0.32	$1.74	$0.91	$2.45

Weighted average common and common equivalent shares outstanding	28,212	29,761	28,482	29,337

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$29,354	$35,242
Accounts receivable, trade (net of allowance for uncollectible accounts of $14,304 and $9,414 at September 30, 2004 and December 31, 2003, respectively)	48,876	40,321
Deferred income taxes	27,723	24,605
Prepaid expenses and other current assets	7,967	5,427
Total current assets	113,920	105,595

Property and equipment, net	66,643	68,069
Goodwill	19,503	19,503
Intangibles, net	2,533	4,666
Deferred income taxes	24,733	40,543
Other assets	8,499	7,547
	$235,831	$245,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,678	$35,296
Sales, use and excise taxes	14,596	14,551
Deferred revenue	15,588	10,873
Current portion of long-term debt	3,188	16,806
Accrued compensation	4,658	9,888
Other current liabilities	5,069	7,027
Total current liabilities	86,777	94,441

Long-term debt	2,352	31,791

Deferred income taxes	19,507	19,904

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,976,075 and 26,662,952 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	283	280
Additional paid-in capital	356,201	354,847
Accumulated deficit	(224,289)	(250,340)
Treasury stock - $.01 par value, 1,315,789 shares at September 30, 2004 and December 31, 2003, respectively	(5,000)	(5,000)
Total stockholders' equity	127,195	99,787
	$235,831	$245,923

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balances, December 31, 2003	27,979	$280	$354,847	$(250,340)	1,316	$(5,000)	$99,787

Net income	--	--	--	26,051	--	--	26,051
Income tax benefit related to exercise of common stock options	--	--	784	--	--	--	784
Change in terms of employee stock options	--	--	9	--	--	--	9
Exercise of common stock options	313	3	561	--	--	--	564
Balances, September 30, 2004	28,292	$283	$356,201	$(224,289)	1,316	$(5,000)	$127,195

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$26,051	$71,367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	14,054	8,561
Depreciation and amortization	15,895	13,138
Loss on sale and retirement of assets	--	16
Non-cash compensation	9	--
Non-cash interest and amortization of accrued interest liabilities	(956)	(195)
Gain from extinguishment of debt	--	(2,476)
Deferred income taxes	13,079	(24,224)
Changes in assets and liabilities:
Accounts receivable, trade	(22,609)	(17,495)
Prepaid expenses and other current assets	(1,979)	(1,786)
Other assets	(17)	1,404
Accounts payable	8,382	3,555
Sales, use and excise taxes	45	2,364
Deferred revenue	4,715	3,317
Accrued compensation	(5,230)	2,304
Other current liabilities	(1,958)	(4,134)
Net cash provided by operating activities	49,481	55,716

Cash flows from investing activities:
Capital expenditures	(8,053)	(9,166)
Capitalized software development costs	(2,673)	(2,038)
Net cash used in investing activities	(10,726)	(11,204)

Cash flows from financing activities:
Payments of borrowings	(44,258)	(38,672)
Payments of capital lease obligations	(949)	(46)
Proceeds from exercise of options	564	750
Purchase of treasury stock	--	(5,000)
Net cash used in financing activities	(44,643)	(42,968)

Net increase (decrease) in cash and cash equivalents	(5,888)	1,544
Cash and cash equivalents, beginning of period	35,242	33,588
Cash and cash equivalents, end of period	$29,354	$35,132

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

The consolidated financial statements and related notes thereto as of September 30, 2004 and for the three and nine months ended September 30, 2004 and September 30, 2003 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2003 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended by our Form 10-K/A. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(b) Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that would likely negatively affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:
  Dependence on the availability and functionality of the networks of the incumbent local telephone carriers as they relate to the unbundled network element platform.
  Outcomes unfavorable to us of the FCC’s rule-making process and of pending litigation with regard to the availability and pricing of various network elements and bundles thereof.
  Additional changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing.
  Increased price competition in telecommunication services, including bundled services of local and long distance.
  Unanticipated delays, costs and technical difficulties in developing, deploying and operating our own local networking capability, including our potential inability to acquire and successfully utilize certain of those technologies that will permit us to reduce our reliance on the incumbent local telephone companies and profitably provide local telephone service through new methods of delivery.
Further negative developments in these areas would likely have a material adverse effect on our business prospects, financial condition and results of operations. See "Other Matters."

NOTE 2. DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	September 30, 2004	December 31, 2003

12% Senior Subordinated Notes Due 2007	$--	$40,730
8% Convertible Senior Subordinated Notes Due 2007 (1)	--	3,778
5% Convertible Subordinated Notes Due 2004	670	670
Other, primarily vendor-financed computer software	2,401	--
Capital lease obligations	2,469	3,419
Total long-term debt and capital lease obligations	5,540	48,597
Less: current maturities	3,188	16,806
Total long-term debt and capital lease obligations, excluding current maturities	$2,352	$31,791

(1) Includes future accrued interest of $1.0 million as of December 31, 2003.

(a)     12% Senior Subordinated Notes Due 2007 and 8% Convertible Senior Subordinated Notes Due 2007

On August 23, 2004, we redeemed the remaining principal amounts of our 12% Senior Subordinated Notes and our 8% Convertible Senior Subordinated Notes. The redemption of the 8% Convertible Senior Subordinated Notes prior to maturity resulted in recording $0.8 million of future accrued interest benefit as an offset to interest expense.

(b)    5% Convertible Subordinated Notes Due 2004

As of September 30, 2004, we had $0.7 million principal amount outstanding of our 5% Convertible Subordinated Notes that mature on December 15, 2004. The notes are convertible, at the option of the holder, at a conversion price of $76.14 per share. The 5% Convertible Subordinated Notes are redeemable, in whole or in part at our option, at 100.71% of par.

(c)     Other

In 2004, we entered into a vendor-financed computer software purchase agreement for upgrades to our database management systems. Approximately $2.4 million was outstanding under this agreement at September 30, 2004. Total assets under this purchase agreement are approximately $2.9 million as of September 30, 2004, consisting of a perpetual software license agreement of approximately $2.5 million and a one-year vendor maintenance agreement of approximately $0.4 million. The agreement is repayable in 12 quarterly installments through March 2007, which includes interest based on an annual percentage rate of approximately 3% and annual maintenance agreement renewals.

(d)     Capital Leases

During 2003, we entered into a non-cancelable capital lease agreement for upgrades to our customer data storage equipment. Total debt of approximately $2.5 million and $3.4 million was outstanding under this agreement at September 30, 2004 and December 31, 2003, respectively. Total assets, net of accumulated depreciation, under this lease agreement are approximately $2.8 million and $3.4 million as of September 30, 2004 and December 31, 2003, respectively. The lease is repayable in monthly installments through December 2006, which includes interest based on an annual percentage rate of approximately 2%.

NOTE 3. COMMITMENTS AND CONTINGENCIES

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services (including matters involving do not call regulations), as well as certain legal actions and regulatory matters arising in the ordinary course of business. During the first quarter of 2003, we were made aware that AOL agreed to settle a class action case for approximately $10 million; the claims in the case allegedly relate to marketing activities conducted pursuant to the former telecommunications marketing agreement, between us and AOL. At the time of the settlement agreement, AOL asserted that we are required to indemnify AOL in this matter under the terms of the marketing agreement and advised that it will seek such indemnification from us. We believe that we do not have an obligation to indemnify AOL in this matter and that any claim by AOL for this indemnification would be without merit. We have received no further information regarding this matter and it is our intention, if AOL initiates a claim for indemnification under the marketing agreement, to defend against the claim vigorously. We believe that the ultimate outcome of the foregoing actions will not result in a liability that would have a material adverse effect on our financial condition or results of operations.

In December 2003, we entered into a new four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement, contain certain minimum usage commitments. Our contract with AT&T establishes pricing and provides for annual minimum commitments based upon usage as follows: 2004 - $25 million, 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for 2004 of $3.0 million. While we anticipate that we will not be required to make any shortfall payments under these contracts as a result of the restructuring of these obligations, there can be no assurances that we will be successful in our efforts. To the extent that we are unable to meet these minimum commitments, our costs of purchasing the services under the agreement will correspondingly increase.

NOTE 4. STOCK-BASED COMPENSATION

We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." The following disclosure complies with the adoption of this statement and includes pro forma net income as if the fair value based method of accounting had been applied (in thousands except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$9,147	$51,566	$26,051	$71,367
Add: Stock-based employee compensation expense included in reported net income	--	--	9	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	1,467	304	4,428	867
Pro forma net income	$7,680	$51,262	$21,632	$70,500

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
As reported	$0.34	$1.96	$0.97	$2.71
Pro forma	$0.28	$1.94	$0.81	$2.68
Diluted earnings per share:
As reported	$0.32	$1.74	$0.91	$2.45
Pro forma	$0.28	$1.75	$0.77	$2.46

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income used to compute basic earnings per share	$9,147	$51,566	$26,051	$71,367
Interest expense on convertible bonds, net of tax affect (See Note 2 (a))	--	152	--	455
Net income used to compute diluted earnings per share	$9,147	$51,718	$26,051	$71,822

Average shares of common stock outstanding used to compute basic earnings per share	26,974	26,367	26,799	26,325
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	1,238	3,394	1,683	3,012
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,212	29,761	28,482	29,337

Income per share - Basic:
Net income per share	$0.34	$1.96	$0.97	$2.71

Weighted average common shares	26,974	26,367	26,799	26,325

Income per share - Diluted:
Net income per share	$0.32	$1.74	$0.91	$2.45

Weighted average common and common equivalent shares outstanding	28,212	29,761	28,482	29,337

* The diluted share basis for both the three and nine months ended September 30, 2004 and 2003, respectively, excludes 9 shares, respectively, associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended September 30, 2004 and 2003 excludes 3,400 and 1,204 shares, respectively, and for the nine months ended September 30, 2004 and 2003 excludes 2,933 and 1,288 shares, respectively, associated with the options and warrants due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004 and any subsequent filings. Certain of the statements contained herein may be considered "forward-looking statements" for purposes of the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our management’s current expectations or plans for our future operating and financial performance, based on our current expectations and assumptions currently believed to be valid. For these statements, we claim protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words or phrases, including, but not limited to, "believes," "estimates," "expects," "expected," "anticipates," "anticipated," "plans," "strategy," "target," "prospects" and other words of similar meaning in connection with a discussion of future operating or financial performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

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

OVERVIEW

We offer a bundle of local and long distance phone services to residential and small business customers in the United States. We have built a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local telephone companies and plan to migrate customers to our own networking platform, where feasible, and further increase our revenues and profitability by offering new products and services to these customers. As a result of significant changes to the FCC rules that require incumbent local telephone companies to provide unbundled network elements to us (discussed under "Other Matters," below), the wholesale rates that we are charged in order to provide our services will most likely increase significantly in 2005 and over time. These cost increases will likely lead to increases in our product pricing and inhibit our ability to add new customers. The FCC has established interim rules that make unbundled network elements available to us on a grandfathered basis until March 2005 and we currently plan to continue to market our services and to build our base of bundled customers through such date. However, in the event that either the FCC’s final rules provide for an earlier date where our pricing from the incumbent local telephone companies significantly increases, as contemplated in the interim rules, or we have knowledge regarding such an increase in price, we expect to reduce our efforts to increase subscriber growth and focus on markets with potential for networking, as described below.

An integral element of our current business strategy is to develop our own local networking capability. Local networking would enhance our operating flexibility and provide us with an alternative to the wholesale operating platforms of the incumbent local telephone companies. Beginning in 2003, we deployed networking assets in Michigan and, as of September 30, 2004, we had approximately 10,000 bundled lines on our Michigan network. We are continuing the expansion of our network by colocating our networking equipment in the incumbent local telephone companies’ end offices to provide service over our own network to a larger existing customer base in geographic regions where we have a high density of customers. As a result of the significant changes in the regulatory environment, we have accelerated our networking initiatives and by the end of 2005 we expect to have 150,000 bundled lines on our network in Michigan, although some of the regulatory changes could also impede this deployment (discussed under "Other Matters," below). We also continue to automate the business processes required to provide local network-based services. In addition, we are actively exploring next generation networking opportunities with a variety of vendors in order to decrease our cost of delivering service, reduce our reliance upon the incumbent local telephone companies and provide local telephone services through new, innovative methods of delivery.  However, we have not previously developed, deployed or operated a local network of our own and of this scale and there can be no assurance that we shall be able successfully to do so and thereafter profitably provide local telephone services through such a network.

We will continue to add new services and enhance our existing service and product offerings, as available. We believe that the addition of these new services and of enhanced services will increase our revenues and gross margins from our customers while also meeting the needs and demands of our customers and reducing our customer turnover. We launched a new dial-up internet service in June 2004, and began testing digital subscriber line, or DSL, service in the third quarter 2004.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	50.0	46.1	49.3	47.3
General and administrative expenses	13.2	14.2	13.6	14.1
Provision for doubtful accounts	4.8	3.4	4.1	3.0
Sales and marketing expenses	16.0	14.2	16.2	12.5
Depreciation and amortization	4.5	4.5	4.6	4.7
Total costs and expenses	88.5	82.4	87.8	81.6
Operating income	11.5	17.6	12.2	18.4
Other income (expense):
Interest income	--	--	0.1	0.1
Interest expense	0.5	(1.5)	(0.2)	(2.2)
Other, net	--	--	--	0.9
Income before income taxes	12.0	16.1	12.1	17.2
Provision (benefit) for income taxes	4.4	(35.5)	4.5	(8.1)
Net income	7.6%	51.6%	7.6%	25.3%

    The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the prior year comparable fiscal period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	20.6%	26.3%	22.5%	19.2%
Costs and expenses:
Network and line costs	30.9	21.8	27.7	15.2
General and administrative expenses	11.9	19.1	18.5	(1.3)
Provision for doubtful accounts	66.3	57.3	64.2	(4.9)
Sales and marketing expenses	36.6	107.1	58.8	79.0
Depreciation and amortization	22.3	(3.5)	21.0	(2.6)
Total costs and expenses	29.6	29.9	31.8	16.0
Operating income	(21.3)	11.9	(19.1)	35.3
Other income (expense):
Interest income	45.2	(86.0)	(39.5)	(30.1)
Interest expense	(136.0)	(39.3)	(88.5)	(12.6)
Other, net	(100.0)	103.8	(100.0)	367.8
Income before income taxes	(10.1)	20.4	(14.7)	57.0
Provision for income taxes	115.1	--	167.5	--
Net income	(82.3)%	285.5%	(63.5)%	130.8%

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

Revenue. The increase in revenue for the third quarter 2004 from the third quarter 2003 was due to an increase in bundled revenue offset by a decline in long distance revenue. During 2004, we have increased certain fees and rates related to our various telecommunications products and such changes in rates may adversely impact customer turnover.

Bundled revenue increased to $105.2 million for the third quarter 2004 from $72.4 million for the third quarter 2003 due to higher average bundled lines in 2004 as compared to 2003, partially offset by lower average monthly revenue per customer. We ended the third quarter 2004 with 683,000 billed bundled lines, compared to 495,000 at the end of the third quarter 2003 and 672,000 at the end of the second quarter 2004. Approximately 49% of the bundled lines at the end of the third quarter 2004 were in Michigan, compared to 64.8% at the end of the third quarter 2003, reflecting our continued efforts to market into other states. Should there be a significant increase in the costs we pay for network services from the incumbent local telephone carriers  (see discussion in "Other Matters," below) we likely will have to (i) dramatically limit the marketing of new customers in some or all states, resulting in a decline in revenues in the future, and (ii) raise prices to customers resulting in our products being less attractively priced or less competitive when compared to the incumbents.

Our long distance revenue decreased for the third quarter 2004 to $15.4 million from $27.5 million for the third quarter 2003. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in the number of long distance customers and the amount of revenue, although the effect on 2004 and 2003 revenue of the decline in the number of customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in the number of long distance customers and the amount of revenues to continue.

Network and Line Costs. The increase of network and line costs for the third quarter 2004 from the third quarter 2003 is primarily due to the growth in customer lines. As a percentage of revenue, network and line costs were greater in the third quarter 2004 than the third quarter 2003 due to the shift in customer mix from the lower cost long distance product to the higher cost bundled product, as well as increases in network cost pricing and costs of unbundled network elements in certain states. Network and line costs as a percentage of revenue in the third quarter 2004 reflected the benefit of a net reduction in accruals for network and line costs of approximately $2 million, primarily due to the expiration of backbilling periods and the favorable resolution of certain accrued expenses. Network and line costs exclude depreciation and amortization.

We seek to structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market these higher priced products. In addition, there are several factors that could cause our network and line costs as a percentage of revenue to increase in the future, including, without limitation:

         Determinations by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, requiring us to provide services in these areas through other means, including total service resale agreements with incumbent local telephone companies, purchase of special access services or network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act, in any case at significantly increased costs, or to provide services over our own switching facilities, if we are able to deploy them. The U.S. Court of Appeals for the District of Columbia, on March 2, 2004, issued an order that reversed the FCC’s Triennial Review Order in part and remanded to the FCC with instructions to revise the Order in material ways that may make unbundled switching, other unbundled network elements and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas (see our discussion under "Liquidity and Capital Resources, Other Matters," below).
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
Changes in the pricing of our service plans could also cause network and line costs as a percentage of revenue to change in the future. See our discussion under "Other Matters," below.

General and Administrative Expenses. General and administrative expenses increased for the third quarter 2004 from the third quarter 2003 primarily due to an increase in the number of employees for customer service, information technology and our local networking initiatives to support our expanding base of bundled customers. The increase was also attributable to a new operating lease for information technology equipment.

Provision for Doubtful Accounts. The provision for doubtful accounts as a percentage of total revenue increased for the third quarter 2004 from the third quarter 2003 due to reduced employee collection hours as a result of several hurricanes near our Florida customer service centers, changes in the states where we have customers and the decision to test new credit methodologies in an effort to expand addressable markets.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the third quarter 2004 from the third quarter 2003 is attributable to increased levels of sales and marketing activity to continue our bundled line growth. In addition, the cost of acquiring a customer has also increased in 2004. Currently, substantially all of our sales and marketing expenses relate to the bundled product. We currently plan to continue to market our services and to build our base of bundled customers through March 2005 or until such time as we determine that our pricing from the incumbent local telephone companies significantly increase, at which point we expect to reduce our efforts to increase subscriber growth and to focus on markets with potential for networking. We also expect sales and marketing expense to decline in 2005 as we limit our customer growth efforts to markets in which we have or expect to have our own networking facilities.

Interest Expense. The decrease in interest expense for the third quarter 2004 from the third quarter 2003 is primarily attributable to the decrease in outstanding debt balances. Interest expense in the third quarter 2004 also included a benefit of $0.8 million related to the redemption of the 8% Convertible Senior Subordinated Notes prior to maturity.

Depreciation and Amortization. The increase in depreciation and amortization for the third quarter 2004 from the third quarter 2003 is primarily attributable to depreciation on costs incurred in 2003 related to our deployment of networking assets (our local switch and colocation equipment) in Michigan, and amortization of capitalized software projects completed during 2003 primarily related to the development of customer relations management software.

Other Income, Net. Other income for the third quarter 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par.

Provision for Income Taxes. The effective tax rate for the third quarter 2004 was 36.9%. The effective tax rate is expected to be approximately 37.1% for fiscal 2004 and approximately 41% for fiscal 2005. As a result of the application of net operating loss carryforwards, we currently expect to pay accrued alternative minimum taxes and state income taxes; we expect net-operating losses will be fully utilized during 2006.

YEAR TO DATE 2004 COMPARED TO YEAR TO DATE 2003

Revenue. The increase in revenue for the year to date 2004 from the year to date 2003 was due to an increase in bundled revenue offset by a decline in long distance revenue. During 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates may adversely impact customer turnover.

Bundled revenue increased to $296.0 million for the year to date 2004 from $200.2 million for the year to date 2003 due to higher average bundled lines in 2004, as compared to 2003, partially offset by lower average monthly revenue per customer.

Our long distance revenue decreased for the year to date 2004 to $48.8 million from $81.3 million for the year to date 2003. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in the number of long distance customers and the amount of revenue, although the effect on 2004 and 2003 revenue of the decline in the number of customers was offset partially by an increase in average monthly revenue per customer due to price increases.

Network and Line Costs. The increase of network and line costs for the year to date 2004 from the year to date 2003 is primarily due to the growth in customer lines. As a percentage of revenue, network and line costs were greater in the year to date 2004 than the year to date 2003 due to the shift in customer mix from the lower cost long distance product to the higher cost bundled product, as well as increases in network cost pricing and costs of unbundled network elements in certain states. Network and line costs as a percentage of revenue in the year to date 2004 reflected the benefit of a net reduction in accruals for network and line costs of approximately $1.0 million primarily due to the expiration of backbilling periods and the favorable resolution of certain accrued expenses. Network and line costs exclude depreciation and amortization.

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

Provision for Doubtful Accounts. The provision for doubtful accounts as a percentage of total revenue increased for the year to date 2004 from the year to date 2003 due to reduced employee collection hours as a result of several hurricanes near our Florida customer service centers, changes in the states where we have customers and the decision to test new credit methodologies in an effort to expand addressable markets.

Sales and Marketing Expenses. The increase in sales and marketing expenses for the year to date 2004 from the year to date 2003 is primarily attributable to increased levels of sales and marketing activity to continue our bundled sales growth. The cost of acquiring a customer has also increased in 2004. Currently, substantially all of our sales and marketing expenses relate to the bundled product.

Interest Expense. The decrease in interest expense for the year to date 2004 from the year to date 2003 is primarily attributable to the decrease in outstanding debt balances.

Depreciation and Amortization. The increase in depreciation and amortization for the year to date 2004 from the year to date 2003 is primarily attributable to depreciation on costs incurred in 2003 related to our deployment of networking assets (our local switch and colocation equipment) in Michigan and amortization of capitalized software projects completed during 2003 primarily related to the development of customer relations management software.

Other Income, Net. Other income for the year to date 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par.

Provision for Income Taxes. The effective tax rate for the year to date 2004 was 37.1%. The decrease in the effective tax rate reflects the impact of income tax returns filed during the first quarter 2004 for the 2003 tax year.

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, capital expenditures and debt service obligations. For the third quarters 2004 and 2003, our operating activities provided net cash flow of $49.5 million and $55.7 million, respectively, which was used by us along with existing cash and cash equivalents, to reduce our outstanding debt obligations and fund capital expenditures and capitalized software development costs. As of September 30, 2004, we had $29.4 million in cash and cash equivalents and long-term debt (including current maturities) of $5.5 million, compared to $35.2 million and $48.6 million, respectively, at December 31, 2003.

Our contractual obligations as of September 30, 2004 are summarized by years to maturity as follows (in thousands):

Contractual Obligations	Total	1 year or less	2 - 3 Years	4 - 5 Years	Thereafter

Talk America Holdings, Inc.:
5% Convertible Subordinated Notes due 2004	670	670	--	--	--

Talk America Inc. and other subsidiaries:
Capital lease obligations	2,469	1,127	1,342	--	--
Other, primarily vendor-financed computer software	2,401	1,391	1,010	--	--
	5,540	3,188	2,352	--	--

Operating leases	6,766	3,009	3,022	360	375
Carrier commitments (1)	81,650	19,250	41,600	20,800	--

Total Contractual Obligations	$93,956	$25,447	$46,974	$21,160	$375
________

(1) In December 2003, we entered into a new four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement, contain certain minimum usage commitments. Our contract with AT&T establishes pricing and provides for annual minimum commitments based upon usage as follows: 2004 - $25 million, 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. A separate contract with a different vendor establishes pricing and provides for annual minimum payments for 2004 of $3.0 million. While we anticipate that we will not be required to make any shortfall payments under these contracts as a result of the restructuring of these obligations, there can be no assurances that we will be successful in our efforts. To the extent that we are unable to meet these minimum commitments, our costs of purchasing the services under the agreement will correspondingly increase.

Cash Provided By Operating Activities. Net cash provided by operating activities was $49.5 million for the year to date 2004. The major contributors to the net cash provided by operating activities in this period were:
  Net income of $26.1 million;
  Increases in accounts payable of $8.4 million, primarily due to increased levels of sales and marketing activity, and an increase in network and line costs primarily due to the increase in bundled customers;
  Non-cash items of $42.1 million, including utilization of deferred tax assets of $13.1 million. The application of NOL carryforwards has limited our current payment of income taxes to cash taxes for alternative minimum taxes and state income taxes. We expect that our NOLs will be fully utilized during 2006; and
  An increase in deferred revenue of $4.7 million for advance customer billings, primarily due to the growth in bundled customers.
Partially offsetting these contributors to the net 2004 cash provided by operating activities were:
  An increase in accounts receivable of $22.6 million primarily due to the growth of our customer base and also due to reduced employee collection hours as a result of several hurricanes near our Florida customer service centers;
  A decrease in accrued compensation of $5.2 million due to payment of year-end performance bonuses; and
  A decrease in other current liabilities of $2.0 million primarily attributable to a decrease in accrued interest due to both lower debt levels and accrued interest payments.

For the year to date 2003, the major contributors to the $55.7 million net cash provided by operating activities were:
  Net income of $71.4 million;
  An increase in accounts payable of $3.6 million attributable to an increase in network and line costs primarily due to the increase in bundled customers;
  An increase in deferred revenue of $3.3 million for advance customer billings, primarily due to the growth in bundled customers; and
  A decrease in other assets of $1.4 million attributable to repayment of a related party loan.
Partially offsetting these contributors to the 2003 net cash provided by operating activities were:
  An increase in accounts receivable of $17.5 million, primarily due to the continued shift in our customer base from long distance customers to local bundled customers with higher average monthly revenue per customer;
  Non-cash items of $5.2 million, primarily consisting of reduction of deferred tax asset reserves of $24.2 million; and
  A decrease in other current liabilities of $4.1 million primarily attributable to accrued interest payments.

Net Cash Used in Investing Activities. Net cash used in investing activities was $10.7 million during the year to date 2004, consisting of capitalized software development costs of $2.7 million and capital expenditures of $8.0 million, consisting primarily of upgrades to our information technology capabilities and build-out of our local networking platform. Net cash used in investing activities was $11.2 million during the year to date 2003, consisting of capitalized software development costs of $2.0 million and capital expenditures primarily for the purchase of equipment of $9.2 million.

We currently plan to continue to market our services and to build our base of bundled customers through March 2005 or until such time as we determine that our pricing from the incumbent local telephone companies significantly increase, at which point we expect to reduce our efforts to increase subscriber growth and to focus on markets with potential for networking.

In 2004, we expect to incur capital expenditures of approximately $12 to $15 million for both network and non-network assets. The FCC is considering whether incumbent local telephone companies should continue to be required to provide all or some unbundled network elements to competitive carriers, and we believe that it is likely that the proceeding will result in the elimination of our existing right to purchase some or all unbundled network elements that we currently rely upon to provide services to our customers. The FCC has established interim rules that make unbundled network elements available on a grandfathered basis until March 2005. If the FCC does not promulgate new rules prior to the expiration of these interim rules, our cost of service would increase substantially, and we may need to further accelerate our plans for 2005 to migrate those customers to our own networking platform and our capital expenditures would increase significantly, although there can be no assurance that we will be successful in such efforts. We expect to spend approximately $30 million in 2005 for the buildout of the Michigan networking facilities.  However, we have not previously developed and deployed a local network of our own and of this scale and there can be no assurance that we will not encounter unanticipated costs in acquiring the assets necessary for such networking capability and its operation or in deploying the new network.

Capitalized software development costs consist of direct development costs associated with internal-use computer software, including  payroll costs for employees devoting time to the software projects. In 2003, capitalized software development costs totaled $2.7 million and were primarily related to the development of customer relations management software. We expect software development costs in 2005 to be consistent with 2004 as we continue to develop the integrated information systems required to provide local switch-based service.

       Net Cash Used in Financing Activities. Net cash used in financing activities for the year to date 2004 and 2003 was $44.6 million and $43.0 million, respectively, primarily attributable to debt repayments of $44.3 million and $38.7 million in 2004 and 2003, respectively. In addition, for the year to date 2003, pursuant to our former share buyback program announced in January 2003, we purchased 1,315,789 shares for a purchase price of $5.0 million. On June 1, 2004, we announced that our Board of Directors had authorized a share buyback program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time, in the open market and/or private transactions. To date we have not purchased any shares under this program.

During 2004, we redeemed $40.7 million of our 12% Senior Subordinated Notes, and $2.8 million of our 8% Convertible Senior Subordinated Notes, respectively, representing the respective entire principal amounts outstanding as of December 31, 2003.

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

OTHER MATTERS

   Our provision of telecommunications services is subject to government regulation.  FCC rules that were in effect until June 15, 2004 required incumbent local telephone companies to provide to competitive local telephone carriers, such as we are, in most geographic areas, an unbundled network element platform, which includes all of the network elements required by a competitor to provide a competitive retail local telecommunications service, including local switching (for use in serving mass market customers) and high capacity transport unbundled network elements.

To date, our local telecommunications services have been provided almost exclusively through the use of unbundled network elements purchased from incumbent local telephone companies that were made available to us pursuant to these FCC rules. It is primarily the availability of these unbundled network elements from the incumbent local telephone companies' facilities at substantially lower prices than those available for resale through total service resale agreements that has enabled us to price our local telecommunications services competitively.

On March 2, 2004, the U.S. Court of Appeals for the District of Columbia reversed the FCC order that adopted the rules requiring incumbent local telephone companies to provide unbundled network elements in important respects.  Among other things, the Court ruled that the FCC had improperly determined that the ability of competitive local telephone carriers to provide telecommunications services was impaired nationwide without access to the local switching and high capacity transport unbundled network elements, and that the FCC had erroneously delegated to state commissions decision-making authority over where particular unbundled network elements must be provided.  Accordingly, the Court of Appeals vacated important portions of the FCC's orders relating to the provision of unbundled network elements effective as of June 15, 2004, including the portions that required incumbent local telephone carriers to provide critical components of the unbundled network element platform.

In response to the Court’s decision, the FCC adopted interim rules that grandfathered competitive carriers, such as we are, and enabled us to continue until March 2005 to order all unbundled network elements that were available to us under interconnection agreements that were in effect as of June 15, 2004. After that date, we will not be able to order any of the unbundled networks elements vacated by the Court unless the FCC adopts replacement rules creating such a right. The FCC is also currently considering whether to require the incumbent local telephone companies to continue providing to competitive carriers the local switching, high capacity loop and high capacity dedicated transport elements. We cannot predict whether the FCC will complete work on the proceeding prior to the expiration of its interim rules in March 2005, or if so, whether the FCC will promulgate rules that would entitle us to continue ordering the network elements that we currently use.

In addition, the incumbent telephone companies have appealed the FCC’s interim network element rules, and have petitioned the Court to issue a mandamus order to set them aside. The Court has held this petition in abeyance, but invited interested parties to supplement their requests on or before January 4, 2005. Thus, the Court could set aside the interim rules before March 2005.

Should the unbundled network element platform become effectively unavailable to us, we will be unable to offer our telecommunications services as we have done in the past and will instead be required to serve customers by other means, including through total service resale agreements with the incumbent local telephone companies, through the use of our own network facilities, by migrating customers onto the networks of other facilities-based competitive local telephone companies or by purchasing critical unbundled network elements at "just and reasonable" rates pursuant to Section 271 of the Act, which presumably will be higher than the rates currently available to us.  Similarly, should cost-based transport unbundled network elements become effectively unavailable to us, our plans to deploy our own network facilities could be substantially impeded, and we could be forced to use other means to effect this deployment, including the use of facilities purchased at higher special access rates or transport services purchased from other facilities-based competitive local telephone carriers.   In either event, our cost of service could rise dramatically and our plans for a service roll-out for use of our own network facilities could be delayed substantially or derailed entirely.  This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

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

Additional information about these critical accounting policies may by found in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004, and in our subsequently filed Quarterly Reports on Form 10-Q, in each case in Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading Critical Accounting Policies.

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

Item 4. Controls and Procedures

As of September 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits

Exhibits

10.1	Employment Agreement with David G. Zahka dated July 30, 2004 (filed herewith).*

10.2	Employment Agreement with Warren Brasselle dated July 30, 2004 (filed herewith).*

10.3	Employment Agreement with Jeffrey Earhart dated July 30, 2004 (filed herewith).*

10.4	Employment Agreement with Aloysius T. Lawn, IV dated July 30, 2004 (filed herewith).*

31.1	Rule 13a-14(a) Certifications of Gabriel Battista (filed herewith).

31.2	Rule 13a-14(a) Certifications of Edward B. Meyercord, III (filed herewith).

31.3	Rule 13a-14(a) Certifications of David G. Zahka (filed herewith).

32.1	Certification of Gabriel Battista Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

32.2	Certification of Edward B. Meyercord, III Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

32.3	Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALK AMERICA HOLDINGS, INC.

Date: November 9, 2004	By: /s/ Gabriel Battista Gabriel Battista Executive Chairman of the Board of Directors and Director (Principal Executive Officer)

Date: November 9, 2004	By: /s/ David G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2004	By: /s/ Thomas M. Walsh Thomas M. Walsh Senior Vice President - Finance (Principal Accounting Officer)

