Form 10-K
TALK AMERICA HOLDINGS INC
filed 2005-03-16
CIK 948545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the high and low prices of the common stock on June 30, 2004 of $7.73 per share as reported on the Nasdaq National Market, was approximately $206,312,664 (calculated by excluding solely for purposes of this form outstanding shares owned by directors and executive officers).

As of March 11, 2005, the registrant had issued and outstanding 27,078,605 shares of common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.
ITEMS OMITTED PURSUANT TO RULE 12b-25

Item 6, Item 7, Item 8, Item 9A, Item 15 - Financial Statement Schedules and Exhibits 23, 31 and 32.

i

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

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

    All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-K Report includes important information as to risk factors in the "Business" section under the headings “Business Strategies,” "Business Operations," "Competition" and "Regulation" and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." In addition to those factors discussed in this Form 10-K Report, you should see our other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

ITEM 1. BUSINESS.

OVERVIEW

Talk America Holdings, Inc., through its subsidiaries, offers a bundle of local and long distance phone services and internet access services to residential and small business customers in the United States. We operate our own nationwide long distance network and our own local network in Michigan. We currently deliver local services primarily through the use of the unbundled network element platforms of the incumbent local exchange companies under wholesale operating agreements with these companies; but an increasing percentage of our customers will be served on our network in Michigan. We have developed integrated order processing, provisioning, leads management, billing, payment, collection, customer service and information systems that enable us to provide high-quality service to residential and small business customers. We provide our customers with savings through competitively priced services and products, simplicity through consolidated billing and award winning customer service. We operate our own sales and customer service centers.

BUSINESS STRATEGY

We have built a large, profitable base of bundled phone service customers by using the wholesale operating platforms of the incumbent local exchange companies. In 2005, we plan to migrate an additional 150,000 customers in Detroit and Grand Rapids, Michigan to our own networking platform. In 2003, we began developing our network in Michigan and by the end of 2004 had approximately 25,000 bundled lines on our network and by the end of 2005 we expect to have approximately 175,000 bundled lines on our network. We have automated the business processes required to migrate our customers off the incumbent local exchange company platform to our network. The migration to our network is transparent to the customer. The local networking platform enhances our operating flexibility and provides us with the opportunity to deliver digital subscriber line, or DSL, service to our customers at attractive margins. In addition, local networking is an alternative to the wholesale operating platforms of the incumbent local exchange companies, which are effectively not available to us for new customers after March 11, 2005 and for all customers after March 11, 2006, due to significant changes to the Federal Communications Commission rules that required the incumbent local exchange companies to provide us the unbundled network elements of their operating platforms on a wholesale basis. We are expanding our network by increasing the number of end offices of the incumbent local exchange company where we collocate our networking equipment. However, we have not previously developed, deployed or operated a local network of our own and of this scale and there can be no assurance that we shall be able successfully to do so and thereafter profitably provide local telephone services through such a network.

We are adding internet services to our existing phone service bundle for both our networked and non-networked customers. We believe these enhancements to our existing services will increase our revenues and profitability from those customers while also meeting their needs and demands and reducing our customer turnover. In 2004 we launched our dial-up Internet access service and ended the year with approximately 22,000 customers. In addition, we began offering digital subscriber line, or DSL, services to customers on our local network and expect to actively market the product in 2005 in those areas of Michigan where we have deployed our network facilities.

Serving the medium sized businesses in those areas where we plan to deploy network facilities is also a component of our future business strategy. Expansion into this business market will increase our addressable market in such an area and will permit us to leverage our investment in our network facilities due to the complementary telecommunication traffic or usage patterns of these business customers and our residential and small business customers. We will consider and pursue the acquisition of customers or networking assets to enter the business market, complement existing networking plans or to supplement customer density where there is a potential for deployment of network facilities, but there can be no assurances that we will be able to do so successfully.

SERVICES AND PRODUCTS

We provide various bundled phone service packages, stand-alone long distance service and internet access products to residential and small business customers. We focus on providing consumers value through competitively priced plans designed to fit their particular calling patterns, broad feature selections, consolidated billing and customer service.

Bundled Phone Services

We offer our customers the flexibility to create their own phone service package (our “bundled phone package”) using their current telephone number. Each bundled phone package includes complete basic phone service with unlimited local calling and free unlimited “member-to-member” calling anywhere our customers are located. Customers may also select additional features and services to add in their packages, including enhanced domestic and international calling plans, depending on their individual needs and budgets. We ended 2004 with approximately 671,000 billed bundled lines. However, due to the recent significant changes to the FCC rules and our plans to increase product pricing for our customers located outside of Michigan, we expect the number of bundled customers to drop significantly by the end of 2005 and to continue to decrease on an accelerated basis in 2006 outside of those areas where we have deployed network facilities.

Features

Our customers have the option of selecting from many different features, which they can purchase either individually or as part of a package. We generally offer the following features depending on the customer’s location:

Call Waiting	Call Return Block	Distinctive Ring I
Caller ID	Speed Dialing 30	Distinctive Ring II
Caller ID with Name	Speed Dialing 8	Ringmaster I
Call Waiting with ID and Name	Repeat Dialing	Ringmaster II
Internet Call Waiting	Anonymous Call Rejection	Custom Toll Restriction
Remote Call Forwarding	Call Trace	Voicemail
Ring no answer Call Forward	Call Block	3-way Calling
Busy Call Forward	900/976 Block	3-way Calling with Call Transfer
Call Forward Remote Access	Privacy Director/Mgr	Call Return
Wire Maintenance	Non-Published Numbers	Additional Listings

Domestic Long Distance Services

Domestic long distance service is automatically included in each package, allowing the customer to place long distance calls and to be billed based on their usage. Additionally, customers have the option of adding either a statewide long distance plan or a nationwide long distance plan as part of their telephone service package. The statewide plan includes unlimited long distance calling within the customer’s state, and, in some places, Canada. The nationwide long distance plan includes unlimited long distance calling inside the United States and to Canada and Puerto Rico.

International Long Distance Services

We also automatically include an international calling plan in each of our packages that allows the customer to place international calls and to be billed based on their usage. For customers that frequently make international calls, they may choose one of our international calling plans that feature discounted billing options.

Long Distance Services

We provide 1+ long distance telecommunication services on a stand-alone basis as well as bundled with our package plans as described above. Our long distance service includes intrastate, interstate and international calling services as well as calling cards. We ended 2004 with 128,000 stand-alone long distance subscribers.

Internet Access Products

Dial-up Internet Services

We offer standard and accelerated dial-up Internet access to our residential telephone customers throughout the United States. The "accelerated" dial-up services utilize compression, caching and other technologies that reduce the time for certain web pages to download to users' computers when compared to standard dial-up access services. As of December 31, 2004, we had approximately 22,000 dial-up Internet access customers.

DSL Internet Services

We offer digital subscriber line, or DSL, internet speeds of up to 4.0 megabytes per second download speed and 384 kilobytes per second upload speed in the Detroit, Michigan region where we have deployed our own local networking assets. Generally, we make DSL available to customers who are within 16,500 feet of one of our collocation facilities.

DSL technology reduces the bottleneck in the transport of information, particularly for data services, by increasing the data carrying capacity of copper telephone lines. We believe that, for many residential customers within the geographic areas that can be served by DSL technology, existing copper connections using DSL technology from customer homes to our network offers a lower cost alternative for high-quality broadband services than cable or broadband wireless connections. As we increase the number of collocation facilities in our network in 2005, we expect to increase our addressable market for DSL.

BUSINESS OPERATIONS

Local Phone Services

Overview

We offer local services through both our own network and the unbundled network element platform of the incumbent local exchange companies, or ILECS, including the Regional Bell Operating Companies such as SBC, Verizon and BellSouth. The unbundled network element platform of the incumbent local exchange companies offer to us, in an individual or combined form, a series of unbundled network elements that comprise the most important facilities, features, functions and capabilities of an incumbent local exchange company's network. When offered in the combination known as the unbundled network element platform, these components include the loop and switching elements needed to provide local telephone service to a customer. However, as a result of the FCC’s final rules, beginning on March 11, 2005, the unbundled network element platform became unavailable to us for adding new customers. Further, as of March 11, 2005 there is a $1 increase per line, per month in the cost for us to continue providing service to our existing customers that are on the unbundled network element platform and as of March 11, 2006, we will no longer be able to use the unbundled network element platform and thus will be forced to transition our customers from the unbundled network element platform to our own network facilities or to service them through total resale service agreements or with elements purchased through commercial agreements that we may enter into with the incumbent local exchange companies.

Beginning in 2003, we deployed networking assets in Michigan and, as of December 31, 2004, we had approximately 25,000 bundled lines on our network. We are continuing the expansion of our network by collocating our networking equipment in the incumbent local exchange companies’ end offices to provide service over our own network to a larger portion of our existing customer base. By December 31, 2005 we expect to have 175,000 bundled lines on our network, and we are actively exploring network opportunities in areas outside of Michigan, although there can be no assurances that we will be able to economically deploy networking assets in such areas.

In addition to providing us with alternatives to our reliance on the unbundled network element operating platforms of the incumbent local exchange companies, our own local networking should provide us with certain strategic benefits such as increased operating flexibility with respect to capability to enhance and expand our service and product offerings for our customers and the opportunity to increase our operating margins. In order to viably support our local network, we must maintain a sufficient number of customers on the network.

As we continue to pursue the development and deployment of our own networking platform, we expect that our capital expenditures will increase from what they were in 2004. In 2005, we expect capital expenditures, including capitalized software development, to be approximately $43 to $47 million, primarily in connection with the deployment of our facilities in Michigan.

Local Network

Our local network is comprised of equipment and facilities that are either owned or leased by us and certain telecommunication services for which we contract with a variety of other carriers. We maintain certain pieces of equipment in collocation sites owned or leased by SBC, the incumbent local exchange company in Michigan. The incumbent local exchange companies are currently required to provide us with access to these collocation sites, however, such access can be conditioned upon our paying charges for upgrading the power supply or physical layout of the collocation site. Failure of the incumbent local exchange company to provide us with access to the collocation site or access in a timely manner will affect our ability to continue building our local network. The following diagram outlines the basic method by which we provide our customers with local phone service.

In order to provide a customer with phone service on our local network, we must first submit an order with the incumbent local exchange company to move, or “hot cut,” the customer’s existing unbundled network element loop. The loop is the copper telephone line that connects the customer’s premise to the incumbent local exchange company’s switch. For our existing unbundled network element platform, we hot cut transfer the customer’s loop from the incumbent local exchange company’s switch to our loop carrier equipment in the collocation site at the incumbent local exchange company’s end office, assigned to that customer. There are limitations on the number of phone lines the incumbent local exchange company is required to hot cut over to our network per day at a particular end office.

Upon confirmation that the customer line has been switched to either our digital loop carrier and digital subscriber line access multiplexer equipment or our broadband loop carrier equipment, we update numerous external databases, including E911 databases, which, as the customer’s local phone provider, we are required to timely and accurately update.

The customer lines in each collocation site are aggregated and connected to our Lucent 5ESS-2000 switch located in Southfield, Michigan, using DS3 or higher capacity transmission equipment that we lease primarily from SBC, the incumbent local exchange company, supplemented by leases with competitive access providers. This transmission is referred to as transport. As we expand our local switching capacity during 2005, these dedicated transport facilities, dark fiber (otherwise unused fiber optic cable that is leased by us for transport), and entrance facilities under the FCC’s rules may be unavailable to us on an unbundled basis at cost-based rates along certain routes. This may adversely impact us where our own switching facilities have been deployed and could substantially impede our plans to deploy additional network facilities. We could be forced to use other means to effect this deployment, including the use of facilities purchased from the incumbent local exchange carrier at higher tariffed special access rates or transport services purchased from other competitive access providers.   In either event, our cost of service could rise dramatically and our plans for a service roll-out using our own network facilities could be delayed substantially or derailed entirely.

Our Lucent 5ESS-2000 switch is generally considered extremely reliable and features the Digital Networking Unit-SONET technology. The Digital Networking Unit is a switching interface that is designed to increase the reliability of the 5ESS-2000 and to provide much greater capacity in a significantly smaller footprint. Our switch is connected to other carriers in the public switched telephone network through circuit trunking equipment. We lease the circuit trunking equipment primarily from incumbent local exchange companies. If the incumbent local exchange companies are no longer required to provide this circuit trunking equipment or to provide it at Total Element Long Run Incremental Cost, or TELRIC, based rates, we will be forced to acquire this trunking equipment at higher rates from either a competitive access provider, if available, or, if they are willing to lease the trunking equipment to us, from the incumbent local exchange company. The equipment that comprises this physical layer of our network can support both voice and data communications technologies.

As of March 14, 2005, we have customers on our local network in 14 collocation sites around the Detroit, Michigan and one switch in Southfield, Michigan. We expect to have customers in 81 collocation sites in Michigan as of March 11, 2006. In Michigan, SBC is currently only required to hot cut over to our network 20 lines related to new customers per end office per day. Migration of existing customers or acquired customers is on a negotiated basis. In addition to the difficulties and uncertainties of operating a service that we have not previously operated, operating our own local switches will, as it does with our long distance switches, subject us to the risk of significant interruption. Fires or natural disasters, for example, could cause damage to our switching equipment or to transmission facilities connecting our switches. Any interruption in our services over our network caused by such damage could have a material adverse impact on our financial condition and results of operations. In such circumstances, we could attempt to minimize the interruption of our service by carrying traffic through one of our other local switches or obtaining a portable disaster recovery switch from Lucent (discussed below). However, we have not previously developed, deployed or operated a local network of our own or of this scale and there can be no assurance that we shall be able successfully to do so and thereafter profitably provide local telephone services through such a network. In addition, we are dependent upon a variety of vendors for the provision of equipment necessary for the construction, deployment and migration of customers to our local network, and failure of these vendors to deliver the equipment in a timely manner may result in delays in the deployment, and ultimately, the migration of customers to our network.

Our network described above, like most networks today, carries local voice traffic via circuit switch-based networks. Circuit switch-based systems establish a dedicated channel for each telecommunication signal (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. In contrast, packet switch-based telecommunications systems are a newer technology, under which the information to be transmitted is formatted into a series of shorter digital messages called “packets.” In addition to supporting data, packet switch-based systems have been used for long haul voice traffic and is now starting to be deployed to support local phone service. Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. A key feature that distinguishes Internet architecture from the public telephone network is that on the packet-switched Internet, a single dedicated channel between telecommunication points is not required. Packet switch-based systems may offer several advantages over circuit switch-based systems, particularly the ability to commingle packets from several telecommunications sources together simultaneously onto a single channel. For most telecommunications, particularly those with bursts of information followed by periods of “silence,” the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given telecommunication channel. We believe that in the longer term most new networks will be based on packet switching to take advantage of transport efficiencies, more open standards for interoperability, lower capital costs and easier deployment and maintenance.

In Grand Rapids, Michigan, we have deployed a newly developed soft-switch technology. The soft-switch is a distributed computer system that performs the same functions as a circuit switch. It can support both circuit and packet-switched communications. We are currently testing the soft-switch technology and, if successful, plan to use this technology to complement and relieve traffic from our Lucent 5ESS-2000 circuit switch. Soft-switch technology is currently being used by very few residential phone providers and has not been used on this scale. There can be no assurances that the technology will be able to be successfully and economically deployed in the residential market or that we will be successful in developing, deploying and managing the technology. We expect however, that, if successful, the soft-switched technology will enable us to enter into more markets due to the lower cost of the soft-switch technology than that of a traditional circuit switch technology.

We also continue to actively explore other next generation networking opportunities with a variety of vendors in order to decrease our cost of delivering service, reduce our reliance upon the incumbent local exchange companies and provide local telephone services through new, innovative methods of delivery.

Long Distance Phone Services

    Overview

We generally use our own nationwide long distance network to provide long distance phone services directly to our customers. We operate our own switches and are thus subject to the risk of significant interruption, as discussed with respect to our operation of our own local switches, above. In such circumstances, we could attempt to minimize the interruption of our long distance service by carrying traffic through our resale arrangements with other carriers.

Long Distance Network

Our long distance network is comprised of equipment and facilities that are either owned or leased by us. We contract for certain telecommunication services with a variety of other carriers. We own, operate and maintain five Lucent 5ESS-2000 switches in our long distance network, which feature the Digital Networking Unit-SONET technology. The switches are connected to each other by connection lines and digital cross-connect equipment that we own or lease. We also have installed lines to connect our long distance switches to switches owned by various local telecommunication service carriers. We are responsible for maintaining these lines and have entered into a contract with a third party vendor with respect to the monitoring, servicing and maintenance of this equipment. In 2005, we expect to decommission two of our switches.

 With respect to connections to local carriers, international and operator assisted services, in December 2003, we entered into a four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Our AT&T agreement establishes pricing and provides for annual minimum commitments based upon usage as follows: 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. Despite the expected reduction in our local bundled customer base due to the reduction in our addressable market, we anticipate that we will not be required to make any shortfall payments under this contract as a result of the restructuring of the obligations or the addition of network minutes as a result of acquisitions, there can be no assurances that we will be successful in our efforts. To the extent that we are unable to meet these minimum commitments, our costs of purchasing the services under the agreement will correspondingly increase.

Internet Access Services

We offer DSL internet access to customers who are located within 16,500 feet of a collocation site in our local network. DSL service is provided through either broadband loop carrier equipment or digital loop carrier equipment and digital subscriber line access multiplexer equipment. We are dependent upon a small number of vendors to provide us with this equipment and failure to attain the equipment in a timely manner will affect our ability to offer DSL services. In addition, a portion of those customers located within 16,500 feet of a collocation site in our local network will not be able to receive DSL service due to line conditions, the presence of a fiber-optic cable connection to the home and other limitations of the incumbent local exchange company’s line facilities. We utilize a third party vendor to supply modems to our DSL customers to enable them to establish a DSL connection at their premise.

We also offer dial-up internet access service to bundled phone customers, whether or not such customer is on our local network. The service is provided through a third party vendor, who also hosts the email service for both our dial-up and DSL services. We are dependent upon this vendor for the content of and support for our internet access portal.

INTEGRATED INFORMATION SYSTEMS

We have integrated leads management, order processing, provisioning, billing, payment, collection, customer service and information systems that enable us to offer and deliver high-quality, competitively priced telecommunication services to our customers and process millions of call records each day. These operational support systems were developed by our employees and customized for our business and operational requirements and, due to the system's component-based architecture, provide an extensible framework for the introduction of new products and services. We use "state-of-the-art" software and hardware applications and products to support our systems and development efforts. We are currently migrating our database systems from an Informix to an Oracle architecture and expect the migration to be completed in 2005, although there can be no assurances that we will be able to do so successfully. Through dedicated electronic connections with our local and long distance networks and the incumbent local exchange companies, we have designed our systems to process information on a "real time" basis. We have automated the business processes required to deploy and support our local circuit switch-based network, and continue to automate the business processes required to provide DSL service. Should we expand our network or customer base through the acquisition of another company or the acquisition of another company’s customers or assets, we would need to integrate such company systems or customers into our information systems, particularly our provisioning and billing systems, and there can be no assurances that we would be able to do so successfully. Further, if we are successful in implementing our business strategy to enter the medium-sized business market, we will need to either redesign our integrated information systems to support new business products and billing needs of these customers or purchase the necessary information systems from a third party, which may prove costly and cause delays, and then integrate these information systems into our reporting and decision support systems. There can be no guarantee that we will be successful in integrating these customers into or be able to redesign these systems on a timely basis.

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

•
 Our proprietary automated order processing system enables us to shorten the customer provisioning time cycle and reduce associated costs. Prior to submitting an order to provision a customer to our service, our system processes the customer's credit history, and, once the customer's credit is approved, the customer's service record detailing the customer's existing phone service is immediately verified. In addition, our system has enabled us to significantly increase our customer provisioning rate for qualified and verified orders while reducing the number of orders that are rejected by the incumbent local exchange company, reducing manual work requirements.

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

•
Our new customer relationship manager system, enables our customer service representatives to access data in a real-time, organized manner, while the representative is speaking with the customer, thereby reducing the length of customer service calls and improving the customer experience.

In addition, we maintain our own web site at www.talkamerica.com and www.talk.com to provide for customer sign-up and to provide customers and potential customers with information about our products and services as well as billing information and customer service. We provide these services and features using our web-enabled technologies that allow us to offer our customers:

•	Detailed rate schedules and product and service related information.
•	Online sign-up for our telecommunication and data services.
•	Credit card billing.
•	Real-time and 24 x 7 billing services and online information, providing customers with up to the hour billing information.

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

SALES AND MARKETING

We use diverse sales and marketing channels to reach the residential and small business markets with our service offerings. Our sales and marketing efforts focus on marketing a bundle of local and long distance phone services directly to customers exclusively under our own brand. As a result of the FCC’s final rules regarding access to the incumbent local exchange companies’ networks, beginning on March 11, 2005, we are only marketing our services in those markets where we can provision customers directly to our own network facilities. In anticipation of this reduction, in November 2004, upon expiration of our lease, we closed our Fort Meyers telemarketing center and we expect to continue evaluating further reductions and consolidations in our telemarketing centers. Due to the reduction in our addressable market and the number of leads for residential and small businesses, we expect to focus most of our sales and marketing activity in Detroit and later this year in Grand Rapids, Michigan and expect a significant reduction in the number of new customers that we add in the periods after March 11, 2005 compared to prior periods and for sales and marketing expense to decline in 2005. In order to maintain economic efficiencies with our local network, we must maintain a high number of customers in each collocation site and thus must continue to penetrate these particular markets in which we have been marketing for over three years in order to counter reductions in such levels due to customer turnover.

We employ a targeted approach to customer acquisition and use database-marketing tools to identify and prioritize target customers. We offer our customers the ability to build their own telecommunications package beginning with an extended local calling area, a diverse selection of intrastate and interstate calling plans, discounted feature packages and ala carte feature selection, and several options for Internet access. Customers can switch to us online, through a telesales representative, or through an authorized agent, each of which uses consultative sales tools to assist the customer’s creation of the right plan for their telecommunications needs. At the point of sale, we provide each customer with an estimate of their first month’s invoice, including all fees and taxes. Customers are able to keep their same phone lines and number, can easily add features, and, generally within days of the sale, are switched to our service and receive a personalized welcome kit explaining their service.

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

We focus on targeting, acquiring and retaining profitable customers that we can directly provision to our own network platform by providing savings, simplicity and service. We continue to seek new marketing partners and arrangements to expand both our opportunities to attract other customers to our services and the products and services that we offer to our customer base.

COMPETITION

The telecommunication industry is highly competitive. Major participants in the industry regularly introduce new services and marketing activities. Competition in the telecommunication industry is based upon the ability to offer services at competitive prices, customer service, billing service and perceived quality. We expect the number of competitors in the telecommunication industry to shrink significantly in 2005 as a result of announcements of intentions to exit the consumer market and the FCC’s final rules regarding access to the incumbent local exchange companies’ networks issued on February 4, 2005. In Michigan, we expect our competitor to be SBC, which is the incumbent local exchange company, and Comcast, which is the largest provider of cable television and broadband internet access in Michigan. SBC offers the same services as we do plus other services, such as television programming, and is substantially larger and has greater financial, technical and marketing resources. Further, SBC and AT&T have recently announced SBC’s proposed acquisition of AT&T and both Verizon and Qwest have recently announced bids for the acquisition of MCI, which we expect to further reduce our ability to compete. In addition, Comcast offers television programming, broadband internet access and, in Michigan, has begun offering voice over internet protocol phone service in certain areas at a cost that appears to be below that of traditional circuit-switched service, and is also substantially larger and has greater financial, technical and marketing resources. Our success will depend upon our continued ability to provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors.

The incumbent local exchange companies and the major carriers, including SBC, Verizon, BellSouth, AT&T, Sprint Corporation and MCI/Worldcom, Inc., have targeted price plans at residential customers - our primary target market - with significantly simplified rate structures and with bundles of local services with long distance, which may lower overall local and long distance prices. Competition is also fierce for the small businesses that we also serve. In addition, both cable providers and wireless carriers have marketed their services as an alternative to traditional long distance and local services, further increasing competition. Reductions in prices charged by competitors may have a material adverse effect on us.

The incumbent local exchange companies are well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services and high speed Internet access, with long distance telephone services. The incumbent local exchange companies' name recognition in their existing markets, the established relationships that they have with their existing local service customers, their ability to take advantage of those relationships, and the possibility that interpretations of the Telecommunications Act and the FCC’s final rules regarding the unbundled network element platform may be favorable to the incumbent local exchange companies, also make it more difficult for us to compete with them.

As a result of the FCC’s final rules, which made the unbundled network element effectively unavailable to us after March 11, 2005 for new customers, we will cease marketing in those markets where we do not have our own networking facilities. Based on previous announcements as discussed above, we expect other competitive local exchange carriers to likewise decide to cease marketing in these markets, resulting in very limited competition for the incumbent local exchange company. While we plan to continue serving our existing customer base in these markets, due to the regulatory actions and our plans to increase product pricing for our customers located outside of Michigan, we expect the number of bundled customers to drop significantly by the end of 2005 and to continue to decrease on an accelerated basis outside of those areas where we plan to deploy network facilities in 2006. These price increases will result in customers seeking other providers for their telecommunications needs, further bolstering the incumbent local exchange companies’ dominance of the market.

The internet access market is also highly competitive. Residential broadband internet access in Michigan is currently dominated by Comcast, through use of its hybrid fiber-coaxial cable networks, and SBC through the use of digital subscriber line technology. Both Comcast and SBC have an established brand name and reputation for quality in their service areas, possess sufficient capital to deploy broadband equipment rapidly, own the cable or telephone line themselves and can bundle digital data services with their existing services to achieve economies of scale in serving their customers. Dial-up internet access is offered by many providers with more brand recognition, the ability to bundle the service with other internet based services and the ability to offer free services, such as virus protection and parental controls.

REGULATION

Overview

We are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, billing, terms, and conditions of certain of our service offerings, our costs and other aspects of our operations, including our relations with other service providers. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations.

The FCC has jurisdiction over our facilities and services to the extent they are used in the provision of interstate or international communications services or as otherwise required by federal law. State regulatory commissions, commonly referred to as PUCs, generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services. Local governments may assert authority to regulate aspects of our business through zoning requirements, permit or right-of-way procedures and franchise fees. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Generally, the FCC and State public utility commissions do not regulate Internet, video conferencing and certain data services, although the underlying communications components of such offerings may be regulated. Our operations also are subject to various environmental, building, safety, health and other governmental laws and regulations.

Federal law generally preempts state statutes and regulations that restrict the provision of competitive local, long distance and enhanced services; consequently, we generally are free to provide the full range of local, long distance and data services in every state. While this federal preemption greatly increases our potential for growth, it also increases the amount of competition to which we may be subject.

Federal Regulation

The Communications Act of 1934, as amended, or the “1934 Act,” grants the FCC authority to regulate interstate and foreign communications by wire or radio. We are regulated by the FCC as a non-dominant carrier and are subject to less comprehensive regulation than dominant carriers. Nevertheless, we remain subject to numerous requirements of the Communications Act, applicable to most common carriers, which require us to offer service upon reasonable request and pursuant to just and reasonable charges and terms that are not unjustly or unreasonably discriminatory. The FCC has authority to impose additional requirements on non-dominant carriers.

The Telecommunications Act of 1996, or the “1996 Act,” amended the 1934 Act to eliminate many barriers to competition in the U.S. communications industry, by setting standards for relationships between communications providers, including between new entrants, such as our company, and the Regional Bell Operating Companies and other incumbent local exchange companies. In general, the 1996 Act requires incumbent local exchange companies to provide competitors with nondiscriminatory access to, and interconnection with, the incumbent local exchange company networks, and to provide unbundled network elements at cost-based prices. The FCC and state public utility commissions have adopted extensive rules to implement the 1996 Act, and revisit such regulations on an ongoing basis in light of court decisions and as marketplaces evolve.

Several congressmen have recently suggested that Congress should consider rewriting substantial portions of the 1996 Act. Any effort to reform the 1996 Act could result in changes that would materially reduce the obligations of the incumbent local exchange companies to interconnect with, or provide unbundled network elements to, competitors. Any such legislative change could have a material adverse impact on our business and operations.

The announced merger of AT&T with SBC and Verizon’s and Qwest’s announced bids for MCI will, if they are completed, effectively eliminate the two largest competitive local exchange carriers in the United States, each of which was a strong voice in federal and state lobbying related to telecommunications matters. These mergers will place an increased demand on our resources and employees for lobbying and other regulatory matters and there can be no assurances that our efforts will prove effective.

Long Distance Competition

Section 271 of the 1934 Act, enacted as part of the 1996 Act, established a process by which a Regional Bell Operating Company could obtain authority to provide long distance service in a state within its region. The process required demonstrating to the FCC that the Regional Bell Operating Company has adhered to a 14-point competitive checklist and that granting such authority would be in the public interest. Each of the Regional Bell Operating Companies already has received FCC approval to provide long distance services in each state within its respective region, resulting in increased competition in certain markets and services. The Regional Bell Operating Companies have a continuing obligation to comply with the checklist. Section 272 of the 1934 Act requires that, for a period of three years after receiving Section 271 approval in any state (absent an FCC extension), a Regional Bell Operating Company must comply with certain other structural and operational safeguards, including the provision of in-region long distance service through a separate affiliate.

Local Service Regulation

The 1996 Act required the FCC to establish national rules implementing the local competition provisions of the 1996 Act, which impose duties on all local exchange carriers, including competitive local exchange companies such as our company, to provide network interconnection, reciprocal compensation, resale, number portability and access to rights-of-way.

The 1996 Act imposes additional duties on incumbent local exchange companies, including the duty to provide access on an unbundled basis to individual network elements on non-discriminatory terms and cost-based rates; to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks; to permit collocation of competitors' equipment at the incumbent local exchange company premises; and to offer retail services at wholesale rates to competitive local exchange companies for resale.

Unbundled Network Elements

Access to incumbent local exchange companies’ unbundled network elements at cost-based rates is critical to our business. Our local telecommunications services to date predominantly have been provided through the use of combinations of unbundled network elements, and it is the availability of cost-based rates for these elements that has enabled us to price our local telecommunications services competitively. However, the obligation of incumbent local exchange companies to provide the unbundled network elements upon which we have relied at such cost-based rates is the subject of recent regulatory action that will result in the availability of these elements being substantially reduced or otherwise subject to significantly higher, non-cost-based rates.

The 1996 Act requires incumbent local exchange companies to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and nondiscriminatory, in accordance with the other requirements set forth in Sections 251 and 252 of the 1934 Act. The 1996 Act gives the FCC authority to determine which network elements must be made available to requesting carriers such as us. For network elements that are not proprietary, the Commission is required to determine whether the failure to provide access to such network elements would impair the ability of the carrier seeking access to provide the services it seeks to offer. The FCC has determined that most network elements are nonproprietary in nature and thus are subject to the "impair" standard. The FCC's initial list of incumbent local exchange company network elements that are required to be unbundled on a national basis was first released in 1996 and has been subject to almost constant review and revision since then.

When the FCC first adopted unbundled network element rules, it indicated that it would reexamine the list of unbundled network elements every three years. In December 2001, the FCC initiated its first so-called “triennial review” of those rules. In August 2003, in the Triennial Review Order, or TRO, the FCC substantially modified its rules governing access to unbundled network elements. The FCC redefined the "impair" standard, concluding that a requesting carrier is impaired when a lack of access to an unbundled network element poses barriers to entry, including operational and economic barriers that are likely to make entry into a market uneconomic. The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling databases unbundled network elements but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including fiber-to-the-home loops in greenfield situations, broadband services over fiber-to-the-home loops in overbuild situations, packet switching and the packetized portion of hybrid loops, are not subject to unbundling obligations.

    All of the FCC’s decisions regarding unbundling have been the subject of judicial review. Most recently, on March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit, or the D.C. Circuit, in United States Telecom Ass'n v. FCC, or the USTA II decision, vacated certain portions of the TRO and remanded to the FCC for further proceedings. Specifically, the D.C. Circuit vacated the FCC's delegation of decision-making authority to state commissions and several of the FCC's nationwide impairment determinations. The D.C. Circuit found that the FCC used a flawed methodology when making certain impairment determinations, including those relating to the mass market switching and local transport network elements, and remanded those determinations to the FCC for further analysis and justification. The D.C. Circuit affirmed the FCC's decision to relieve the incumbent local exchange companies from unbundling obligations with respect to broadband elements. The D.C. Circuit did not make a formal pronouncement regarding the status of the FCC's findings regarding enterprise market loops, batch hot cuts or preemption of inconsistent state laws.

The FCC and the United States Solicitor General declined to seek certiorari from the Supreme Court. The National Association of Regulatory Utility Commissioners and a coalition of competitive local exchange companies separately petitioned for certiorari. The Supreme Court has denied those petitions.

In orders released in August 2004, the FCC extended relief from the unbundling obligations to fiber-to-the-home loops serving predominantly residential multiple dwelling units and granted the same relief to fiber-to-the-curb that it has applied to fiber-to-the-home.

On October 27, 2004, the FCC issued an order granting requests by the Regional Bell Operating Companies that the FCC forbear from enforcing the independent unbundling requirements of Section 271 of the 1934 Act with regard to the broadband elements that the FCC had determined in the TRO are not subject to unbundling obligations (fiber-to-the-home loops, fiber-to-the-curb loops, the packetized functionality of hybrid loops and packet switching). The FCC declined to address broader forbearance requests by SBC and Qwest, who had asked the FCC to forbear from applying applicable Section 271 requirements to any element that the FCC has determined no longer meets the impairment standard.

On December 15, 2004, the FCC adopted rules modifying the unbundling obligations for incumbent local exchange companies under Section 251 of the 1934 Act, reducing the incumbent local exchange companies’ obligation to provide unbundled local switching as well as certain levels of unbundled loops and transport. The FCC issued final rules on February 4, 2005. Those rules were effective on March 11, 2005. In response to the USTA II decision, the FCC clarified that it evaluated impairment with regard to the capabilities of a reasonably efficient competitor. The FCC also modified the impairment standard set forth in the TRO by: (1) setting aside the TRO’s “qualifying service” interpretation of section 251(d)(2), but prohibiting the use of unbundled network elements for the provision of exclusively long distance or exclusively wireless services; (2) drawing inferences regarding the prospects for competition in one geographic market based on the state of competition in another, similar market; and (3) determining that in the context of local exchange markets, a general rule prohibiting access to unbundled network elements whenever a requesting carrier is able to compete using an incumbent local exchange company’s tariffed special access offering would be inappropriate. It is not clear at this time whether we will be successful in finding viable substitutes for unbundled switching in markets outside of Michigan and for the other elements affected by the TRO, the USTA II decision or the FCC’s December 15, 2004 order and what the ultimate effect will be on our business and operations. However, as a result of these decisions, the availability of unbundled network elements at cost-based rates has been substantially reduced and will have a material effect on the way we conduct our business and operations and may have a material adverse effect on our profitability.

The principal parts of the FCC’s December 15, 2004 order regarding unbundled switching and unbundled loops and transport are summarized below:

Local Switching: The FCC eliminated an incumbent local exchange company’s obligation to provide local switching (and the unbundled network element platform, in particular, upon which we have historically relied) to requesting carriers at Total Element Long Run Incremental Cost, or TELRIC, rates. In doing so, the FCC found that competitive local exchange companies are not impaired nationwide without access to unbundled local switching. The FCC adopted a twelve-month transition plan for competitive local exchange companies to transition away from the unbundled network element platform commencing on March 11, 2005 and ending on March 10, 2006. The transition plan applies only to our customer base as it exists on March 11, 2005 and we will continue to be permitted to obtain local switching for our current customers at a rate per customer equal to the greater of: (1) the rate at which we leased that combination of elements on June 15, 2004, plus one dollar; and (2) the rate, if any, the applicable state public utility commission establishes between June 16, 2004 and the effective date of the FCC’s order, for the unbundled network element platform, plus one dollar.

Local Loops and Transport: The FCC also made impairment findings and placed certain limitations with respect to local loops and dedicated interoffice transport. The FCC established 10 DS1s and 12 DS3s as the maximum transport a carrier can purchase per route. Furthermore, for local loops, the FCC concluded that competitive local exchange companies are impaired without access to (1) DS1-capacity loops except in any building within the service area of a wire center containing 60,000 or more business lines and four or more fiber-based collocators; and (2) DS3-capacity loops except in any building within the service area of a wire center containing 38,000 or more business lines and four or more fiber-based collocations. The FCC determined that competitive local exchange companies are not impaired without access to dark fiber loops in any instance. For dedicated transport, the FCC found that competitive local exchange companies are impaired without access to (1) DS1 transport except on routes connecting a pair of wire centers where both wire centers contain at least four fiber-based collocators or at least 38,000 business lines; and (2) DS3 or dark fiber transport except on routes connecting a pair of wire centers where both wire centers contain at least three fiber-based collocators or at least 24,000 business lines. The FCC concluded that competitive local exchange companies are not impaired without access to entrance facilities connecting an incumbent local exchange company’s network with a competitive local exchange company’s network in any instance. For both local loops and dedicated transport, the FCC adopted a twelve-month transition plan for competitive local exchange companies to transition away from the use of DS1 and DS3 loops and dedicated transport where there is no impairment, and an eighteen-month transition plan to transition away from dark fiber. The transition plans apply only to the customer base as it exists on March 11, 2005, and do not permit competitive local exchange companies to add new dedicated transport unbundled network elements in the absence of impairment. During the transition periods, competitive local exchange companies will retain access to unbundled high-capacity loops and transport at a rate equal to the greater of: (1) 115% of the rate the requesting carrier paid for the unbundled network element on June 15, 2004; and (2) 115% of the rate the state commission has established or establishes, if any, between June 16, 2004, and the effective date of the FCC’s order. The incumbent local exchange companies have issued accessible letters, which announced that they would not provision any loops in areas that they deemed to be unimpaired and further that they would not provision any transport on routes they deemed to be competitive. Although we and other competitive local exchange carriers are challenging this action, if the incumbent local exchange companies are successful, our business could be negatively impacted. On February 18, 2005, SBC issued a list of its Michigan end offices that SBC maintains meets the FCC’s criteria for non-impairment. While SBC’s position with respect to the impairment standing of its Michigan end offices can be challenged in the state commissions, if SBC were to prevail on its current position, we would be limited in our ability to purchase local loops and dedicated interoffice transport. As we expand our local network during 2005, the unavailability of these dedicated transport facilities, dark fiber and entrance facilities under the FCC’s rules at cost-based rates may adversely impact us where our own switching facilities have been deployed and could substantially impede our plans to deploy additional network facilities. We could be forced to use other means to effect this deployment, including the use of facilities purchased from the incumbent local exchange carrier at higher tariffed special access rates or transport services purchased from other competitive access providers.   In either event, our cost of service could rise dramatically and our plans for a service roll-out for use of our own network facilities could be delayed substantially or derailed entirely.

Although the incumbent local exchange company’s unbundling requirements for local circuit switching arising under Section 251 of the 1996 Act have been eliminated by the FCC’s December 15, 2004 order, competitive carriers’ access to local circuit switching on an unbundled basis is preserved under Section 271 of the 1996 Act as a condition to the Regional Bell Operating Company’s ability to provide in-region long distance services. However, the local circuit switching element, if accessible to competitive carriers only pursuant to Section 271 of the 1996 Act, may be offered at significantly higher rates and subject to less favorable terms and conditions imposed by the incumbent local exchange companies, including the possibility that the incumbent local exchange companies will not be required to combine unbundled local circuit switching provided pursuant to Section 271 with other non-unbundled network elements or tariffed services.

As of March 11, 2005, local circuit switching effectively became unavailable to us for new orders. Accordingly, for new customers and possibly new lines for existing customers we will be unable to offer our telecommunications services as we have done in the past and will instead be required to serve customers by other means, including through total service resale agreements with the incumbent local exchange companies, commercial agreements with the incumbent local exchange companies, through the use of our own network facilities, by migrating customers onto the networks of other facilities-based competitive local telephone companies or by purchasing critical network elements on an unbundled basis at "just and reasonable" rates pursuant to Section 271 of the 1996 Act, which presumably will be higher than the rates currently available to us.  Since element purchases pursuant to Section 271will be on an unbundled basis, we will need to pay additional charges to combine these elements. For existing customers, as detailed earlier, the FCC announced a one year transition during which competitors will be obligated to pay an immediate $1 price increase for existing customer’s switching. With the transition period, we will have a year to transition such customers to our own network facilities, resale, competitive substitutes or elements purchased through Section 271. Our transition from providing telecommunications services on an unbundled network element platform basis to providing services on our own network or otherwise will result in a significant reduction in the number of new customers that we add in the periods after March 11, 2005 compared to prior periods, will prevent service roll-out in some markets, increase our costs and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition.

In anticipation of the recent developments regarding the FCC’s unbundling rules, we have already installed a local switch in Michigan along with related collocation equipment and have begun to carry calls over its circuits, using a combination of our own switching capacity and unbundled loop and dedicated interoffice transport facilities purchased from SBC. We plan to have established eighty-one (81) collocations by the end of 2005 and, as of March 11, 2005, have “hot cut” over 25,000 lines from SBC’s network on to our own network; we expect to have 175,000 lines on our network by the end of 2005. The use of our own local switch will diminish our reliance on incumbent local exchange company- provided local circuit switching, but will increase our reliance on incumbent local exchange company unbundled loop and unbundled transport facilities over time.

However, as we expand upon our local switching during 2005, the unavailability of dedicated transport facilities, dark fiber and entrance facilities under the FCC’s rules on an unbundled basis at cost-based rates along certain routes may adversely impact us where our own switching facilities have been deployed. If many routes become effectively unavailable to us under the FCC’s newly adopted rules, our plans to deploy our own network facilities could be substantially impeded, and we could be forced to use other means to effect this deployment, including the use of facilities purchased at higher tariffed special access rates or transport services purchased from other facilities-based competitive local telephone carriers.   In either event, our cost of service could rise dramatically and our plans for a service roll-out for use of our own network facilities could be delayed substantially or derailed entirely.  This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

We believe the loss of the availability of DS3 and DS1 loops at cost-based rates will result in materially higher prices on loops that we must purchase from either the incumbent local exchange company or a competitive access provider. At this time, we cannot determine how many loops will become unavailable at cost-based rates or the effect upon our network plans.

On January 18, 2005, the U.S. Court of Appeals for the D.C. Circuit ordered the FCC to provide promptly a release date for the new rules and on January 26, 2005, the FCC informed the Court of the FCC Chairman’s plans to release the rules on or before February 4, 2005. The FCC issued its final rules on February 4, 2005. Appeals of the order have been filed in several U.S. appellate courts and the appeals have been assigned to the U.S. Court of Appeals for the Third Circuit, although it is expected that the Regional Bell Operating Companies will move to transfer the cases to the U.S. Court of Appeals for the D.C. Circuit. More appeals are expected.

The FCC has encouraged incumbent local exchange companies and competitive local exchange companies to engage in commercial negotiations to provide access to incumbent local exchange company facilities that may no longer be available as unbundled network elements as a result of the withdrawal of unbundling obligations, including the unbundled network element platform. Although a few such agreements have been announced, a majority of competitive local exchange companies have not negotiated new agreements as of this date. While we have engaged in general discussions with some of the incumbent local exchange companies, we have been unable to reach any agreements and there can be no assurances that we will be able to reach any agreement in the future.

FCC rules implementing the local competition provisions of the 1996 Act currently permit competitive local exchange companies to lease unbundled network elements at rates determined by state public utility commissions employing the FCC's Total Element Long Run Incremental Cost, or TELRIC, forward looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the TELRIC methodology and wholesale pricing rules for communications services made available for resale by incumbent local exchange companies in accordance with the 1996 Act. This proceeding will comprehensively re-examine whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an incumbent local exchange company's network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing Regional Bell Operating Company network facilities and overstating efficiency assumptions. We have participated in this proceeding as a member of a consortium of competitive local exchange companies. To date the FCC has not yet issued revised TELRIC rules. The TELRIC methodology still governs our pricing for loops purchased from the incumbent local exchange companies. We cannot predict if the FCC will order new TELRIC pricing or if Congress will amend the 1996 Act, affecting such pricing. The application and effect of a revised TELRIC pricing model on the communications industry generally and on certain of our business activities cannot be determined at this time but it would have a material impact on our business.

On October 27, 2004, BellSouth filed a petition with the FCC requesting forbearance from (1) all Title II common-carriage requirements that otherwise apply to incumbent local exchange company broadband transmission; and (2) Computer Inquiry rules to the extent that they require incumbent local exchange companies to tariff and offer the transport component of their broadband services on a stand-alone basis and to take service under those same terms and conditions (including related Part 64 accounting requirements). The three other Regional Bell Operating Companies have since filed similar requests. If the petition is granted, incumbent local exchange companies could refuse to offer underlying broadband transmission services to unaffiliated providers of broadband services or charge above-cost rates that make it economically infeasible for unaffiliated providers to compete with the incumbent local exchange company’s broadband services. The pleading cycle in this matter was completed on January 28, 2005. We do not at this time know what the impact of these proceedings will be on our ability to provide broadband services.

Interconnection Agreements

Pursuant to FCC rules implementing the 1996 Act, we negotiate interconnection agreements with incumbent local exchange companies to obtain access to unbundled network elements and other services, generally on a state-by-state basis. These agreements typically have two- to three-year terms. We currently have interconnection agreements, or their equivalent, in effect with SBC, BellSouth, Verizon and Qwest in the states where such companies act as the incumbent local exchange company. Our agreements generally are subject to amendment based upon a change of law. Following the adoption or vacating of unbundling rules, the incumbent local exchange companies typically invoke the change of law provisions in our interconnection agreements. These provisions generally provide that when a party to the agreement believes that its obligations under the agreement have changed as a result of a change in applicable law, it may request that the other party enter into negotiations to amend the agreement, and that in the event the parties are unable to agree upon an amendment, the dispute is to be arbitrated either by a neutral arbitrator or by the relevant state commission. Several of the incumbent local exchange companies claim to have provided us with such change of law notification, although we dispute the effectiveness of these notices, but we do not know when any such negotiations, where applicable, might begin or conclude or the impact on our business of any amendments to our interconnection agreements resulting from such negotiations. In an increasing number of cases, incumbent local exchange companies are taking the position that changes of law, including reductions in incumbent local exchange companies’ unbundling obligations, do not require negotiations. Rather, incumbent local exchange companies are arguing with respect to many interconnection agreements that the agreements are amended automatically and immediately without a written amendment. Additionally, incumbent local exchange companies are taking the position that they can reject an order for elements on a route that they deem to be competitive under the FCC’s final rules. We have opposed these positions and cannot predict at this time whether the incumbent local exchange companies will prevail in their arguments regarding automatic amendment with respect to any particular interconnection agreement we currently operate under or their ability to unilaterally reject orders, nor can we precisely determine what the impact will be of any such resolution. While we have engaged in discussions with incumbent local exchange companies regarding our various interconnection agreements, we have not been successful in entering into any new agreements or amendments thereto.

We are in the process of renegotiating our interconnection agreements and/or replacing them by opting into other carriers’ existing agreements (described below) with: SBC for the states of Connecticut, Texas, Arkansas, Oklahoma, Kansas, Ohio, Indiana, Illinois, Michigan, Wisconsin, California, Nevada and Missouri; BellSouth for the states of Alabama, Mississippi, North Carolina, South Carolina, Florida, Georgia, Louisiana and Tennessee; and Qwest for Washington, Oregon, Montana, Wyoming, Utah, Arizona, New Mexico, North Dakota, South Dakota, Nebraska, Minnesota, and Iowa. If any negotiation process does not produce, in a timely manner, an interconnection agreement that we find acceptable, we may petition the applicable PUC to arbitrate any open issues. Arbitration decisions in turn may be reviewed by federal courts. We cannot predict how successful we will be in negotiating terms critical to our provision of local network services, and we may be forced to arbitrate certain provisions of necessary agreements. We are currently a party to interconnection agreement arbitration proceedings with Verizon in the District of Columbia, New Jersey and Pennsylvania. Pending the completion of such proceedings and approval of successor agreements, we are operating in these states with these incumbent local exchange companies under the rates, terms and conditions of the predecessor agreements pursuant to their evergreen provisions. Other interconnection agreement arbitration proceedings before various state commissions brought by other carriers may result in decisions that could affect our business, but we cannot predict the extent of any such impact. As an alternative to negotiating an interconnection agreement, we may adopt, or opt into, another carrier's approved agreement, in its entirety. We cannot predict whether an acceptable alternative will be available for us to opt into at such time as we are looking for a new or successor agreement in any given state with a particular incumbent local exchange company.

Collocation

FCC rules generally require incumbent local exchange companies to permit competitors to collocate equipment used for interconnection and/or access to unbundled network elements. Changes to those rules, upheld in 2002 by the D.C. Circuit, allow competitors to collocate multifunctional equipment and require incumbent local exchange companies to provision cross-connects between collocated carriers. We cannot determine the effect, if any, of future changes in the FCC’s collocation rules on our business or operations.

Access Charges

We pay access fees to local exchange carriers for the origination and termination of our long distance communications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the extent access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase.

As a local exchange provider, we bill long distance providers access charges for the origination and termination of those providers' long distance calls. Accordingly, in contrast with our long distance operations, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects and remits access charges, we must properly track and record the jurisdiction of our communications traffic and remit or collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that we have been improperly recording the jurisdiction of our communications traffic could have a material adverse effect on our business.

The FCC has indicated that its existing carrier compensation rules constitute transitional regimes that will conclude in mid-2005, when a new interstate intercarrier compensation regime based on bill-and-keep or another alternative should be in place. Because we both make payments to and receive payments from other carriers for the exchange of local and long distance calls, we will be affected by changes in the FCC's intercarrier compensation rules. We cannot predict the impact that any such changes may have on our business.

Our costs of providing long distance services, and our revenues for providing local services, also are affected by changes in access charge rates imposed on competitive local exchange companies. Pursuant to the FCC's 2001 CLEC Access Charge Order, which lowered the rates that competitive local exchange companies may charge long distance carriers for the origination and termination of calls over local facilities, access rates were reduced during 2003 and were reduced again during 2004. AT&T and Sprint have appealed the CLEC Access Charge Order to the D.C. Circuit, arguing that the FCC's benchmark rates are too high.

The FCC issued the first Access Charge Reform Report and Order in 1997. Although the FCC has since issued five further orders in that docket, several petitions for reconsideration and clarification of the 1997 Order remain pending. On December 15, 2003, the FCC issued a public notice requesting that the parties to such petitions file supplemental notices identifying any issues that were raised in the petitions and that have not been otherwise resolved. We cannot predict whether the FCC will further modify its access charge rules as a result of this proceeding, or the effect that any such changes would have on our business.

Over the last several years, the FCC has granted incumbent local exchange companies significant flexibility in pricing interstate special and switched access services. In August 1999, the FCC granted immediate pricing flexibility to many incumbent local exchange companies and established a framework for granting greater flexibility in the pricing of all interstate access services once an incumbent local exchange company market satisfies certain prescribed competitive criteria. In February 2001, the D.C. Circuit upheld the FCC's prescribed competitive criteria. To date, the FCC has granted pricing flexibility in numerous specific markets to the Regional Bell Operating Companies. This pricing flexibility may result in Regional Bell Operating Companies lowering their prices in high traffic density areas, including areas where we compete or plan to compete. We anticipate that the FCC will continue to grant incumbent local exchange companies greater pricing flexibility for access services if the number of actual and potential competitors increases in each of these markets.

The FCC issued a Notice of Public Rulemaking on February 10, 2005 in WCC Docket No. 05-25. This notice includes a broad examination of the regulatory framework that is applied to local exchange carriers’ interstate special access services preventing them from exceeding certain prices after June 30, 2005. In conducting this examination, the FCC announced that it seeks comment on the special access regulatory regime that should follow the expiration of the Coalition for Affordable Local and Long Distance Service plan, including whether to maintain or modify the Commission’s pricing flexibility rules for special access services. We cannot predict whether the FCC will further modify its access change rules as a result of this proceeding or the effect that any such changes would have on our business.

On February 10, 2005, the FCC also adopted a Further Notice of Proposed Rulemaking, and solicited comment on whether to adopt any of seven different comprehensive proposals for reform of the FCC's existing rules relating to intercarrier compensation. Further action in that proceeding could lead to substantial changes to the way that reciprocal compensation, switched access and universal charges are established and administered, and could lead to material reductions in our intercarrier compensation revenues.

Detariffing

Consistent with other deregulatory measures, the FCC has largely eliminated carriers' obligations to file tariffs with the FCC containing prices, terms and conditions of service. All carriers, including us, were required to complete this detariffing process for interstate domestic commercial, or customer-specific, services by January 31, 2001, for consumer mass-market services by July 31, 2001, and for international services by January 2002. In lieu of federal tariffs, the FCC requires carriers to post information relating to the rates, terms, and conditions of services on their corporate web sites. Detariffing precludes our ability to rely on filed rates, terms and conditions as a means of providing notice to customers of prices, terms and conditions under which we offer services, and requires us instead to rely on individually negotiated agreements with end users. We remain subject to the 1934 Act's requirements that rates, terms and conditions of communications service be just, reasonable and not discriminatory, and we are subject to the FCC's jurisdiction over customer complaints regarding our communications services.

In 2002, a coalition of consumer-protection advocates and state public utility commissions asked the FCC to require non-dominant interexchange carriers to give at least 30 days advance written notice to their presubscribed customers of any material change to the rates, terms or conditions of a carrier-customer agreement. The coalition argued that since detariffing took effect, customer agreements generally offered by interexchange carriers reserve for the carriers the right to unilaterally change rates, terms and conditions at any time, thereby preventing consumers from making informed decisions regarding the terms under which they acquire service from carriers. To date, the FCC has not instituted such a proceeding. If adopted, such requirements could constrain our ability to modify our rates, terms and conditions in response to competitive market pressures.

Advanced Services

Section 706 of the 1996 Act requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans, and Section 10 of the 1934 Act requires the FCC to forbear from applying regulation where forbearance from regulation would be in the public interest. Several incumbent local exchange companies have petitioned the FCC pursuant to these provisions to modify or eliminate network unbundling obligations related to these advanced services, or to forbear from imposing the FCC’s unbundling and interconnection rules. In addition, incumbent local exchange companies have filed similar petitions asking the FCC to bar competitive carriers like us from billing and collecting interexchange carrier switched access charges when providing service through the use of the local switching unbundled network element. If any of these petitions for waiver or forbearance are approved by action or inaction of the FCC, our access to critical unbundled network elements could be thwarted, or our ability to collect switched access charges could be forestalled, which could have a material adverse effect on our operations.

Universal Service

Section 254 of the 1934 Act and the FCC's implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the Universal Service Fund, or USF. The USF supports four programs administered by the Universal Service Administrative Company with oversight from the FCC: (i) communications and information services for schools and libraries, (ii) communications and information services for rural health care providers, (iii) basic telephone service in regions characterized by high communications costs or low income levels, and (iv) interstate common line support. Periodic USF contribution requirements currently are measured and assessed based on the total subsidy funding needs and each contributor's percentage of the total of certain interstate and international end user communications revenues reported to the FCC by all communications carriers. We measure and report our revenues in accordance with rules adopted by the FCC. The contribution rate factors are calculated and revised quarterly and we are billed for our contribution requirements each month based on projected interstate and international end-user communications revenues, subject to periodic true up.

USF contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component of the rate charged for communications services or as a separately invoiced line item. Since April 1, 2003, communications carriers have been prohibited from using a separate line item on invoices to identify, as a recovery of USF contributions, amounts that exceed the rate of actual USF contributions.

A proceeding pending before the FCC has the potential to significantly alter our USF contribution obligations. The FCC is considering changing the basis upon which our USF contributions are determined from a revenue percentage measurement to a connection or telephone number measurement. Adoption of this proposal could have a material adverse affect on our costs, our ability to separately list USF contributions on end-user bills and our ability to collect these fees from our customers.

The application and effect of changes to the USF contribution requirements and similar state requirements on the communications industry generally and on certain of our business activities cannot be predicted. If our collection procedures result in over-collection, we could be required to make reimbursements of such over-collection and be subject to penalty, which could have a material adverse affect on our business, financial condition and results of operations. If a federal or state regulatory body determines that we have incorrectly calculated or remitted any USF contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. No such proceeding has been commenced at this time against us.

Telephone Numbering

The FCC oversees the administration and the assignment of local telephone numbers, an important asset to voice carriers, by NeuStar, Inc., in its capacity as North American Numbering Plan Administrator. Extensive FCC regulations govern telephone numbering, area code designation and dialing procedures. Since 1996, the FCC has permitted businesses and residential customers to retain their telephone numbers when changing local telephone companies, referred to as Local Number Portability. The availability of number portability is important to competitive carriers like us, because customers, especially businesses, may be less likely to switch to a competitive carrier if they cannot retain their existing telephone numbers.

The FCC and state public utility commissions work with industry groups and companies to address potential problems stemming from the depletion in certain markets of the pool of telephone numbers that communications service providers make available to their customers. If a sufficient number of telephone numbers are not available to us in a market, our operations in that market may be adversely affected or we may be unable to enter that market until sufficient numbers become available.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act, or CALEA, requires communications providers to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant, and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. Because we provide facilities-based services, we incur costs in meeting these requirements. Noncompliance with these requirements could result in substantial fines. Although we will attempt to comply, we cannot assure that we would not be subject to a fine in the future.

Network Information

FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information, or CPNI, includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC's initial CPNI rules prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. Certain states have also adopted state-specific CPNI rules. We use our subscribers' CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, correcting our internal customer systems and CPNI processes could generate significant administrative expenses.

Regulation of Internet Service Providers and VoIP

To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the USF. Nevertheless, regulations governing the disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services. In addition, Congress has passed a number of laws that concern the Internet and Internet users. Generally, these laws limit the potential liability of ISPs and hosting companies that do not knowingly engage in unlawful activity. Congress is actively considering a variety of Internet regulation bills, some of which, if signed into law, could impose obligations on us to monitor the Internet activities of our customers.

Where communications service providers have offered enhanced services in addition to their communications services, the FCC and state public utility commissions generally have exempted the enhanced service component and its associated revenue from legacy communications regulations. Some of the services we provide are enhanced services. Future and pending FCC and state proceedings may significantly affect our future provision of enhanced services.

The use of the public Internet and private Internet protocol networks to provide voice communications services, including voice-over-Internet protocol, or VoIP, is a relatively recent market development. The provision of such services is largely unregulated within the United States. In a 1998 Report to Congress, the FCC declined to conclude that IP telephony services constitute telecommunications services and stated that it would undertake a subsequent examination of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered telecommunications carriers such that they could be subject to regulations governing traditional telephone companies. The FCC also stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same characteristics as traditional communications services and to the extent the providers of those services utilize circuit-switched access in the same manner as interexchange carriers, the FCC may find it reasonable to require that IP telephony providers pay charges similar to access charges. The FCC recognized, however, that it should consider forbearing from imposing rules that would apply to phone-to-phone Internet telephony providers if they were classified as telecommunications carriers. To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services.

Several pending FCC proceedings will affect the regulatory status of Internet telephony. On February 12, 2004, the FCC adopted a notice of proposed rulemaking to address, in a comprehensive manner, the future regulation of services and applications making use of Internet protocol, including VoIP. In the absence of federal legislation, we expect that through this IP-Enabled Services proceeding the FCC will resolve certain regulatory issues relating to VoIP services and develop a regulatory framework that is unique to IP telephony providers or that subjects VoIP providers to minimal regulatory requirements. We cannot predict when the FCC may take such actions. The FCC may determine that certain types of Internet telephony should be regulated like basic interstate communications services, rendering VoIP calls subject to the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis. The FCC also may conclude that Internet telephony providers should contribute to the USF. The FCC's pending review of intercarrier compensation policies (discussed above) also may have an adverse impact on enhanced service providers.

In a series of decisions issued in 2004, the FCC clarified that the FCC, not the state public utility commissions, has jurisdiction to decide the regulatory status of certain IP-enabled services, including certain types of VoIP. On November 12, 2004, in response to a request by Vonage Holdings Corp. (Vonage), a VoIP services provider, the FCC issued an order preempting the Minnesota PUC from imposing traditional telephone company regulation of VoIP service, finding that the FCC alone could make such decisions because the service cannot be separated into interstate and intrastate communications without negating federal rules and policies. In September 2003, the Minnesota PUC had issued an order requiring Vonage to comply with Minnesota laws that regulate telephone companies. That order was appealed to the U.S. District Court for the District of Minnesota, which issued a permanent injunction based on its determination that federal communications law preempts the Minnesota PUC from imposing state law common carrier telecommunications regulations on information service providers such as Vonage. The Minnesota PUC appealed the judgment to the U.S. Court of Appeals for the Eighth Circuit. While the appeal was pending, the FCC issued its preemption order. In an order filed December 22, 2004, the Eighth Circuit concluded that the intervening FCC preemption order was binding on the court and could not be challenged in the litigation. On that basis, the Court of Appeals affirmed the judgment of the district court, that the Minnesota PUC did not have jurisdiction to regulate the provision of the Vonage services. Four state commissions, including Minnesota, and the National Association of State Utility Consumer Advocates (NASUCA) have asked federal appeals courts to overturn the FCC’s November 2004 order.

On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange companies from imposing traditional circuit-switched access charges on phone-to-phone IP services. In April 2004, the FCC issued an order concluding that, under current rules, AT&T's phone-to-phone IP telephony service is a telecommunications service upon which interstate access charges may be assessed. AT&T's service consists of an interexchange call initiated by an end user who dials 1 + the called number from a regular telephone. When the call reaches AT&T's network, AT&T converts it into an IP format and transports it over AT&T's Internet backbone. AT&T then converts the call back from the IP format and delivers it to the called party through local exchange carrier local business lines. This decision is thus limited to interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the public switched telephone network; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end users due to the provider's use of IP technology. The FCC made no determination regarding retroactive application of its ruling, and stated that the decision does not preclude it from adopting a different approach when it resolves the IP-Enabled Services or Intercarrier Compensation rulemaking proceedings.

On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its Free World Dialup service, which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in the 1934 Act. The FCC granted the pulver.com petition on February 12, 2004, establishing that Free World Dialup is an information service, as defined in the 1934 Act. The FCC limited this finding to VoIP services that, like Free World Dialup, exist solely as an Internet application, similar to electronic mail and instant messaging, and which do not rely on the public switched telephone network. Information services are subject to federal regulatory authority, but may not be regulated by state authorities.

On December 23, 2003, Level 3 Communications LLC filed a petition asking the FCC to forbear from applying interstate and intrastate access charges to VoIP communications. The FCC issued a Public Notice in January 2004 seeking comment on the petition and a decision is expected in March 2005.

 On February 23, 2005, the FCC denied a petition filed by AT&T requesting that the FCC deem its “enhanced” prepaid calling card plan interstate and informational in nature, and thus exempt from universal service and intrastate access charge payments. The FCC ruled that the AT&T prepaid calling cards at issue constituted “telecommunications service” that is subject to the assessment of switched access charges and universal service fund assessments. The FCC also requested further comment on whether other types of prepaid cards, including those that provide callers the option to listen to information or are transmitted using internet protocol technology, are also subject to switched access charge and universal service fund assessment.

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing and 911 emergency access, may be subject to federal or state regulation. For instance, in 2002 the FCC undertook an examination of whether emergency 911 requirements should be extended to packet-based networks and services. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from Regional Bell Operating Companies or other communications companies could increase our costs of providing service.

Taxes and Regulatory Fees

We are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to a 3% Federal excise tax on communications service, FCC regulatory fees and public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

On July 2, 2004, the Internal Revenue Service issued an advance notice of proposed rulemaking asking for public comment on expanding the current 3% excise tax to new communications services, such as VoIP and other IP-based services, applications, and technologies, to reflect changes in technology. The comment cycle ended September 30, 2004. We cannot predict the outcome of this proceeding on our business.

State Regulation

The 1934 Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the PUC and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity or similar authorization before we may commence the provision of communications services in a state. We have obtained Certificates of Public Convenience and Necessity to provide facilities-based or resold competitive local and interexchange service in every state, including the District of Columbia. As our local service business expands, we may offer additional intrastate services and may become subject to additional state regulations.

In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements and obligations to contribute to state universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, and to establish rates through arbitration for interconnection, including rates for unbundled network elements.

We also are subject to state laws and regulations regarding slamming, cramming and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any particular state. State commissions have issued or proposed several substantial fines against competitive local exchange companies for slamming or cramming. The risk of financial damage from slamming, in the form of fines, penalties and legal fees and costs, and to business reputation is significant. A slamming complaint before a state commission could generate substantial litigation expenses. In addition, state law enforcement authorities may use their consumer protection authority against us if we fail to meet applicable state law requirements.

States also retain the right to sanction a service provider or to revoke certification if a service provider violates relevant laws or regulations. If any regulatory agency were to conclude that we are or were providing intrastate services without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues, or refusal to grant regulatory authority necessary for the future provision of intrastate services.

We may be subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuance of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained in due course, there can be no assurance that state commissions would grant us authority to complete any of these transactions, or that such authority would be granted on a timely basis.

Rates for intrastate switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and /or terminated. Such regulation by states could have a material adverse affect on our revenues and business opportunities within that state. State public utility commissions also regulate the rates incumbent local exchange companies charge for interconnection of network elements with, and resale of services by, competitors. In response to the USTA II decision and the FCC's ongoing TRO proceedings, some state commissions have continued proceedings to address issues affecting the rates, terms and conditions of intrastate services while other states suspended or terminated their proceedings. Any such proceedings may affect the rates, terms, and conditions contained in our interconnection agreements. The pricing, terms and conditions under which the incumbent local exchange company in each of the states in which we currently operate offers such services may preclude our ability to offer a competitively viable and profitable product within these and other states prospectively.

Some states are considering enactment of legislation that would deregulate incumbent local exchange company broadband facilities and services. If such legislation became law, it could prevent state regulators from requiring that incumbent local exchange companies allow competitive carriers to interconnect with critical facilities used to provide broadband services on reasonable terms.

On January 6, 2005, the Michigan Public Service Commission (Michigan PSC) issued an order that will allow SBC Michigan to deregulate its rates for business local exchange service in key area exchanges (Access Area A) where it competes with us for a one-year trial period, effective January 7, 2005 through January 6, 2006. The commission’s decision comes in response to notices filed with the commission by SBC on Oct. 26, 2004, which stated that competitive markets exist for its local exchange services in all but northern Michigan and the Upper Peninsula. SBC argued that the services and listed areas meet the criteria for competitive classification outlined in section 208 of the Michigan Telecommunications Act (MTA). The Michigan PSC determined that only the rates for business basic local exchange service would be classified as competitive, while other aspects of service - including licensing, interconnection obligations, local calling areas, Lifeline, and “911” - would remain subject to regulation. The one-year trial period will allow the Michigan PSC to assess the effects of the FCC’s phase out of the unbundled network element platform and allow it to decide whether to make the competitive declaration permanent. The PSC also scheduled further proceedings to address whether it should grant SBC’s request to deregulate its business basic local exchange service in the less densely populated areas exchanges (Access Area B) and its residential basic local exchange service. If successful in these actions, it is possible that SBC will be able to offer extremely low promotional prices and then increase these prices without review or approval of the Michigan PSC. Presently, SBC cannot increase these prices without prior approval from the Michigan PSC due to the designation of these local services as a regulated service. By changing the characterization of these services to deregulated services, it will be difficult for us to compete with SBC. We cannot predict the outcome of such further proceedings.

Also on January 6, 2005, the U.S. District Court for the Eastern District of Michigan granted a motion for summary judgment filed by SBC Michigan for injunctive relief against the Michigan PSC’s June 2004 approval of an interim batch hot cut process. The Michigan PSC had approved an interim batch hot cut process and ordered the parties to engage in collaborative discussions to reach agreements regarding the content and testing procedures for a permanent batch hot cut migration process. SBC in July 2004 asked the court to preliminarily enjoin the Michigan PSC from enforcing the order. SBC argued that the Michigan PSC was acting under a delegation of authority from the FCC, which the D.C. Circuit subsequently held unlawful in USTA II. The district court agreed with SBC that the appeals court ruling vacated the Michigan PSC’s authority to adopt batch hot-cut requirements. The Michigan PSC appealed this decision to the Sixth Circuit on February 7, 2005. We cannot predict the outcome of any such appeal if it is filed.

Local Regulation

In some municipalities where we have installed facilities, we are required to pay license or franchise fees based on a percentage of our revenue generated from within the municipal boundaries. We cannot guarantee that fees will remain at their current levels following the expiration of existing franchises or that other local jurisdictions will not impose similar fees.

Federal and State Regulation of Marketing

Our current and past direct and partner marketing efforts all require compliance with relevant federal and state regulations that govern the sale of telecommunication services. The FCC and many states have rules that prohibit switching a customer from one carrier to another without the customer’s express consent and specify how that consent must be obtained and verified. Most states also have consumer protection laws that further define the framework within which our marketing activities must be conducted. While directed at curbing abusive marketing practices, the design and enforcement of these rules can have the incidental effect of entrenching incumbent local exchange companies and hindering the growth of new competitors, such as our business.

Our marketing efforts are carried out through a variety of marketing programs, including referrals from existing customers, outbound telemarketing, direct sales through independent agents, broadcast media, online marketing initiatives and direct mail. Restrictions on the marketing of telecommunication services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized change of a customer’s service from one carrier to another carrier) and "cramming" (the unauthorized provision of additional telecommunication services). The 1996 Act strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements for the verification of orders for telecommunication services and establishing additional financial penalties for slamming. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. On October 1, 2003, the FCC's rules and regulations governing the creation and enforcement of national "do not call" databases became effective, which has had the effect of reducing the total number of leads available to us for outbound telemarketing (which is currently one of our important sales channels) in a given market. On February 18, 2005, the FCC released new rules that clarified certain aspects of the national “do not call” database. Notwithstanding, we can still market to these leads through our other sales channels, including direct mail. Our marketing activities have subjected us to investigations or enforcement actions by government authorities. The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of our marketing efforts and subject them to enforcement actions, which may have an adverse effect on us.

Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunication carriers such as us. For example, the FCC rules that restrict the use of "customer proprietary network information" (information that a carrier obtains about its customers through their use of the carrier’s services) may make it more difficult for us to market additional telecommunication services (such as local and wireless), as well as other services and products, to our existing customers.

Other Domestic Regulation

We are subject to a variety of federal, state, and local environmental, safety and health laws, and regulations governing matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species and the health and safety of employees. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination.

We operate several sites in connection with our operations. We are not aware of any liability or alleged liability at any operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on us. Although we monitor our compliance with environmental, safety and health laws and regulations, we cannot give assurances that it has been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions by federal, state and local governmental authorities if we fail to obtain required permits or violate applicable laws and regulations.

CORPORATE HISTORY AND INFORMATION

Talk America Inc. (formerly, Talk.com Holding Corp. and Tel-Save, Inc.), our predecessor and now our principal operating subsidiary, was incorporated in Pennsylvania in May 1989 as a provider of long distance phone service. We were incorporated in June 1995. In 2000, we decided to expand beyond our historical long distance service offerings and utilize the unbundled network element platform to enter the large local telecommunications market and diversify our product portfolio through the bundling of local service with our core long distance service offerings. In 2003 we began to develop our own local network to reduce our reliance upon the unbundled network element platform and expect to continue using our own local network to provide services to new customers.

The address of our current principal executive offices is 12020 Sunrise Valley Drive, Suite 250, Reston, Virginia 20190, and our telephone number is (703) 391-7500. Our web addresses are www.talkamerica.com and www.talk.com. We make available free of charge on our websites, www.talkamerica.com and www.talk.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.

EMPLOYEES

As of December 31, 2004, we employed approximately 1,200 persons. We consider relations with our employees to be good.

ITEM 2. PROPERTIES.

We lease 11,000 square feet of office space in Reston, Virginia, that serves as our headquarters and is the location of executive and marketing and network personnel. We own a 24,000 square foot facility in New Hope, Pennsylvania that is the location of certain other executives and our finance, legal and information technology development personnel and some of our marketing personnel. We also lease properties in the cities in which switches for our network have been installed (New York, New York; San Francisco, California; Chicago, Illinois; Dallas, Texas; Jacksonville, Florida; and Southfield, Michigan). We lease 3,500 square feet of office space in Chicago, Illinois for additional information technology development personnel.

With respect to our sales, provisioning and customer service operations, we own a 32,000 square foot facility located in Palm Harbor, Florida. We also lease the following facilities for sales, provisioning and customer service operations: a 29,000 square foot facility in Orlando, Florida; a 5,000 square foot facility in Greenville, South Carolina; a 25,000 square foot facility in Palm Harbor, Florida, and; a 8,000 square foot facility in New Port Richey, Florida.

ITEM 3. LEGAL PROCEEDINGS.

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services (including matters involving do not call and billing regulations), as well as certain legal actions and regulatory matters arising in the ordinary course of business. We believe that the ultimate outcome of the foregoing actions will not result in a liability that would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 11, 2005, were as follows:

Name	Age	Position

Edward B. Meyercord, III (1)	39	Chief Executive Officer, President and Director
Warren Brasselle	47	Executive Vice President - Network Operations
Jeffrey Earhart	43	Executive Vice President - Customer Operations
Aloysius T. Lawn, IV	46	Executive Vice President - General Counsel and Secretary
Timothy W. Leonard	44	Chief Information Officer
Thomas Walsh	45	Senior Vice President - Finance and Treasurer
David G. Zahka	45	Chief Financial Officer

(1)	Director whose term expires in 2006.

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

JEFFREY EARHART. Mr. Earhart currently serves us as Executive Vice President - Customer Operations. Between 2000 and 2004, he served us as Senior Vice President - Customer Operations and between 1997 and 2000, as Vice President, Operations. Mr. Earhart originally joined us as our Director of Retail Sales and Provisioning in 1990, a position he held until 1992. Prior to rejoining us in 1997, Mr. Earhart served as President of Collective Communications Services, an independent long distance reseller of our long distance services.

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

THOMAS M. WALSH. Mr. Walsh joined us in September of 2000 and currently serves as our Senior Vice President - Finance and Treasurer. Before joining us, he served as director of finance at Comcast Cellular Communications, a telecommunications company, from 1996 to 1999, and Regional Controller of SBC Mobil Systems, a successor corporation, from 1999 to 2000. Prior to Comcast Cellular Communications, he worked for Call Technology Corporation, a telecommunications company, where he was responsible for all finance and accounting functions as Chief Financial Officer. Prior to his tenure with Call Technology Corporation, Mr. Walsh served as an Audit Manager for Ernst & Young. Mr. Walsh is a Certified Public Accountant.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information; Holders; Dividends

Our common stock, $.01 par value per share, is traded on the Nasdaq National Market under the symbol "TALK." As of March 11, 2005, there were approximately 886 record holders of our common stock. We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. High and low quotations listed below are actual closing sales prices as reported by the Nasdaq National Market:

Common Stock	Price Range Of Common Stock
	High	Low
2003
First Quarter	$7.34	$3.52
Second Quarter	13.26	6.78
Third Quarter	16.04	9.97
Fourth Quarter	15.39	9.68
2004
First Quarter	12.05	8.14
Second Quarter	10.05	7.07
Third Quarter	7.70	5.05
Fourth Quarter	7.47	5.01

Equity Compensation Plans and Securities

The following table sets forth certain information as of December 31, 2004 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by security holders	2,620,093	$7.35	459,429
Equity compensation plans not approved by security holders (2)	2,261,751	$9.64	219,155
Total	4,881,844	$8.41	678,584

(1)     Under all plans, if any shares subject to a previous award are forfeited, or if any award is terminated without issuance of shares or satisfied with other consideration, the shares subject to such award shall again be available for future grants.

(2)     These shares are primarily under our 2001 Non-Officer Long Term Incentive Plan, pursuant to which up to 1,666,666 shares of our common stock may be issued to our non-executive employees in the form of options, rights, restricted stock and incentive shares. The balance of these shares include shares issuable on exercise of certain options granted to non-executive employees and granted to executive officers in connection with their initial employment and without shareholder approval as permitted by the rules of Nasdaq. To the extent permitted by the rules of Nasdaq, there may be further grants of securities by option or otherwise without shareholder approval, both to non-executive employees and in connection with the initial employment of executive officers. See also Note 6 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report, which Note is incorporated herein by reference.

Stock Purchases

We made no purchases of our common stock in the quarter ended December 31, 2004. On June 1, 2004, we announced that our Board of Directors had authorized a share buy back program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time on the open market and private transactions. There is currently no stated expiration date for this program and through December 31, 2004, we had not purchased any shares under this program.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9B. OTHER INFORMATION.

    Effective as of March 15, 2005, we entered into a three-year employment agreement with Timothy Leonard. Under the contract, Mr. Leonard is entitled to a minimum annual base salary of  $250,000 and certain other perquisites made generally available to our senior executive officers.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

See the information regarding our executive officers included in Part I of this Annual Report under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT,” which information is incorporated herein by reference. Our directors, as of March 11, 2005, were as follows:

Name	Age	Position

Gabriel Battista (3)	60	Chairman of the Board of Directors
Mark Fowler (1)	63	Director
Robert Korzeniewski (1)	48	Director
Edward B. Meyercord, III (2)	39	Chief Executive Officer, President and Director
Ronald Thoma (3)	70	Director

(1)	Director whose term expires in 2005.
(2)	Director whose term expires in 2006.
(3)	Director whose term expires in 2007.

All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

GABRIEL BATTISTA. Mr. Battista currently serves as Chairman of our Board of Directors. From January 1999 through May 2001 Mr. Battista served as our Chairman of the Board of Directors, Chief Executive Officer and President. From May 2001 through December 2003, Mr. Battista served as our Chairman of the Board of Directors and Chief Executive Officer. From January 2004 through December 2004, Mr. Battista served as Executive Chairman of the Board of Directors; Mr. Battista’s term as an employee of the Company ended on December 31, 2004 (he continues as the non-executive Chairman of our Board and a Director). Prior to joining us in January of 1999 as a Director and Chief Executive Officer, Mr. Battista served as Chief Executive Officer of Network Solutions Inc., an Internet domain name registration company. Prior to joining Network Solutions, Mr. Battista served both as CEO and as President and Chief Operating Officer of Cable & Wireless, Inc., a telecommunication provider. His career also included management positions at US Sprint, GTE Telenet and The General Electric Company. Mr. Battista serves as a trustee of Capitol College and as a director of a privately held company.

MARK FOWLER. Mr. Fowler has been one of our Directors since September 1999. From 1981 to 1987, he was the Chairman of the FCC. From 1987 to 1994, Mr. Fowler was Senior Communications Counsel at Latham & Watkins, a law firm, and of counsel from 1994 to 2000. From 2000 through 2004, Mr. Fowler founded and served as Chairman of the Board of Directors of AssureSat, Inc., a provider of telecommunications satellite backup services. Since 2002, Mr. Fowler has been self-employed and pursuing investments in various companies and real estate. From 1991 to 1994, he was the founder, Chairman and Chief Executive Officer of PowerFone Holdings Inc., a telecommunications company. From 1994 to 2000 he was a founder and chairman of UniSite, Inc., a developer of antenna sites for use by multiple wireless operators. From 1999 to December 2002, Mr. Fowler served as a director of Pac-West Telecomm, Inc., a competitive local exchange carrier. From 1999 to date, Mr. Fowler has served as a director of Beasley Broadcast Group, a radio broadcasting company.

ROBERT KORZENIEWSKI. Mr. Korzeniewski has been one of our Directors since July 2003. He is currently the Executive Vice President, Corporate Development and Strategy, with VeriSign Inc., which provides infrastructure services for Internet and telecommunications networks. From 1996 to 2000, Mr. Korzeniewski served as Chief Financial Officer of Network Solutions, Inc., which was acquired by VeriSign in June 2000. From 1987 to 1996, he held a variety of senior financial positions with SAIC. Mr. Korzeniewski is a certified public accountant. He serves as a director of Kintera, Inc., a software provider for nonprofit organizations. Mr. Korzeniewski is also a director of a number of privately held companies.

EDWARD B. MEYERCORD, III. Mr. Meyercord currently serves as our Chief Executive Officer and President. From May 2001 through December 2003, Mr. Meyercord served as our President. He served as our Chief Financial Officer between August 1999 and December 2001 and Chief Operating Officer between January 2000 and May 2001. He joined us in September of 1996 as the Executive Vice President, Marketing and Corporate Development. Prior to joining us, Mr. Meyercord was a Vice President in the Global Telecommunications Corporate Finance Group at Salomon Brothers, Inc., based in New York. Prior to Salomon Brothers he worked in the corporate finance department at PaineWebber Incorporated. Mr. Meyercord has served as one of our Directors since 2001.

RONALD THOMA. Mr. Thoma is currently a business consultant, having retired in 2000 as an Executive Vice President of Crown Cork and Seal Company, Inc., a manufacturer of packaging products, where he had been employed since 1955. Mr. Thoma has served as one of our Directors since 1995.

Audit Committee. In 2004, the Audit Committee consisted of Mark S. Fowler, Robert Korzeniewski and Ronald R. Thoma. Our Board has determined that all of the members of the Audit Committee are independent, as that term is defined in the NASD’s listing standards. Our Board of Directors has also determined that Robert Korzeniewski is an "audit committee financial expert" as this term is defined in the rules and regulations adopted by the SEC.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of this code of ethics is posted on our internet website, www.talkamerica.com. We intend to satisfy our disclosure requirements regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our internet website, www.talkamerica.com.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain officers and persons who are the beneficial owners of more than 10 percent of our Common Stock are required to report their ownership of the Common Stock, options and certain related securities and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates in 2004. We believe that all of the required filings have been made in a timely manner. In making this statement, we have relied on copies of the reporting forms received by us.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information for the fiscal years ended December 31, 2004, 2003 and 2002 as to the compensation for services rendered paid by us to our Executive Chairman of the Board, to our Chief Executive Officer and to the five other most highly compensated executive officers whose annual salary and bonus exceeded $100,000.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary (1)	Bonus (1)	Securities Underlying Options/SARS

Gabriel Battista, Executive Chairman of	2004	$500,000	$1,000,000	--
the Board of Directors	2003	$500,000	$645,000	250,000(2)
	2002	$500,000	$535,000	--

Edward B. Meyercord, III, Chief	2004	$500,000	$310,000	--
Executive Officer, President and Director	2003	$350,000	$452,500	300,000(3)(4)
	2002	$350,000	$381,500	--

Aloysius T. Lawn, IV, Executive Vice	2004	$275,000	$139,900	--
President - General Counsel and	2003	$275,000	$287,800	60,000(3)
Secretary	2002	$275,000	$245,400	--

Warren A. Brasselle, Executive Vice	2004	$250,000	$127,500	--
President - Network Operations	2003	$250,000	$265,500	60,000(3)
	2002	$250,000	$233,500	8,333(5)

Timothy Leonard, Chief Information	2004	$250,000	$127,500	--
Officer	2003	$250,000	$265,500	60,000(3)
	2002	$224,039	$217,500	25,000(6)

Jeffrey Earhart, Executive Vice	2004	$250,000	$124,000	--
President - Customer Operations	2003	$230,000	$312,000	60,000(3)
	2002	$230,000	$333,000	--

David G. Zahka, Chief Financial Officer	2004	$250,000	$124,000	--
	2003	$250,000	$264,500	60,000(3)
	2002	$250,000	$233,500	--

(1)     The costs of certain benefits not properly categorized as salary or benefits are not included because they did not exceed, in the case of any executive officer named in the table, the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table.

(2)     Options to purchase shares of our common stock. Mr. Battista was granted options under our 2003 Long Term Incentive Plan to purchase 250,000 shares of our common stock at an exercise price of $10.49 per share that vest in one year.

(3)     Options to purchase shares of our common stock. Messrs. Meyercord, Lawn, Earhart, Brasselle, Zahka and Leonard were granted options under our 2003 Long Term Incentive Plan to purchase 200,000, 60,000, 60,000, 60,000, 60,000 and 60,000 shares, respectively, of our common stock at an exercise price of $10.49 per share that vest over three years.

(4)     Options to purchase shares of our common stock. Mr. Meyercord was granted options under our 1998 Long Term Incentive Plan to purchase 50,000 shares of our common stock at an exercise price of $10.49 per share that vest over three years. Mr. Meyercord was also granted options under our 2000 Long Term Incentive Plan to purchase 50,000 shares of our common stock at an exercise price of $10.49 per share that vest over three years.

(5)     Options to purchase shares of our common stock. Mr. Brasselle was granted options under our 1998 Long Term Incentive Plan to purchase 8,333 shares of our common stock at an exercise price of $1.53 per share that vest over three years.

(6)    Options to purchase shares of our common stock. In 2002, prior to Mr. Leonard becoming one of our executive officers, Mr. Leonard was granted options under our 2001 Non-Officer Long Term Incentive Plan to purchase 25,000 shares of our common stock at an exercise price of $1.53 per share that vest over three years.

During 2004, there were no grants of stock options to the executive officers named in the Summary Compensation Table, above. The following table sets forth certain information as to aggregated option/SAR exercises in our fiscal year ended December 31, 2004 and option/SAR values as of December 31, 2004 for each of the executive officers named in the Summary Compensation Table, above.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs ----------------------------- Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs (1) ----------------------------- Exercisable/Unexercisable
Gabriel Battista	0	0	883,332/83,333	$2,242,083.92/$51,666.46
Edward B. Meyercord, III	0	0	316,667/249,999	$763,500.00/$31,000.00
Aloysius T. Lawn, IV	0	0	148,332/85,833	$356,300.00/$28,416.46
Warren A. Brasselle	0	0	110,556/42,777	$319,540.02/$14,134.93
Timothy Leonard	0	0	101,666/48,333	$319,365.74/$42,414.97
Jeffrey Earhart	0	0	105,000/71,000	$305,400.00/$19,220.00
David G. Zahka	0	0	120,000/40,000	$542,000.00/$0.00

(1)     Calculated as the difference between the exercise/base-price of the options/SARs and a year-end fair market value of the underlying securities equal to $6.62.

Compensation Of Directors

We currently pay non-employee directors an annual retainer of $20,000. We also pay the Chairman of the Audit Committee an additional annual retainer of $5,000. The Board approved grants of options to Messrs. Fowler, Thoma and Korzeniewski on December 22, 2004, to purchase 15,000 shares of Common Stock each under the 1998 Long Term Incentive Plan at the market value on the date of grant, who are non-employee directors. Non-employee directors are also reimbursed for reasonable expenses incurred in connection with attendance at Board meetings or meetings of committees thereof.

Employment Contracts

Edward B. Meyercord, III entered into a three-year employment agreement to serve as our Chief Executive Officer and President effective as of January 1, 2004. Commencing in 2004, under the contract, Mr. Meyercord is entitled to a minimum annual base salary of $500,000 and certain other perquisites made generally available to our senior executive officers.

Aloysius T. Lawn, IV entered into a three-year employment agreement effective as of July 30, 2004. Under the contract, Mr. Lawn is entitled to a minimum annual base salary of $275,000 and certain other perquisites made generally available to our senior executive officers.

Warren Brasselle entered into a three-year employment agreement effective as of July 30, 2004. Under the contract, Mr. Brasselle is entitled to a minimum annual base salary of $250,000 and certain other perquisites made generally available to our senior executive officers.

Timothy Leonard entered into a three-year employment agreement effective as of March 15, 2005. Under the contract, Mr. Leonard is entitled to a minimum annual base salary of $250,000 and certain other perquisites made generally available to our senior executive officers.

Jeffrey Earhart entered into a three-year employment agreement effective as of July 30, 2004. Under the contract, Mr. Earhart is entitled to a minimum annual base salary of $250,000 and certain other perquisites made generally available to our senior executive officers.

David G. Zahka entered into a three-year employment agreement effective as of July 30, 2004. Under the contract, Mr. Zahka is entitled to a minimum annual base salary of $250,000 and certain other perquisites made generally available to our senior executive officers.

Each of the employment agreements for Messrs. Meyercord, Lawn, Brasselle, Leonard, Earhart and Zahka provides for immediate vesting of options in event of a "change of control" (as defined in the agreements) of us and provides for severance benefits in the event employment is terminated by us without cause prior to the end of the term and for a certain period beyond the end of the term in the event of a "change of control." The severance benefits in the event employment is terminated by us without cause prior to the end of the term are generally the payment of an amount equal to one year’s base salary plus all bonus amounts due such executive at the time of termination, as well as the continuation of various employee benefits for one year. The severance benefits in the event employment is terminated for a certain period beyond the end of the term in the event of a "change of control" are generally the payment of an amount equal to one year’s base salary plus all the average annual incentive bonus earned by the executive in the preceding four years, as well as the continuation of various employee benefits for one year.

Each of the above-described agreements requires the executive to maintain the confidentiality of our information and assign any inventions to us. In addition, each of the executive officers has agreed that he will not compete with us by engaging in any capacity in any business that is competitive with our business during the term of his respective agreement and thereafter for specified periods.

Each of our executive officers is entitled to particiapte in our long-term incentive plans and in annual bonus plans that may be established by our Board of Directors or the compensation committee thereof.

Compensation Committee Interlocks And Insider Participation

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Compensation Plans and Securities table from Item 5 of this Annual Report is incorporated herein by reference.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 10, 2005 (except as otherwise noted) by (i) each stockholder who is known by us to own beneficially more than five percent of the outstanding common stock, (ii) each of our directors and nominees for director, (iii) each of the executive officers named below and (iv) all our current directors and executive officers as a group. Except as otherwise indicated below, we believe that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares.

Name of Beneficial Owner or Identity of Group	Number of Shares Beneficially Owned (1)	Percent of Shares Beneficially Owned

Paul Rosenberg 650 N. E. 5th Avenue Boca Raton, Fl 33432	1,919,995(2)	7.2%
LSV Asset Management One North Wacker Drive, Suite 4000 Chicago, IL 60606	1,466,940(3)	5.5%
CCM Master Qualified Fund, Ltd., Coghill Capital Management, LLC and Clint D. Coghill One North Wacker Drive, Suite 4350 Chicago, IL 60606	2,612,117(4)	9.8%

Gabriel Battista	928,333(5)	3.4%
Mark S. Fowler	122,374(5)	*
Edward B. Meyercord, III	417,043(5)	1.5%
Ronald R. Thoma	44,311(5)	*
Robert Korzeniewski	7,667(5)	*
Aloysius T. Lawn, IV	225,381(5)	1.0%
Jeffrey Earhart	140,768(5)	1.0%
Warren Brasselle	123,166(5)	*
Timothy Leonard	125,999(5)	*
David G. Zahka	126,666(5)	*
All directors and executive officers as a group (11 persons)	2,348,374(5)	8.2%

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

(3)     The foregoing information is derived from the Schedule 13G filed by LSV Asset Management on February 11, 2005. This Schedule indicates that, as of December 31, 2004, LSV Asset Management had beneficial ownership of 1,466,940 shares, with sole power to vote or to direct the vote for 871,940 shares and sole power to dispose or to direct the disposition of 1,466,940 shares.

(4)     The foregoing information is derived from the Schedule 13G/A filed by CCM Master Qualified Fund, Ltd., Coghill Capital Management, LLC and Clint D. Coghill on February 9, 2005. This Schedule indicates that, as of December 31, 2004, CCM Master Qualified Fund, Ltd., Coghill Capital Management, LLC and Clint D. Coghill had beneficial ownership of 2,612,117 shares, with shared voting power for 2,612,117 shares and shared dispositive power for 2,612,117 shares.

(5)     Includes shares of our common stock that could be acquired upon exercise of options exercisable within 60 days after March 10, 2005 as follows: Gabriel Battista - 883,332; Mark S. Fowler - 35,000; Edward B. Meyercord III - 366,667; Ronald R. Thoma - 25,000; Robert Korzeniewski - 6,667; Aloysius T. Lawn IV - 194,165; Jeffrey Earhart - 136,000; Warren Brasselle - 113,333; Timothy Leonard - 109,999; David G. Zahka - 120,000; and all directors and executive officers as a group - 2,073,496.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective as of January 1, 2005, Mr. Gabriel Battista, whose term as the executive chairman of our board of directors and an employee (he continues as the non-executive chairman of our board and a director) ended on December 31, 2004, entered into a one-year consulting agreement with Talk America Holdings, Inc. pursuant to which consulting agreement Mr. Battista will provide consulting services to us in exchange for monthly compensation of $25,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

 During our fiscal years ended December 31, 2004 and 2003, PricewaterhouseCoopers LLP provided services to us in the following categories and amounts:

Description	2004	2003
Audit Fees	$715,900	$358,600
Audit-Related Fees	$0	$0
Tax Fees	$8,696	$2,440
All Other Fees	$1,500	$6580

In the above table, “audit fees” are fees we paid to PricewaterhouseCoopers LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K and review of financial statements included in our Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit related fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “audit fees;” “tax fees” are fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning services; and “all other fees” are fees billed by PricewaterhouseCoopers LLP to us for any services not included in the first three categories, including the annual subscription fee for an online information service.

The Audit Committee has determined that the services provided by PricewaterhouseCoopers LLP to us that were not related to its audit of our financial statements were at all relevant times compatible with that firm's independence and approved all such services.

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee may delegate pre-approval of audit and non-audit services to a subcommittee of the Audit Committee, provided that any decisions made by such subcommittee shall be presented to the full Audit Committee at its next scheduled meeting.

In 2004, the Audit Committee pre-approved 100% of the services provided by our independent auditors.

PART IV

ITEM 15. EXHIBITS

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

4.3	Form of Warrant Agreement for MCG Credit Corporation dated August 9, 2000 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.4	Form of Warrant Agreement for MCG Credit Corporation dated October 20, 2000 (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.5	Form of Warrant Agreement for MCG Finance Corporation dated October 20, 2000 (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Employment Agreement with Aloysius T. Lawn, IV dated July 30, 2004 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.2	Employment Agreement with Edward B. Meyercord, III dated January 1, 2004 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2003).*

10.3	Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 33-94940)).*

10.4	Stock Option Agreement, dated as of November 13, 1998, with Gabriel Battista (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 20, 1999).*

10.5	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K dated January 20, 1999).*

10.6	2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-4 (No. 333-40980)). *

10.7
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

10.9	Employment Agreement with Thomas M. Walsh dated as of August 7, 2000 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated November 14, 2000).*

10.10	Indemnification Agreement with Thomas M. Walsh dated as of August 7, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated November 14, 2000).*

10.11	Non-Qualified Stock Option Agreement with Thomas M. Walsh dated as of August 7, 2000 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated November 14, 2000).*

10.12
Lease by and between Talk.com Holding Corp. and University Science Center, Inc. dated April 10, 2000 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.13
Lease by and between The Other Phone Company, dba Access One Communications and University Science Center, Inc. dated December 8, 1999 (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.14	Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 (File No. 333-52166).*

10.15	Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 (File No. 333-52166).*

10.16	Employment Agreement with Jeffrey Earhart dated July 30, 2004 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.17	Employment Agreement with Warren Brasselle dated July 30, 2004 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.18	Employment Agreement with Timothy Leonard dated March 15, 2005 (filed herewith).*

10.19
Sublease Agreement by and between Talk America Inc. and Food Lion, LLC, dated as of November 26, 2003 (incorporated by reference to Exhibit 10.23 to our annual Report on Form 10-K for the year ended December 31, 2003).

10.20	Lease by and between Talk America Inc. and BTS Owners LLC, dated as of July 1, 2003 (incorporated by reference to Exhibit 10.24 to our annual Report on Form 10-K for the year ended December 31, 2003).

10.21
First Amendment, dated as of September 19, 2001, to the Rights Agreement dated as of August 19, 1999, by and between Talk America Holdings, Inc. and First City Transfer Company, as Rights Agent (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 24, 2001).

10.22	Employment Agreement with David G. Zahka dated July 30, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.23	Our 2001 Non-Officer Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 (File No. 333-74820).*

10.24	Second Amendment to Office Lease by and between TMT Reston Plaza and II, Inc. and Talk America Inc., dated November 3, 2004 (filed herewith).

10.25
Office Lease by and between Reston Plaza I and II, LLC and Talk.com, Inc. dated as of April 28, 2000 (incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.26	Our 2003 Long Term Incentive Plan (incorporated by reference to Exhibit B of our Definitive Proxy Statement filed on May 6, 2003).*

10.27
Second Amendment to Rights Agreement, dated as of December 13, 2002, to the Rights Agreement dated as of August 19, 1999, by and between Talk America Holdings, Inc., First City Transfer Company and Stocktrans, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2002).

10.28
Lease Agreement by and between Jeffrey M. Baumrucker and Monique M. Baumrucker and Talk America Inc. dated as of July 7, 2003 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.29	Summary Description of 2004 Supplemental Incentive Compensation Plan (filed herewith). *

10.30	2004 Bonus Program Summary Description (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated February 23, 2005). *

10.31
Consulting Agreement between Talk America Holdings, Inc. and Gabriel Battista, dated as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 1, 2005).

10.32	Office Lease by and between TMT Reston I & II, Inc. and Talk America Inc. dated as of November 3, 2004 (filed herewith).

10.33	Indemnification Agreement with Edward B. Meyercord, III dated January 1, 2004 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.34	Employment Agreement with Gabriel Battista dated January 1, 2004 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Our Subsidiaries (filed herewith).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2005

                                          TALK AMERICA HOLDINGS, INC.

                                          By:  /s/ Edward B. Meyercord, III
                        Edward B. Meyercord, III
                        Chief Executive Officer, President
                        and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE              TITLE                  DATE

______/s/ Edward B. Meyercord III      Chief Executive Officer,                             March 16, 2005
 Edward B. Meyercord, III                 President and Director
                       (Principal Executive Officer)

____ /s/ David G. Zahka_______     Chief Financial Officer                                 March 16, 2005
David G. Zahka               (Principal Financial Officer)

___/s/ Thomas M. Walsh _____   Senior Vice President - Finance                     March 16, 2005
Thomas M. Walsh         and Treasurer
                       (Principal Accounting Officer)

____/s/ Gabriel Battista________    Chairman of the Board                                 March 16, 2005
Gabriel Battista        of Directors

____/s/ Mark S. Fowler________       Director                                                  March 16, 2005
Mark S. Fowler

____/s/ Robert J. Korzeniewski__                 Director                                                   March 16, 2005
Robert J. Korzeniewski

   /s/ Ronald R. Thoma                                              Director                                                     March 16, 2005
Ronald R. Thoma