Form 10-K/A
period 2003-12-31
TALK AMERICA HOLDINGS INC
filed 2005-03-28
CIK 948545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K/A
(AMENDMENT NO. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders.                           Part III

Explanatory Note

Talk America Holdings, Inc. is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 12, 2004, as previously amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on May 7, 2004 (as so amended, the “Original 10-K”), for the purpose of restating our consolidated financial statements (as previously restated) for the year ended December 31, 2003 (including the quarters thereof) to reflect corrections of the following errors:

 Item #:

1.
Revenue for each of the four quarters of 2003 and the year ended December 31, 2003 was increased to recognize certain customer fees previously recorded in sales, use and excise tax liabilities, with corresponding increases in operating income, net income, net income per share-basic and net income per share-diluted, along with corresponding reductions of sales, use and excise tax liabilities;

2.
The number of diluted weighted average common and common equivalent shares outstanding for each of the third and fourth quarters 2003 and year ended December 31, 2003 was decreased to reflect the inclusion of assumed tax benefits in the proceeds used to repurchase shares in the application of the treasury stock method of accounting for outstanding options, with a corresponding increase in diluted net income per share for each of these periods;

3.
Income tax expense for each of the third and fourth quarters 2003 and year ended December 31, 2003 was reduced to reflect additional deferred tax assets relating to net operating loss carryforwards due to (a) a correction in the calculation of net operating losses utilized in 2003 to reflect the deductibility of state income taxes and (b) a correction to the calculation of state deferred tax assets, with corresponding increases in net income, net income per share-basic and net income per share-diluted for each of these periods; and

4.
Deferred tax assets were increased by $6.5 million and goodwill was decreased by a corresponding amount beginning in the third quarter 2003 and for the year ended December 31, 2003 to record the deferred tax asset associated with acquired net operating loss carryforwards.

The effect of these items is reflected in our consolidated financial statements contained in Item 8 of this Amendment No. 2, with corresponding changes reflected in  Item 6, Selected Consolidated Financial Data, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures. The effect of these items on our consolidated statement of operations for the year ended December 31, 2003 is summarized in the following table. Each of the adjustments shown in the table includes a bracketed reference, by the item numbers set forth above, to the financial item or items described above giving rise to such adjustment.

(in 000s, except per share data)	2003
	Q1 (Unaudited)	Q2 (Unaudited)	Q3 (Unaudited)	Q4 (Unaudited)	Year
Revenues:
Reported	$87,843	$93,748	$99,929	$101,143	$382,663
Adjustments [1]	359	158	249	264	1,030
As Restated	$88,202	$93,906	$100,178	$101,407	$383,693

Operating Income:
Reported	$15,179	$19,027	$17,620	$13,432	$65,258
Adjustments [1]	359	158	249	264	1,030
As Restated	$15,538	$19,185	$17,869	$13,696	$66,288

Pre-Tax Income:
Reported	$14,961	$17,500	$16,106	$12,197	$60,763
Adjustments [1]	359	158	249	264	1,030
As Restated	$15,320	$17,658	$16,355	$12,461	$61,793

Income Tax Expense (Benefit):
Reported	$5,835	$6,825	$(35,460)	$5,103	$(17,697)
Adjustments [1] [3]	141	62	(2,287)	(243)	(2,327)
As Restated	$5,976	$6,887	$(37,747)	$4,860	$(20,024)

Net Income:
Reported	$9,126	$10,675	$51,566	$7,094	$78,461
Adjustments [1] [3]	217	96	2,536	507	3,356
As Restated	$9,343	$10,771	$54,102	$7,601	$81,817

Basic EPS:
Reported	$0.35	$0.41	$1.96	$0.27	$2.99
Adjustments [1] [2] [3]	--	--	0.09	0.02	0.11
As Restated	$0.35	$0.41	$2.05	$0.29	$3.10

Fully Diluted EPS:
Reported	$0.32	$0.37	$1.74	$0.25	$2.75
Adjustments [1] [2] [3]	--	--	0.14	0.02	0.19
As Restated	$0.32	$0.37	$1.88	$0.27	$2.94

Fully Diluted Shares:
Reported	29,940	29,563	29,761	28,884	28,514
Adjustments [2]	--	--	(884)	(777)	(708)
As Restated	29,940	29,563	28,877	28,107	27,806

Unless otherwise expressly stated (including the restatement reflected in the Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on May 7, 2004), this Amendment No. 2 does not reflect events occurring after the filing on March 12, 2004 of our Annual Report on Form 10-K for the year ended December 31, 2003, nor does it modify or update in any way disclosures contained in the Original 10-K other than to reflect the restatement discussed above.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003 (Restated)(1)	2002	2001	2000	1999
	(In Thousands, Except For Per Share Amounts)
Consolidated Statements of Operations Data:
Revenue	$383,693	$317,507	$488,158	$525,712	$516,548
Costs and expenses:
Network and line costs	181,682	155,567	235,153	292,931	289,029
General and administrative expenses	57,503	53,510	82,202	65,360	39,954
Provision for doubtful accounts	11,599	9,365	92,778	53,772	28,250
Sales and marketing expenses	48,277	27,148	73,973	152,028	96,264
Depreciation and amortization	18,344	17,318	34,390	19,257	6,214
Impairment and restructuring charges	--	--	170,571	--	--
Significant other charges (income)	--	--	--	--	(2,718)
Total costs and expenses	317,405	262,908	689,067	583,348	456,993
Operating income (loss)	66,288	54,599	(200,909)	(57,636)	59,555
Other income (expense):
Interest income	388	802	1,220	4,859	3,875
Interest expense	(7,353)	(9,087)	(6,091)	(5,297)	(4,616)
Other income (expense), net	2,470	28,448	17,950	(3,822)	20,115
Income (loss) before provision for income taxes	61,793	74,762	(187,830)	(61,896)	78,929
Provision (benefit) for income taxes	(20,024)	(22,300)	--	--	--
Income (loss) before cumulative effect of an accounting change	81,817	97,062	(187,830)	(61,896)	78,929
Cumulative effect of an accounting change	--	--	(36,837)	--	--
Net income (loss)	$81,817	$97,062	$(224,667)	$(61,896)	$78,929

Income (loss) per share - Basic:
Income (loss) before cumulative effect of an accounting change per share	$3.10	$3.56	$(7.11)	$(2.63)	$3.87
Cumulative effect of an accounting change per share	--	--	(1.40)	--	--
Net income (loss) per share	$3.10	$3.56	$(8.51)	$(2.63)	$3.87
Weighted average common shares outstanding	26,376	27,253	26,414	23,509	20,395

Income (loss) per share - Diluted:
Income (loss) before cumulative effect of an accounting change per share	$2.94	$3.15	$(7.11)	$(2.63)	$3.68
Cumulative effect of an accounting change per share	--	--	(1.40)	--	--
Net income (loss) per share	$2.94	$3.15	$(8.51)	$(2.63)	$3.68
Weighted average common and common equivalent shares outstanding	27,806	30,798	26,414	23,509	21,471

	At December 31,
	2003 (Restated) (1)	2002	2001	2000	1999
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,242	$33,588	$22,100	$40,604	$78,937
Total current assets	105,595	82,825	51,214	97,203	150,893
Goodwill and intangibles, net	17,769	26,882	29,672	218,639	1,068
Total assets	247,178	189,075	165,737	407,749	215,008
Current portion of long-term debt	16,806	61	14,454	2,822	--
Total current liabilities	93,235	64,754	87,789	100,271	71,168
Contingent obligations	--	--	--	114,630	114,630
Long-term debt	31,791	100,855	152,370	103,695	84,985
Stockholders' equity (deficit)	103,143	23,466	(74,422)	82,700	(69,375)
________________________________

(1) The Selected Consolidated Financial Data for 2003 (as previously restated on May 7, 2004) has been restated for matters related to (a) the recognition in revenue in the four quarters of 2003 and year ended December 31, 2003 of certain customer fees previously recorded in those periods as increases in sales, use and excise tax liabilities; (b) the calculation of outstanding diluted weighted average common and common equivalent shares in the third and fourth quarters 2003 and the year ended December 31, 2003 to reflect the inclusion of tax benefits in the proceeds used to repurchase shares in the application of the treasury method of accounting for outstanding options; (c) for the third and fourth quarters 2003 and the year ended December 31, 2003, a correction in the calculation of net operating losses utilized in 2003 and in the calculation of state deferred tax assets; and (d) the recording, beginning in the third quarter 2003 and for the year ended December 31, 2003, of a deferred tax asset associated with acquired net operating loss carryforwards.  See Note 16 to the Consolidated Financial Statements.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of items affecting the results of 2001, 2002 and 2003.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatements of Previously Issued Consolidated Financial Statements

Amendment No. 1

As discussed in Note 16 to our Consolidated Financial Statements, we revised our previously issued consolidated sheet as of December 31, 2003 and related disclosures in Note 5 to reflect the change in classification of $15 million of our 12% Senior Subordinated Notes from long-term debt to current portion of long-term debt. Refer to Note 16 to our Consolidated Financial Statements for further information regarding this restatement.

Amendment No. 2

As discussed in Note 16 to our Consolidated Financial Statements, we further restated our previously issued Consolidated Financial Statements for the year ended December 31, 2003 and the four quarters of 2003 for matters related to: (a) the recognition in revenue in the four quarters 2003 and year ended December 31, 2003 of certain customer fees previously recorded in those periods as increases in sales, use and excise tax liabilities; (b) the calculation of outstanding diluted weighted average common and common equivalent shares in the third and fourth quarters of 2003 and the year ended December 31, 2003 to reflect the inclusion of assumed tax benefits in the proceeds used to repurchase shares in the application of the treasury stock method of accounting for outstanding options; (c) a correction in the calculation of net operating losses utilized in 2003 and in the calculation of state deferred tax assets for the third and fourth quarters 2003 and the year ended December 31, 2003; and (d) the recording, beginning in the third quarter of 2003 and for the year ended December 31, 2003, of a deferred tax asset associated with acquired net operating loss carryforwards.  Refer to Notes 15 and 16 to the Consolidated Financial Statements for further information regarding this restatement, including the effect of the restatement for each of the four quarters 2003 and the year ended December 31, 2003.

    The information in the following discussion reflects these restatements, but is not otherwise updated.

    The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

Cautionary Note Concerning Forward-Looking Statements

Certain of the statements contained in this Form 10-K Report may be considered “forward-looking statements” for purposes of the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our management’s current expectations or plans for our future operating and financial performance, based on our current expectations and assumptions currently believed to be valid. For these statements, we claim protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words or phrases, including, but not limited to, “believes,” "estimates," "expects," "expected," "anticipates," "anticipated," “plans,” “strategy,” “target,” “prospects” and other words of similar meaning in connection with a discussion of future operating or financial performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

     All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-K Report includes important information as to risk factors in the “Business” section under the headings “Business Operations,” “Competition” and “Regulation” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to those factors discussed in this Form 10-K Report, you should see our other reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

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

    In 2000, we decided to expand beyond our historical long distance service offerings and utilize the unbundled network element platform to enter the large local telecommunications market and diversify our product portfolio through the bundling of local service with our core long distance service offerings. We encountered a number of operational and business difficulties during the rollout of our bundled service offering in 2000 and worked to address the operational issues that we encountered. We focused on improving the overall efficiency of the bundled business model in 2001. During 2002, our top operating priorities were to lower bad debt expense, reduce customer turnover, or “churn,” and lower our customer acquisition costs. During 2003, our primary focus was increasing sales of our bundled services within the targets established by management for acquisition costs, customer turnover and bad debt expense. We ended 2003 with 557,000 billed bundled lines. We expect our existing base of long distance customers to continue to decline in 2004 through attrition due to our decision to focus our marketing efforts on the sale of our bundled product.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Year Ended December 31,
	2003 (Restated)	2002	2001
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	47.5	49.0	48.2
General and administrative expenses	15.0	16.8	16.8
Provision for doubtful accounts	3.0	2.9	19.0
Sales and marketing expenses	12.6	8.6	15.2
Depreciation and amortization	4.8	5.5	7.0
Impairment and restructuring charges	--	--	34.9
Total costs and expenses	82.9	82.8	141.2
Operating income	17.1	17.2	(41.2)
Other income (expense):
Interest income	0.1	0.3	0.3
Interest expense	(1.9)	(2.9)	(1.2)
Other, net	0.6	9.0	3.6
Income (loss) before income taxes	15.9	23.6	(38.5)
Provision (benefit) for income taxes	(5.2)	(7.0)	--
Income (loss) before cumulative effect of an accounting change	21.3	30.6	(38.5)
Cumulative effect of an accounting change	--	--	(7.5)
Net income (loss)	21.3%	30.6%	(46.0)%

The following table sets forth for certain items of our financial data for each year the percentage increase or (decrease) in such item from the preceding fiscal year:

	Year Ended December 31,
	2003 (Restated)	2002
Revenue	20.8%	(35.0)%
Costs and expenses:
Network and line costs	16.8	(33.8)
General and administrative expenses	7.5	(34.9)
Provision for doubtful accounts	23.9	(89.9)
Sales and marketing expenses	77.8	(63.3)
Depreciation and amortization	5.9	(49.6)
Impairment and restructuring charges	--	(100.0)
Total costs and expenses	(20.7)	(61.8)
Operating income	21.4	127.2
Other income (expense):
Interest income	(51.6)	(34.3)
Interest expense	(19.1)	49.2
Other, net	(91.3)	58.5
Income before income taxes	(17.3)	139.8
Benefit for income taxes	(10.2)	--
Income before cumulative effect of an accounting change	(15.7)	151.7
Cumulative effect of an accounting change	--	(100.0)
Net income (loss)	(15.7)%	143.2%

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

The increase in bundled revenue to $282.3 million in 2003 from $171.2 million in 2002 was due to higher average bundled lines in 2003 as compared to 2002, partially offset by lower average monthly revenue per customer. We ended 2003 with 557,000 billed bundled lines. Approximately 58.6% of the bundled lines in December 2003 were in Michigan. While we have expanded our marketing efforts in additional states during 2003, including Georgia, Illinois, New York, New Jersey, Indiana, Wisconsin, Ohio and Maryland, continued growth in revenues will depend upon our ability to develop and scale various marketing programs in additional states or areas and to maintain or reduce the current level of customer turnover.

The decrease in bundled revenue to $171.2 million in 2002 from $196.5 million in 2001 was due to lower average revenue per bundled line in 2002 as compared to 2001. Such decrease resulted from our strategy to market lower priced products to be more competitive with incumbent and other competitive local exchange carriers. We ended 2002 with 333,000 billed bundled lines compared with approximately 179,000 billed bundled lines in 2001. Approximately 61.1% of the bundled lines in December 2002 were in Michigan.

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

    We structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market these higher priced products. There are several factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

• determinations by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, requiring us to provide services in these areas through total service resale agreements with incumbent local exchange companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through the switching facilities of other non-incumbent carriers, in any case at significantly increased costs, or to provide services over our own switching facilities, if they have been deployed. The Court of Appeals, on March 2, 2004, issued an order that reversed the FCC’s Triennial Review Order in part and remanded to the FCC with instructions to revise the Order in material ways that may make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas (see Item 1, "Regulation," above and "Liquidity and Capital Resources, Other Matters," below);

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

    On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002”, issued in May 2002, by the Financial Accounting Standards Board, which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items. The adoption of SFAS 145 resulted in a reclassification from extraordinary gains (losses) from the extinguishment of debt of $29.3 million and $20.7 million to other income (expense) for 2002 and 2001, respectively.

    Provision for Income Taxes. In both 2003 and 2002, management evaluated the deferred tax asset valuation allowance and determined that a portion of the allowance should be reversed. The evaluation considered profitability of the business, the ability to utilize the deferred tax assets in the future and possible restrictions on use due to provisions of the Internal Revenue Code Section 382 "Change in Ownership." After consideration of each of these factors, we concluded certain deferred tax assets will more likely than not be utilized, and reversed deferred tax asset valuation allowances of $50.6 million and $22.3 million for 2003 and 2002, respectively, recognized non-cash deferred income tax benefits of $44.1 million and $22.3 million for 2003 and 2002, respectively, and reduced the amount of goodwill related to the August 2000 acquisition of Access One Communications, Inc. by $6.5 million in 2003. In 2003, the tax benefit was partially offset by an income tax expense of $24.1 million.

    As a result of the application of net operating loss carryforwards, or NOLs, we currently need only pay accrued alternative minimum taxes and certain state income taxes. As of December 31, 2003, we had approximately $174.4 million of NOLs of which approximately $151.4 million are estimated to be available to offset taxable income. A valuation allowance has been recorded to reduce the carrying amounts of certain state NOLs, which we believe may not be realized. We will continue to assess the valuation allowance of these deferred tax assets, and will reverse such allowance if we conclude that it is more likely than not these deferred tax assets will be utilized. We expect that our NOLs will be fully utilized by 2007 with the exception of $2.3 million in NOLs generated by Access One Communications, Inc. and its subsidiaries, which will be fully utilized by 2018.

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

Our contractual obligations as of December 31, 2003 are summarized by years to maturity as follows (in thousands):

Contractual Obligations	Total	1 year or less (as restated)	2 - 3 Years	4 - 5 Years (as restated)	Thereafter

Talk America Holdings, Inc.:
12% Senior Subordinated Notes due 2007 (1)	$40,730	$15,000	$--	$25,730	$--
8% Convertible Senior Subordinated Notes due 2007 (2)	3,778		--	3,778	--
5% Convertible Subordinated Notes due 2004	670	670	--	--	--

Talk America Inc. and other subsidiaries:
Capital lease obligations	3,419	1,136	2,283	--	--
	$48,597	$16,806	$2,283	$29,508	$--

Operating leases	$8,248	$2,960	$4,306	$501	$481
Carrier commitments (3)	81,650	19,250	41,600	20,800	--

Total Contractual Obligations	$138,495	$39,016	$48,189	$50,809	$481
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
• Net income of $81.8 million;
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

Partially offsetting these contributors to the net cash provided by operating activities were:
• Non-cash benefits of $25.9 million, primarily consisting of a net deferred tax asset of $23.4 million and gain from debt extinguishments of $2.5 million. We recognized non-cash deferred income tax benefits of $50.6 million because of our outlook for continued profitability and our ability to more likely than not utilize the deferred tax assets. The tax benefit was partially offset by income tax expense of $24.1 million. The application of NOL carryforwards have limited our current payment of income taxes to cash taxes for alternative minimum taxes and state income taxes. We expect that our NOLs will be fully utilized by 2007;
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

Net Cash Used in Investing Activities. In 2003, approximately 42% of our $11.8 million in capital expenditures consisted of costs related to our deployment of networking assets ( local switch and colocation equipment) in Michigan. Also in 2003, to support our customer growth, we opened a new customer service call center. Costs associated with our call center initiatives were approximately 12% of total capital expenditures. The remaining 2003 capital expenditures consisted primarily of upgrades to our information technology capabilities to support our customer growth. In addition, during 2003, we entered into a capital lease valued at $3.4 million for upgrades to our customer data storage equipment. In 2004, we plan to add two more colocations and to start migrating local bundled customers over to our network, and expect to incur capital expenditures of approximately $12 to $15 million for both network and non-network assets. As we pursue our "customer first" strategy of building a large, profitable base of bundled service customers using the wholesale operating platforms of the incumbent local exchange companies and then migrate those customers to our own networking platform and offer new products and services to these customers, our capital expenditures are expected to increase significantly.

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

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002.” SFAS 145 eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items. Gains and losses from extinguishment of debt will now be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. We adopted SFAS 145 effective January 1, 2003. The adoption of SFAS 145 resulted in a reclassification from extraordinary gains (losses) from the extinguishment of debt of $29.3 million and $20.7 million, respectively, to other income (expense) for the years ended December 31, 2002 and 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Talk America Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Talk America Holdings, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 16 to the consolidated financial statements, the December 31, 2003 consolidated financial statements have been restated.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 3, 2004, except for
Note 14, as to which date is
February 27, 2004, and Note
16, as to which date is
March 25, 2005

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2003 (Restated)	2002	2001

Revenue	$383,693	$317,507	$488,158

Costs and expenses:
Network and line costs	181,682	155,567	235,153
General and administrative expenses	57,503	53,510	82,202
Provision for doubtful accounts	11,599	9,365	92,778
Sales and marketing expenses	48,277	27,148	73,973
Depreciation and amortization	18,344	17,318	34,390
Impairment and restructuring charges	--	--	170,571
Total costs and expenses	317,405	262,908	689,067

Operating income (loss)	66,288	54,599	(200,909)
Other income (expense):
Interest income	388	802	1,220
Interest expense	(7,353)	(9,087)	(6,091)
Other income (expense), net	2,470	28,448	17,950
Income (loss) before provision for income taxes	61,793	74,762	(187,830)
Provision (benefit) for income taxes	(20,024)	(22,300)	--
Income (loss) before cumulative effect of an accounting change	81,817	97,062	(187,830)
Cumulative effect of an accounting change	--	--	(36,837)

Net income (loss)	$81,817	$97,062	$(224,667)

Income (loss) per share - Basic:
Income (loss) before cumulative effect of an accounting change per share	$3.10	$3.56	$(7.11)
Cumulative effect of an accounting change per share	--	--	(1.40)
Net income (loss) per share	$3.10	$3.56	$(8.51)

Weighted average common shares outstanding	26,376	27,253	26,414

Income (loss) per share - Diluted:
Income (loss) before cumulative effect of an accounting change per share	$2.94	$3.15	$(7.11)
Cumulative effect of an accounting change per share	--	--	(1.40)
Net income (loss) per share	$2.94	$3.15	$(8.51)

Weighted average common and common equivalent shares outstanding	27,806	30,798	26,414

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2003 (Restated)	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$35,242	$33,588
Accounts receivable, trade (net of allowance for uncollectible accounts of $9,414 and $7,821 at December 31, 2003 and 2002, respectively)	40,321	27,843
Deferred income taxes	24,605	17,500
Prepaid expenses and other current assets	5,427	3,894
Total current assets	105,595	82,825

Property and equipment, net	68,069	66,915
Goodwill	13,013	19,503
Intangibles, net	4,666	7,379
Deferred income taxes	48,288	4,800
Other assets	7,547	7,653
	$247,178	$189,075

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,296	$32,152
Sales, use and excise taxes	13,521	11,439
Deferred revenue Legal settlements	10,873	6,480
Current portion of long-term debt	16,806	61
Accrued compensation	9,888	5,609
Other current liabilities	6,851	9,013
Total current liabilities	93,235	64,754

Long-term debt	31,791	100,855

Deferred income taxes	19,009	--

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,662,952 and 27,469,593 shares issued and outstanding at December 31, 2003 and 2002, respectively	280	275
Additional paid-in capital	354,847	351,992
Accumulated deficit	(246,984)	(328,801)
Treasury stock - $.01 par value, 1,315,789 shares at December 31, 2003	(5,000)	--
Total stockholders' equity	103,143	23,466
	$247,178	$189,075

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003 (Restated)	2002	2001
Cash flows from operating activities:
Net income (loss)	$81,817	$97,062	$(224,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	11,599	9,365	92,778
Depreciation and amortization	18,344	17,318	34,390
Non-cash compensation	--	194	--
Non-cash interest and amortization of accrued interest liabilities	(260)	832	--
Provision for uncollectible note	--	--	77
Loss on sale and retirement of assets	23	205	116
Impairment of goodwill and intangibles	--	--	168,684
Cumulative effect of accounting change of contingent redemptions	--	--	36,837
Gain from restructuring of convertible debt	--	(28,909)	--
Gain from restructuring of contingent redemptions	--	--	(16,867)
Gain from extinguishment of debt	(2,475)	(431)	(3,781)
Unrealized loss on increase in fair value of contingent redemptions	--	--	2,372
Deferred income taxes	(23,409)	(22,300)	--
Gain on legal settlement	--	(1,681)	--
Changes in assets and liabilities:
Accounts receivable, trade	(24,078)	(10,560)	(65,788)
Prepaid expenses and other current assets	(1,605)	(1,902)	(527)
Other assets	1,475	2,211	1,142
Accounts payable	3,144	(11,462)	(27,181)
Deferred revenue	4,393	(3,713)	(9,004)
Sales, use and excise taxes	2,082	3,101	404
Other current liabilities and accrued compensation	2,116	2,568	5,418
Net cash provided by (used in) operating activities	73,166	51,898	(5,597)

Cash flows from investing activities:
Acquisition of intangibles	(133)	(50)	(154)
Capital expenditures	(11,842)	(4,781)	(2,949)
Capitalized software development costs	(2,739)	(2,501)	(1,406)
Net cash used in investing activities	(14,714)	(7,332)	(4,509)

Cash flows from financing activities:
Payments of borrowings	(52,914)	(17,983)	(2,624)
Payments of capital lease obligations	(61)	(1,036)	(1,022)
Acquisition of convertible debt and senior notes	--	(14,691)	(1,227)
Proceeds from exercise of options and warrants	1,177	632	--
Payments in connection with restructuring contingent redemptions	--	--	(3,525)
Purchase of treasury stock	(5,000)	--	--
Net cash used in financing activities	(56,798)	(33,078)	(8,398)

Net increase (decrease) in cash and cash equivalents	1,654	11,488	(18,504)
Cash and cash equivalents, beginning of year	33,588	22,100	40,604
Cash and cash equivalents, end of year	$35,242	$33,588	$22,100

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shares	Amount	Total
Balance, December 31, 2000	26,148	$261	$287,486	$(201,196)	(91)	$(3,851)	$82,700

Net (loss)	--	--	--	(224,667)	--	--	(224,667)
Issuance of common stock for compensation	--	--	(2,451)	--	68	2,858	407
Cumulative effect of an accounting change	--	--	65,617	--	--	--	65,617
Issuance of common stock in connection with AOL restructuring	1,003	11	440	--	24	993	1,444
Acquisition of treasury stock	--	--	--	--	(1)	--	--
Issuance of warrants for services	--	--	77	--	--	--	77

Balance, December 31, 2001	27,151	272	351,169	(425,863)	--	--	(74,422)

Net income	--	--	--	97,062	--	--	97,062
Issuance of common stock for services	67	1	82	--	--	--	83
Exercise of common stock options	252	2	741	--	--	--	743
Balance, December 31, 2002	27,470	275	351,992	(328,801)	--	--	23,466

Net income, restated	--	--	--	81,817	--	--	81,817
Acquisition of treasury stock	--	--	--	--	1,316	(5,000)	(5,000)
Exercise of common stock options	509	5	1,172	--	--	--	1,177
Income tax benefit related to exercise of common stock options	--	--	1,683	--	--	--	1,683
Balance, December 31, 2003 (restated)	27,979	$280	$354,847	$(246,984)	1,316	$(5,000)	$103,143

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

Computer software developed or obtained for internal use are included in other assets at December 31, 2003 and 2002 were $6.6 million and $3.9 million, respectively, net of accumulated amortization of $2.1 million and $0.6 million at December 31, 2003 and 2002. Amortization expense was $1.5 million and $0.6 million, respectively, for the years ended December 31, 2003 and 2002.

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

In order to complete the transitional assessment of goodwill as required by SFAS 142, we determined the fair value of the reporting unit associated with the goodwill and compared it to the reporting unit’s carrying amount, including goodwill. We determined that we have one reporting unit. The fair value of the reporting unit was determined primarily using a discounted cash flow approach and quoted market price of our stock. The amount of goodwill reflected in the balance sheet as of December 31, 2002 and 2001 was $13.0 and $19.5 million, respectively. We completed the transitional assessment of goodwill and determined that the fair value of the reporting unit exceeds its carrying amount, thus goodwill was not considered impaired at the date of adoption. We tested for impairment during the second quarter 2003 and determined goodwill is not impaired.

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

(In thousands, except for per share data)	Year Ended December 31,
	2003 (Restated)	2002	2001
Net income (loss) as reported	$81,817	$97,062	$(224,667)
Add back: Goodwill amortization	--	--	17,271
Adjusted net income (loss)	$81,817	$97,062	$(207,396)

Basic income (loss) per share:
Net income (loss) as reported per share	$3.10	$3.56	$(8.51)
Goodwill amortization per share	--	--	0.66
Adjusted net income (loss) per share	$3.10	$3.56	$(7.85)

Diluted income (loss) per share:
Net income (loss) as reported per share	$2.94	$3.15	$(8.51)
Goodwill amortization per share	--	--	0.66
Adjusted net income (loss) per share	$2.94	$3.15	$(7.85)

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

(q)      Stock-Based Compensation

We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123”. The following disclosure complies with the adoption of this statement and includes pro forma net loss as if the fair value based method of accounting had been applied:

(In thousands)	Year Ended December 31,
	2003 (Restated)	2002	2001
Net income (loss) as reported	$81,817	$97,062	$(224,667)
Add: Stock-based employee compensation expense included in reported net income (loss)	--	110	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	(1,348)	(5,208)	(1,380)
Pro forma net income (loss)	$80,469	$91,964	$(226,047)

	Year Ended December 31,
	2003 (Restated)	2002	2001
Basic earnings (loss) per share:
As reported	$3.10	$3.56	$(8.51)
Pro forma	$3.05	$3.38	$(8.56)
Diluted earnings (loss) per share:
As reported	$2.94	$3.15	$(8.51)
Pro forma	$2.94	$2.96	$(8.56)

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

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002.” SFAS 145 eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items. Gains and losses from extinguishment of debt will now be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. We have adopted SFAS 145 effective January 1, 2003. The adoption of SFAS 145 resulted in a reclassification from extraordinary gains (losses) from the extinguishment of debt of $29.3 million and $20.7 million, respectively, to other income (expense) for the years ended December 31, 2002 and 2001.

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

In 2003, we acquired $25.2 million principal amount of 12% Senior Subordinated Notes during 2003 at a $2.5 million discount from face amount. In 2002, we acquired $5.7 million principal amount of 12% Senior Subordinated Notes at a $1.6 million discount from face amount. In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections as of April 2002,” in 2003 we reported the amount of the discount as other income in our consolidated statement of operations and its adoption resulted in a reclassification of this discount from extraordinary gains (losses) from the extinguishment of debt to other income (expense) in our consolidated statement of operations for the year ended December 31, 2002.

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

Year Ended December 31,
2004	$ 16,806
2005	1,131
2006	1,152
2007	29,508
2008	--
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

NOTE 8.   STOCK OPTIONS, WARRANTS AND RIGHTS

(a)      Stock Based Compensation Plan

Incentive stock options, non-qualified stock options and other stock based awards may be granted by us to employees, directors and consultants under the 2003 Long Term Incentive Plan (“2003 Plan”), 2000 Long Term Incentive Plan ("2000 Plan"), 1998 Long Term Incentive Plan ("1998 Plan") and otherwise in connection with employment and to employees under the 2001 Non-Officer Long Term Incentive Plan ("2001 Plan"). Generally, the options vest over a three-year period and expire ten years from the date of grant. At December 31, 2003: 405,000; 14,232; 541; and 15,556 shares of common stock were available under the 2003 Plan, 2001 Plan, 2000 Plan, and 1998 Plan, respectively, for possible future issuances. The exercise price of the options is 100% of the market value of the common stock on the grant date.

Stock options granted in 2003 generally have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock at grant date. The vast majority of options granted in 2003 vest one-third each year, beginning on the first anniversary of the date of grant.

Information with respect to options under our plans is as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2000	5,023,106	$2.64-$51.75	$ 25.80
Granted	365,733	$0.99-$5.94	$ 2.58
Exercised	--	--	--
Cancelled	(2,912,700)	$4.02-$51.75	$34.02

Outstanding, December 31, 2001	2,476,139	$0.99-$47.64	$12.72
Granted	2,248,686	$1.11-$11.91	$1.78
Exercised	(250,906)	$0.99-$7.88	$2.50
Cancelled	(288,218)	$1.26-$47.64	$21.66

Outstanding, December 31, 2002	4,185,701	$1.11-$48.54	$6.84
Granted	1,873,171	$3.70-$14.35	$10.33
Exercised	(509,149)	$0.99-$15.75	$2.34
Cancelled	(112,616)	$1.38-$30.18	$12.48

Outstanding, December 31, 2003	5,437,107	$0.99-$47.63	$8.35

The following table summarizes options exercisable at December 31, 2003, 2002 and 2001:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
2001	1,285,508	$2.64-$47.64	$16.74
2002	2,942,999	$0.99-$48.54	$6.84
2003	2,939,893	$0.99-$47.63	$7.99

The following table summarizes the status of stock options outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.99 to $10.31	2,701,243	$3.12	6.5	1,874,437	$2.20
$10.32 to $14.35	2,355,699	$11.57	9.0	685,291	$14.11
$14.36 to $21.00	150,058	$19.70	5.2	150,058	$19.70
$21.01 to $30.00	134,998	$28.16	2.8	134,998	$28.16
$30.01 to $47.63	95,109	$30.94	5.4	95,109	$30.94

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

NOTE 9.   INCOME TAXES

A reconciliation of the Federal statutory rate to the (benefit) for income taxes is as follows:

	Year Ended December 31,
	2003 (Restated)	2002	2001
Current income tax expense:
Federal	$1,032	$--	$--
State	2,355	--	--
	3,387	--	--
Deferred income tax expense (benefit):
Federal	(17,206)	(22,300)	--
State	(6,205)	--	--
	(23,411)	(22,300)	--
Total (benefit) for income taxes	$(20,024)	$(22,300)	$--

    Deferred tax assets and liabilities at December 31, 2003 and 2002 are comprised of the following elements:

	Year Ended December 31,
	2003 (Restated)	2002
Deferred Tax Assets
Net operating loss carry-forwards	$77,908	$104,032
Amortization	--	1,558
Allowance for uncollectible accounts	3,809	3,250
Warrants issued for compensation	1,051	1,070
Accruals not currently deductible	562	1,317
Net capital loss carry-forwards	3,119	8,875
Alternative minimum tax credit carryforward	1,204	--

Deferred tax assets	87,653	120,102
Less valuation allowance	(14,760)	77,591
Net deferred tax assets	$72,893	$42,511

Deferred Tax Liabilities
Depreciation and amortization	$16,881	$17,386
Deductions not currently expensed	1,731	2,825
Revenues not currently taxed	397	--
Deferred tax liabilities	$19,009	$20,211

A reconciliation of the Federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2003 (Restated)	2002	2001
Federal income taxes (benefit) computed at the statutory rate	35.0%	35.0%	(35.0)%
Increase (decrease) in income taxes resulting from:
State income taxes less Federal benefit	4.0	0.0	0.0
Valuation allowance changes affecting the provision for income taxes	(71.4)	(64.8)	35.0

Total provision (benefit) for income taxes	(32.4)%	(29.8)%	--%

At December 31, 2003 and 2002, management evaluated the deferred tax asset valuation allowance and determined that portions of the allowance should be reversed. The 2003 and 2002 evaluations considered profitability of the business, the ability to utilize these deferred tax assets against future profitable amounts and possible restrictions on use due to provisions of the Internal Revenue Code Section 382. Based on information currently available to us, the change of ownership percentage subject to Section 382 was approximately 25% for the applicable three-year testing period.

We have not reversed the deferred tax valuation allowance for a $22.9 million deduction claimed in the 1996 year, which is currently contested by the Internal Revenue Service, $8.9 million in capital loss carryforwards that are expected to expire, and $60.2 million in state net operating loss carryforwards that are expected to expire before realization.

After consideration of each of these factors, we reversed deferred tax asset valuation allowances of $50.6 million and $22.3 million for 2003 and 2002, respectively.

In 2003, we had federal net operating loss carryforwards which are scheduled to expire as follows:

2011	$--
2012	--
2018	91,954
2019	43,161
2020 and thereafter	55,892
$191,007

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

NOTE 12. EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution pension plan (the “Plan”). The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 15% of their compensation (subject to Internal Revenue Code limitations). The Plan allows employees to choose among a variety of investment alternatives. We are not required to contribute to the Plan. During the years ended December 31, 2003, 2002 and 2001, we elected to contribute $125,000, $131,000 and $108,000 to the Plan, respectively.

NOTE 13. PER SHARE DATA

Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options, warrants and convertible bonds. Earnings per share are computed as follows (in thousands):

	Year Ended December 31,
	2003 (Restated)	2002	2001

Income (loss) before cumulative effect of an accounting change	$81,817	$97,062	$(187,830)
Cumulative effect of an accounting change	--	--	(36,837)
Income available to common stockholders used to compute basic income (loss) per share	$81,817	$97,062	$(224,667)
Interest expense on convertible bonds	(1)	18	--
Income available for common stockholders after assumed conversion of dilutive securities used to compute diluted income (loss) per share	$81,816	$97,080	$(224,667)

Weighted average number of common shares outstanding used to compute basic income (loss) per share	26,376	27,253	26,414
Effect of dilutive securities*:
Stock options and warrants	1,233	1,347	--
8% Secured convertible bonds due 2006	--	2,010	--
5% Convertible subordinated notes due 2004	9	--	--
8% Senior convertible subordinated notes due 2007	188	188	--
Weighted average number of common and common equivalent shares outstanding used to compute diluted income (loss) per share	27,806	30,798	26,414

Income (loss) per share - Basic:
Income (loss) before cumulative effect of an accounting change per share	$3.10	$3.56	$(7.11)
Cumulative effect of an accounting change per share	--	--	(1.40)
Net income (loss) per share	$3.10	$3.56	$(8.51)

Weighted average common shares outstanding	26,376	27,253	26,414

Income (loss) per share - Diluted:
Income (loss) before cumulative effect of an accounting change per share	$2.94	$3.15	$(7.11)
Cumulative effect of an accounting change per share	--	--	(1.40)
Net income (loss) per share	$2.94	$3.15	$(8.51)

Weighted average common and common equivalent shares outstanding	27,806	30,798	26,414

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

NOTE 15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The consolidated statements of operations for the year ended December 31, 2003 and each quarter have been restated as follows to reflect these items discussed in Note 16.

	Quarter Ended
(In thousands, except per share data)	March 31,	March 31,	June 30,	June 30,
2003 (1)	As Originally Reported	As Restated	As Originally Reported	As Restated
Revenues	$87,843	$88,202	$93,748	$93,906
Operating income	15,179	15,538	19,027	19,185
Net income	9,126	9,343	10,675	10,771
Net income per share - Basic	0.35	0.35	0.41	0.41
Net income per share - Diluted	0.32	0.32	0.37	0.37

	Quarter Ended
(In thousands, except per share data)	September 30,	September 30,	December 31,	December 31,
2003 (1)	As Originally Reported	As Restated	As Originally Reported	As Restated
Revenues	$99,929	$100,178	$101,143	$101,407
Operating income	17,620	$17,869	13,432	13,696
Net income	51,566	54,102	7,094	7,601
Net income per share - Basic	1.96	2.05	0.27	0.29
Net income per share - Diluted	1.74	1.88	0.25	0.27

	Quarter Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2002
Revenues	$79,447	$77,673	$79,133	$81,254
Operating income	10,322	12,231	15,753	16,293
Net income	8,130	9,417	13,378	66,137
Net income per share - Basic	0.30	0.35	0.49	2.42
Net income per share - Diluted	0.28	0.30	0.42	2.10

The consolidated balance sheet at December 31, 2003 and at the end of each quarter 2003 have been restated as follows to reflect these items discussed in Note 16.

	Quarter Ended
(In thousands)	March 31,	March 31,	June 30,	June 30,	September 30,	September 30,
2003	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
Deferred tax assets
Current	$16,765	$16,623	$10,653	$10,447	$20,703	$24,605
Long-term	--	--	--	--	44,112	51,725
Goodwill	19,503	19,503	19,503	19,503	19,503	13,013
Total assets	178,051	180,053	169,318	171,572	237,752	245,525
Sales, use and excise tax	11,772	11,412	12,794	12,276	13,803	13,037
Total liabilities	150,448	152,233	130,554	132,495	146,476	151,400
Total stockholders’ equity	27,603	27,820	38,764	39,077	91,276	94,125

(1) Restated as discussed in Note 16.

NOTE 16. RESTATEMENTS

May 7, 2004 Restatement

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

March 28, 2005 Restatement

On March 28, 2005, we further revised our consolidated financial statements to correct for the following errors:

(a)
Due to a classification error in our general ledger, we incorrectly recorded certain customer fee revenues to the consolidated balance sheets for the four quarters of 2003 and for the year ended December 31, 2003 as sales, use and excise tax liabilities. These customer fee revenues aggregated $1.0 million for the full year 2003. These customer fees have now been appropriately recorded to revenues in the consolidated statement of operations for the year ended December 31, 2003 and in the unaudited quarterly periods for 2003.

(b)
In connection with the preparation of the financial statements for 2004, we determined that in our calculations since the third quarter of 2003 we had not incorporated the tax benefits associated with the assumed exercise of employee stock options. As a result, fully diluted shares outstanding were over-reported and income per fully diluted share was understated in those periods.

(c)
In connection with the preparation of the financial statements for the first and second quarters of 2004, we identified errors in the computation of the deferred tax assets recognized in the third quarter of 2003 as follows: (i) failure to deduct state income tax expense from federal taxable income resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter of 2003 being understated by $0.9 million and (ii) failure to complete the appropriately detailed analysis of our deferred tax assets relating to state net operating loss carryforwards resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter of 2003 being understated by $1.7 million. In February 2005, we determined that we improperly corrected for the errors in the deferred tax computations through an adjustment to the effective tax rate for 2004 rather than through the restatement of our prior period financial statements.

(d)
In connection with the release of the valuation allowance in the third quarter 2003, $6.5 million of deferred tax assets associated with acquired net operating loss carryforwards were realizable and should have been, recorded as a deferred tax asset. Originally, we believed this deferred tax asset was limited due to provisions of the Internal Revenue Code Section 382. This error resulted in deferred tax assets being understated and goodwill being overstated in each of the periods beginning in the third quarter 2003.

As a result of these restatements, certain originally reported amounts in the consolidated statements of operations for the year ended December 31, 2003 have been restated as follows (in thousands, except per share data):

	As Originally Reported	Adjustments	As Restated
Year Ended December 31, 2003
Revenues	$382,663	$1,030	$383,693
Operating income	65,258	1,030	66,288
Provision (benefit) for income taxes	(17,697)	(2,327)	(20,024)
Net income	78,461	3,356	81,817
Net income per share - Basic	2.97	0.13	3.10
Net income per share - Diluted	2.75	0.19	2.94
Weighted average common and common equivalent shares outstanding - Diluted	28,514	(708)	27,806

As a result of these restatements, certain originally reported amounts in the consolidated balance sheet at December 31, 2003 has been restated as follows (in thousands):

	As Originally Reported	Adjustments	As Restated
At December 31, 2003
Deferred tax assets
Current	$24,605	$--	$24,605
Long-term	40,543	7,745	48,288
Goodwill	19,503	(6,490)	13,013
Total assets	245,923	1,255	247,178
Sales, use and excise tax	14,551	(1,030)	13,521
Total liabilities	146,136	(2,101)	144,035
Total stockholders’ equity	99,787	3,356	103,143

        As a result of these restatements, certain originally reported amounts for cash flows from operating activities in the consolidated statement of cash flows have been adjusted as follows (in thousands):

	As Originally Reported	Adjustments	As Restated
At December 31, 2003
Cash flows from operating activities:
Net Income	$78,461	$3,356	$81,817
Deferred income taxes	(19,740)	(3,669)	(23,409)
Changes in assets and liabilities:
Sales, use and excise taxes	3,112	(1,030)	2,082
Other current liabilities and accrued compensation	773	1,343	2,116
Net cash provided by operating activities	73,166	--	73,166

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003. Based upon this evaluation, our CEO and the CFO concluded that, for the reasons described below, our disclosure controls and procedures were not effective as of December 31, 2003.

We have restated our previously issued consolidated financial statements for the year ended December 31, 2003 and the four quarters of 2003 and will restate the first three quarters of 2004. This restatement was primarily the result of the following material weaknesses:

1. We did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex transactions. Specifically, we did not have personnel who possess sufficient depth, skills and experience in accounting for and review of complex  transactions in the financial reporting process to ensure that complex transactions were accounted for in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our revenues and sales, use and excise tax liability for each of the quarters in 2003 and year ended December 31, 2003.

2. We did not maintain effective controls over sales, use and excise tax liabilities. Specifically, our reconciliation and review procedures with respect to sales, use and excise tax liability that we collect and remit did not identify that certain customer fee revenue had been incorrectly recorded in the sales, use and excise tax general ledger account. This control deficiency resulted in the restatement of our revenues and sales, use and excise tax liability for each of the quarters in 2003 and the year ended December 31, 2003.

The restatements, described above, were for matters related to (a) the recognition in revenue in the four quarters 2003 and year ended December 31, 2003 of certain customer fees previously recorded in those periods as increases in current liabilities; (b) the calculation of outstanding diluted weighted average common and common equivalent shares in the third and fourth quarters 2003 and the year ended December 31, 2003 to reflect the inclusion of assumed tax benefits in the proceeds used to repurchase shares in the application of the treasury stock method of accounting for outstanding options; (c) for the third and fourth quarters 2003 and the year ended December 31, 2003, a correction in the calculation of net operating losses utilized in 2003 and in the calculation of state deferred tax assets; and (d) the recording, beginning in the third quarter 2003 and for the year ended December 31, 2003, of a deferred tax asset associated with acquired net operating loss carryforwards. Refer to Notes 15 and 16 to the Consolidated Financial Statements for further information regarding this restatement, including the effect of the restatement for each of the four quarters of 2003 and the year ended December 31, 2003.

To address these material weaknesses, subsequent to December 31, 2003, we have taken the following actions:

1.
Engaging outside contractors with technical and accounting related expertise to assist in the preparation of the income tax provision and related work papers. We are also implementing controls to assure accurate data is provided to, and that we review and agree with the conclusions of, outside contractors.

2.
Outside contractors with technical accounting capabilities have been and will be retained to the extent an issue is sufficiently complex and outside the technical accounting capabilities of our personnel.

3.
We have redesigned the account reconciliation process for sales, use and excise tax liabilities. Our Controller will increase the depth of review of the account reconciliation and our Chief Accounting Officer will confirm that established review processes are being adhered to.

We are in the process of developing procedures for the testing of these controls to determine if the material weaknesses have been remediated. We will continue the implementation of policies, processes and procedures regarding the review of complex transactions. Management belives that our controls and procedures will continue to improve as a result of the further implementation of these measures.

The changes to internal control over financial reporting were implemented subsequent to the quarter ended December 31, 2003. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report.

        1. Consolidated Financial Statements:

The Consolidated Financial Statements filed as part of this report are listed in the "Index to Consolidated Financial Statements" in Item 8.

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

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO S-X SCHEDULE

PAGE

Schedule II -- Valuation & Qualifying Accounts	42

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

DESCRIPTION DEDUCTIONS	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS FOR WRITE-OFFS	BALANCE AT END OF PERIOD

Year Ended December 31, 2003:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$7,821	$11,599	$(10,006)	$9,414

Year Ended December 31, 2002:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$46,404	$9,365	$(47,948)	$7,821

Year Ended December 31, 2001:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$29,429	$92,778	$(75,803)	$46,404

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

10.18	Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 (File No. 333-52166).*

10.19	Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 (File No. 333-52166).*

10.20	Employment Agreement with Jeffrey Earhart dated October 2, 2001 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated November 14, 2001).*

10.21	Employment Agreement with Warren Brasselle dated March 8, 2000 (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2001).*

10.22	Employment Agreement with Timothy Leonard dated March 29, 2002 (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).*

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

14.1	Code of Ethics (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Our Subsidiaries (previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003).

23.1    Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Edward B. Meyercord, III Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Edward B. Meyercord, III Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

32.2	Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2005

                      TALK AMERICA HOLDINGS, INC.

                      By:  /s/ Edward B. Meyercord, III
Edward B. Meyercord, III
Chief Executive Officer