Form 10-K/A
period 2004-12-31
TALK AMERICA HOLDINGS INC
filed 2005-03-30
CIK 948545

                                                                                                   The following items were the subject of a Form 12b-25
       and are included herein: Item 6, Item 7, Item 8, Item 9A, Item 15-
                                                                                                       Financial Statement Schedules and Exhibits 23, 31 and 32.

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

PART II

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

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements included elsewhere in this Form 10-K. Please note that the selected financial data below, our Consolidated Financial Statements included elsewhere in this Form 10-K and the discussion in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the restatement, discussed in Item 9A of Part II of this Form 10-K, of our consolidated financial statements for the four quarters and the year ended December 31, 2003 by our Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003, which Amendment No. 2 was filed with the Securities and Exchange Commission on March 28, 2005.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands, Except For Per Share Amounts)
Consolidated Statements of Operations Data:
Revenue	$471,012	$383,693	$317,507	$488,158	$525,712
Costs and expenses:
Network and line costs	225,244	173,349	146,911	218,964	272,208
General and administrative expenses	72,020	63,104	62,166	98,391	86,083
Provision for doubtful accounts	21,313	11,599	9,365	92,778	53,772
Sales and marketing expenses	70,202	51,008	27,148	73,973	152,028
Depreciation and amortization	22,904	18,345	17,318	34,390	19,257
Impairment and restructuring charges	--	--	--	170,571	--
Total costs and expenses	411,683	317,405	262,908	689,067	583,348
Operating income (loss)	59,329	66,288	54,599	(200,909)	(57,636)
Other income (expense):
Interest income	290	388	802	1,220	4,859
Interest expense	(733)	(7,353)	(9,087)	(6,091)	(5,297)
Other income (expense), net	1,895	2,470	28,448	17,950	(3,822)
Income (loss) before provision (benefit) for income taxes	60,781	61,793	74,762	(187,830)	(61,896)
Provision (benefit) for income taxes	23,969	(20,024)	(22,300)	--	--
Income (loss) before cumulative effect of an accounting change	36,812	81,817	97,062	(187,830)	(61,896)
Cumulative effect of an accounting change	--	--	--	(36,837)	--
Net income (loss)	$36,812	$81,817	$97,062	$(224,667)	$(61,896)

Income (loss) per share - Basic:
Income (loss) before cumulative effect of an accounting change per share	$1.37	$3.10	$3.56	$(7.11)	$(2.63)
Cumulative effect of an accounting change per share	--	--	--	(1.40)	--
Net income (loss) per share	$1.37	$3.10	$3.56	$(8.51)	$(2.63)
Weighted average common shares outstanding	26,847	26,376	27,253	26,414	23,509

Income (loss) per share - Diluted:
Income (loss) before cumulative effect of an accounting change per share	$1.32	$2.94	$3.15	$(7.11)	$(2.63)
Cumulative effect of an accounting change per share	--	--	--	(1.40)	--
Net income (loss) per share	$1.32	$2.94	$3.15	$(8.51)	$(2.63)
Weighted average common and common equivalent shares outstanding	27,854	27,806	30,798	26,414	23,509

	At December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,492	$35,242	$33,588	$22,100	$40,604
Total current assets	138,068	105,595	82,825	51,214	97,203
Goodwill and intangibles, net	14,979	17,769	26,882	29,672	218,639
Total assets	241,728	247,178	189,075	165,737	407,749
Current portion of long-term debt	2,529	16,806	61	14,454	2,822
Total current liabilities	84,584	93,235	64,754	87,789	100,271
Long-term debt	1,717	31,791	100,855	152,370	103,695
Stockholders' equity (deficit)	141,521	103,143	23,466	(74,422)	82,700

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of items affecting the results of 2002, 2003 and 2004.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We offer a bundle of local and long distance phone services to residential and small business customers in the United States. We have built a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local exchange companies, such as the Regional Bell Operating Companies, and have begun and plan to migrate customers to our own networking platform in Detroit and Grand Rapids, Michigan, and further increase our revenues and profitability on those customers by offering new products and services.

In December 2004, the FCC issued final rules that effectively eliminated the requirement that incumbent local exchange companies provide us wholesale services using the unbundled network element platform and established a 12-month transition plan for implementation. Beginning on March 11, 2005, we are no longer able to use the unbundled network element platform to provide service to new customers and 12 months after that date the limitation will extend to all customers. In addition, during this 12-month period, the wholesale rates that we are charged will increase by $1 per line per month. At the end of the 12-month period, we will need to service customers that are not on our own networking platform through a resale or other wholesale agreement, both of which will have significantly higher costs than servicing customers through the unbundled network platform. As a result of (a) significant changes to the FCC rules that previously required the incumbent local exchange companies to provide on a wholesale basis the unbundled network elements to us and (b) price increases established by various state public utility commissions, the rates that we are to be charged by the incumbent local exchange companies to provide our services increased significantly in 2004 and will continue to increase over time. These cost increases have and will continue to lead us to increase our product pricing, which we believe inhibits our ability to add new customers and to retain existing customers. Therefore we have reduced our efforts to increase subscriber growth in the markets other than those areas where we currently have or plan to deploy network facilities (Detroit and Grand Rapids), which will significantly reduce our sales and marketing expenditures from past periods. In addition to the increases discussed above as a result of these regulatory actions, we plan to further increase our product pricing for our customers located in those areas where we do not currently have or plan to deploy network facilities. These cost increases will increase our revenue for such customers; however, it will likely adversely affect our ability to retain such customers on our service.

An integral element of our business strategy is to develop our own local networking capacity. Local networking would enhance our operating flexibility and provide us with an alternative to the wholesale operating platforms of the incumbent local exchange companies. Beginning in 2003, we deployed networking assets in Michigan and, as of December 31, 2004, we had approximately 25,000 bundled lines on our Michigan network. We are continuing the expansion of our network by collocating our networking equipment in the incumbent local exchange companies’ end offices to provide service over our own network to a larger existing customer base in Detroit and Grand Rapids, Michigan. As a result of the significant changes in the regulatory environment, we have accelerated our networking initiatives and by December 31, 2005 we expect to have approximately 175,000 bundled lines on our network in Michigan, although some of the regulatory changes could also impede this deployment (discussed under “Regulation” above, and "Liquidity and Capital Resources, Other Matters," below). We have and continue to improve the automation of the business processes required to provide local network-based services. In addition, we are actively exploring next generation networking opportunities with a variety of vendors in order to decrease our cost of delivering service, reduce our reliance upon the incumbent local exchange companies and provide local telephone services through new, innovative methods of delivery.  However, we have not previously developed, deployed or operated a local network of our own or of this scale and there can be no assurance that we shall be able successfully to do so and thereafter profitably provide local telephone services through such a network.

We will continue to add new services and enhance our existing service and product offerings, as available. We believe that the addition of these new services and of enhanced services will increase our revenues and gross margins on those customers while also meeting their needs and demands and reducing our customer turnover. We launched a new dial-up internet service in June 2004, and began testing digital subscriber line, or DSL, service in the third quarter 2004.

Our future business strategy is to serve medium sized businesses in those areas where we plan to deploy network facilities. Expansion into this business market will increase our addressable market in such an area and will permit us to leverage our investment in our network facilities due to the complementary telecommunication traffic or usage patterns of these business customers and our residential and small business customers. We will consider and pursue the acquisition of customers or networking assets to enter the business market, complement existing networking plans or to supplement customer density where there is a potential for deployment of network facilities. As a consequence of the FCC’s rules regarding access to the incumbent local exchange companies’ networks after March 11, 2005, our acquisition of customers from other companies who provide service using the unbundled network elements platform must be consummated in a manner where the transfer of the acquired customer is directly provisioned to our own network facilities, which, due to the limitations on the number of phone lines the incumbent local exchange company is required to “hot cut” over to our network per day, may limit or minimize the potential advantages of any such acquisition. However, we have not recently made any such acquisitions of customers, networking assets or businesses and there can be no assurances that we will be able to do so successfully.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Year Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	47.8	45.2	46.3
General and administrative expenses	15.3	16.4	19.5
Provision for doubtful accounts	4.5	3.0	2.9
Sales and marketing expenses	14.9	13.3	8.6
Depreciation and amortization	4.9	4.8	5.5
Total costs and expenses	87.4	82.7	82.8
Operating income	12.6	17.3	17.2
Other income (expense):
Interest income	0.1	0.1	0.3
Interest expense	(0.2)	(1.9)	(2.9)
Other, net	0.4	0.6	9.0
Income before income taxes	12.9	16.1	23.6
Provision (benefit) for income taxes	5.1	(5.2)	(7.0)

Net income	7.8%	21.3%	30.6%

The following table sets forth for certain items of our financial data for each year the percentage increase or (decrease) in such item from the preceding fiscal year:

	Year Ended December 31,
	2004	2003
Revenue	22.8%	20.8%
Costs and expenses:
Network and line costs	29.9%	18.0%
General and administrative expenses	14.1%	1.5%
Provision for doubtful accounts	83.7%	23.9%
Sales and marketing expenses	37.6%	87.9%
Depreciation and amortization	24.9%	5.9%
Total costs and expenses	29.7%	(20.7%)
Operating income	(10.5%)	21.4%
Other income (expense):
Interest income	(25.3%)	(51.6%)
Interest expense	(90.0%)	(19.1%)
Other, net	(23.3%)	(91.3%)
Income before income taxes	(1.6%)	(17.3%)
Provision for income taxes	219.7%	(10.2%)
Net income	(55.0%)	(15.7%)

Revenue. The increase in revenue in 2004 from 2003 and in 2003 from 2002 was due to an increase in bundled revenue offset by a decline in long distance revenue. In 2000, we decided to shift our focus to the bundled product and no longer actively market the long distance product. During 2003 and 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates adversely affected customer turnover. Additional increases in fees and rates related to our long distance and bundled products will adversely affect customer turnover.

Bundled revenue increased to $407.7 million for 2004 from $282.3 million for 2003 due primarily to higher average bundled lines in 2004 as compared to 2003. We ended 2004 with 671,000 billed bundled lines, compared to 557,000 at the end of 2003. Approximately 48.0% of the bundled lines in December 2004 were in Michigan, compared to 58.6% in December 2003, reflecting our continued efforts to market into other states. We expect the actions we will take, as a result of the recent regulatory changes, to focus customer growth on areas where we have our own local network and increase prices on our services where we do not have or plan to deploy network facilities will cause the number of bundled lines and revenues to decline in the future and will significantly increase the percentage of our bundled lines in Michigan.

The increase in bundled revenue to $282.3 million in 2003 from $171.2 million in 2002 was due to higher average bundled lines in 2003 as compared to 2002, partially offset by lower average monthly revenue per customer. We ended 2003 with 557,000 billed bundled lines compared to 333,000 at the end of 2002.

Our long distance revenue decreased in 2004 to $63.3 million from $101.4 million in 2003, and from $146.3 million in 2002. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue. Long distance revenues for 2002 included non-cash amortization of deferred revenue of $6.2 million related to a telecommunications service agreement entered into in 1997. Deferred revenue relating to this agreement had been amortized over a five-year period. The agreement and related amortization terminated in October 2002.

Network and Line Costs. The increase of network and line costs in 2004 from 2003 was primarily due to the increase in bundled customers, partially offset by the decrease in long distance customers. Network and line costs as a percentage of revenue increased slightly in 2004 from 2003 and decreased slightly in 2003 from 2002. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these increases may, over time, cause customer attrition. Network and line costs in 2004 exclude depreciation of $6.2 million for 2004 and $3.4 million for 2003.

We accrue expenses for network costs that we believe we have incurred pursuant to our interconnection agreements with a particular supplier or tariffs but for which we have not yet been billed. This primarily occurs due to errors and omissions in billing on the part of our principal suppliers, the Regional Bell Operating Companies. Accrued expenses are eliminated upon the earlier of actual billing (including billing for charges appropriately recorded in prior periods but not invoiced, or “backbilling”) by the Regional Bell Operating Companies or the expiration of the time period for which we are liable for the charges. In addition, we accrue for network expense not yet billed in a jurisdiction if we believe there is a prospect that regulatory or other legal changes in the jurisdiction will retroactively increase the rates we have charged. For example, in Georgia an appeals court overturned a recent rate reduction by the state public utility commission and ordered the commission to re-calculate our rates. This issue is currently being considered by the state commission or remand from the court and we expect that the issue will be resolved during 2005. We believe that these rates will be in excess of those previously allowed and have accrued accordingly.

We seek to structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market these higher priced products. In addition, there are several factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

•
As a result of significant changes to the FCC rules that required the incumbent local exchange companies, such as the Regional Bell Operating Companies that are our principal suppliers, to provide us the unbundled network elements of their operating platforms on a wholesale basis, the wholesale operating platforms of the incumbent local exchange companies is effectively not available to us for our new customers after March 11, 2005 or for all our customers after March 11, 2006.  This determination and others by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, will require us either to provide services in these areas through other means, including total service resale agreements or commercial agreements with incumbent local exchange companies, purchase of special access services or network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act, in all cases at significantly increased costs, or to provide services over our own switching facilities, if we are able to deploy them (see Item 1 "Regulation," above and "Liquidity and Capital Resources, Other Matters," below);

•
Adverse changes to the current pricing methodology, TELRIC, mandated by the FCC for use in establishing the prices charged to us by incumbent local exchange companies for the use of their unbundled network elements for so long as we are permitted to continue to use them, and for the use of transport and other services in connection with our local network. The FCC’s 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways (see Item 1, "Regulation," above and "Liquidity and Capital Resources, Other Matters," below) clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable incumbent local exchange companies to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local exchange companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. The TELRIC methodology still governs our pricing for loops purchased from the incumbent local exchange companies in connection with our local network. We cannot predict if the FCC will order new TELRIC pricing or if Congress will amend the 1996 Act, affecting such pricing or availability. These changes could result in material increases in prices charged to us for unbundled network elements, including those used in our own local network; and

•	Determinations by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.

We expect the actions we will take, as a result of the recent regulatory changes, to focus customer growth in areas where we have our own local network, currently Michigan, and increase prices on our services, will cause the number of bundled lines to decline in the future and reduce network and line costs, although the amount of the reduction may be offset in part by the increased costs we may be required to pay. Changes in the pricing of our service plans could also cause network and line costs as a percentage of revenue to change in the future. See our discussion under "Liquidity and Capital Resources, Other Matters," below.

General and Administrative Expenses. General and administrative expenses increased in 2004 from 2003 and in 2003 from 2002. In 2004, the increase was attributable to a new operating lease for information technology equipment. In 2002, general and administrative expenses were reduced by a settlement of litigation relating to an obligation with a third party of $1.7 million. The increases were primarily due to the year-to-year increases in the number of employees for customer service and information technology to support our expanding base of bundled customers and our deployment of our local facilities. General and administrative expense as a percentage of revenue decreased from 2003 to 2004 and from 2002 to 2003. This decrease resulted from the efficiencies of a growing base of revenues relative to certain fixed operating expenses. We expect that as revenues decline in the future, as we anticipate, general and administrative expense as a percentage of revenues will increase.

Provision for Doubtful Accounts. The provision for doubtful accounts increased in 2004 from 2003. The increase was due to an increase in the number of customers and revenue as well an increase in bad debt expense as a percentage of revenues. The increase in bad debt as a percentage of revenue in 2004 was primarily due to:

•
Reduced employee collection hours as a result of several hurricanes near our Florida customer service centers. As a result of the closures and employee attendance disruption, our collections personnel were unable to pursue payments from delinquent customers. We were unable to make up the lost employee time and, as a result, the collection time decreased and aging on the accounts deteriorated, therefore, the provision for doubtful accounts increased.

•
An increase in market share outside of Michigan into states where we have experienced generally higher levels of bad debt. Our experience is that bad debt varies by state. The greater relative proportion of customers in states other than Michigan resulted in increased overall bad debt.

•
In an effort to expand our addressable market during 2004, we experimented with a new credit screening vendor and methodology to supplement our existing credit screening process. The change was meant to provide a credit score for potential customers for whom no score was available under our primary scoring methodology. Management believed that, in building the parameters for this new method, the bad debt would have been consistent with that of our primary method. In actuality, however, customers accepted through this new methodology had higher bad debt than customers accepted through our primary credit screening method. Thus, the influx of customers through the new methodology during the third quarter resulted in increased bad debt for the third and fourth quarters. Based on these actual results, we ceased utilizing this supplemental screening methodology.

The provision for doubtful accounts increased in 2003 from 2002. The increase was due to an increase in the number of customers and revenue. In addition, in 2002, the provision for doubtful accounts was reduced by a reversal of the reserve for doubtful accounts of $1.9 million due to better-than-expected collections experience on accounts receivable outstanding at year end 2001. The benefits of our actions taken during the third and fourth quarters of 2001 to reduce bad debt expense and improve the overall credit quality of our customer base were reflected in the lower bad debt expense for 2002.

Sales and Marketing Expenses. Sales and marketing expense increased in 2004 from 2003 and in 2003 from 2002. The increases are primarily attributable to the increase of sales and marketing activity for continued growth of our bundled sales. Sales and marketing expense as a percentage of revenue also increased over the prior year during these periods, as the cost of acquiring a customer increased. Currently, substantially all of our sales and marketing expenses relate to the bundled product. Included in sales and marketing expenses are advertising expenses of $9.8 million for 2004, $6.8 million for 2003, and $1.5 million for 2002. We expect sales and marketing expenses to decrease in 2005 as we significantly reduce our efforts to increase subscriber growth and focus only on markets with potential for networking.

Interest Expense. The decreases in interest expense for 2004 from 2003 and for 2003 from 2002 are primarily attributable to the decreases in, and the retirement in 2004 of the balance of, the outstanding debt balances.

Depreciation and Amortization. Depreciation and amortization increased in 2004 from 2003 and in 2003 from 2002 primarily due to depreciation on costs incurred in 2003 and 2004 related to our deployment of networking assets (our local switch and collocation equipment) in Michigan and amortization of capitalized software projects completed during 2003 and 2004 primarily related to the development of customer relations management software. In December 2004, in connection with a review of our fixed assets, the estimated remaining useful life of our five long distance switches was shortened from an average of 8 years to 1.6 years. This change had the effect of increasing depreciation for 2004 by $1.4 million. In addition, we expect that depreciation expense will increase by approximately $18 million in 2005 from 2004.

Other Income, Net. Other income for 2004 consists of income recorded as a result of the statutory expiration of the liability for certain sales and use taxes reserves. Other income for 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par. Other income in 2002 included $28.9 million attributed to the restructuring and repurchase of a portion of our 8% Secured Convertible Notes and $1.6 million attributed to the repurchase of a portion of our 12% Senior Subordinated Notes, partially offset by a loss of $1.1 million related to the retirement of our senior credit facility.

Provision for Income Taxes. In 2003, management evaluated the deferred tax asset valuation allowance and determined that a portion of the allowance should be reversed. The evaluation considered the profitability of our business, the ability to utilize the deferred tax assets in the future and possible restrictions on use due to provisions of the Internal Revenue Code Section 382 "Change in Ownership." After consideration of each of these factors, we concluded certain deferred tax assets would more likely than not be utilized, and reversed deferred tax asset valuation allowances of $50.6 million for 2003, recognized a non-cash deferred income tax benefit of $44.1 million and reduced the amount of goodwill related to the August, 2000 acquisition of Access One Communications, Inc. by $6.5 million. In 2003, the tax benefit was partially offset by an income tax expense of $24.1 million.

As a result of the application of net operating loss carryforwards, or NOLs, we currently need only pay accrued alternative minimum taxes and certain state income taxes. As of December 31, 2004, we had approximately $114.7 million of federal NOLs, which are available to offset future taxable income. A valuation allowance has been maintained for a $23 million tax deduction, which was taken in our 1996 federal income tax return and for which we are currently involved in an administrative proceeding before the Internal Revenue Service. A valuation allowance has also been maintained for certain state NOLs, which we believe may not be realized. We will continue to assess the valuation allowance of these deferred tax assets, and will reverse such allowance if we conclude that it is more likely than not these deferred tax assets will be utilized. We expect that our federal NOLs will be substantially utilized by 2007 with the exception of $2.3 million in NOLs generated by Access One Communications, Inc. and its subsidiaries, which will be substantially utilized by 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. For 2004 and 2003, our operating activities provided net cash flow of $74.6 million and $73.2 million, respectively, more than half of which in each year was used by us to reduce our outstanding debt obligations and a significant portion of the balance of which was used to fund capital expenditures and capitalized software development costs. As of December 31, 2004, we had $47.5 million in cash and cash equivalents and long-term debt and capital lease obligations (including current maturities) of $4.2 million, compared to $35.2 million and $48.6 million, respectively, at December 31, 2003.

Our contractual obligations as of December 31, 2004 are summarized by years to maturity as follows (in thousands):

Contractual Obligations	Total	1 year or less	2 - 3 Years	4 - 5 Years	Thereafter

Talk America Inc. and other subsidiaries:
Vendor financing agreement (1)	$2,057	$1,397	$660	$--	$--
Capital lease obligations	2,189	1,132	1,057	--	--
Vendor financed maintenance (1)	1,122	561	561	--	--
Operating leases	6,003	2,922	2,447	278	356
Purchase commitments (2)	4,400	4,400	--	--	--
Invoice printing commitment (3)	4,913	1,183	2,456	1,274	--
Carrier commitments (4)	97,000	33,000	64,000	--	--

Total Contractual Obligations	$117,684	$44,595	$71,181	$1,552	$356

(1)  In May 2004, in connection with the purchase of software, we entered into a loan agreement with the software supplier for $3.1 million payable over 36 months at a 2.9% annual interest rate. The agreement includes $2.5 million of software and an annual maintenance contract of $0.6 million. In addition, we agreed to renew the maintenance agreement for an additional two years at the cost of $1.1 million, which is funded on the anniversary dates. As of December 31, 2004, there was approximately $2.1 million outstanding under this loan.

(2) At December 31, 2004, we had outstanding purchase orders for capital expenditures related to the build out of our Michigan networking facilities with two vendors in the aggregate amount of $4.4 million.

(3) We have a contract with our invoice printing company that establishes pricing and provides for annual minimum payments.

(4) In December 2003, we entered into a four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Our AT&T agreement establishes pricing and provides for annual minimum revenue commitments based upon usage as follows: 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. Despite the anticipated reduction in our local bundled customer base, we anticipate that we will not be required to make any shortfall payments under this contract as a result of the restructuring of the obligations or the growth in network minutes as a result of acquisitions, there can be no assurances that we will be successful in our efforts. To the extent that we are unable to meet these minimum commitments, our costs of purchasing the services under the agreement will correspondingly increase. In addition to the AT&T commitment, the carrier commitments include a commitment with one separate carrier of approximate $1.0 million in 2005.

Cash provided by (used for):

				Percent Change
	2002	2003	2004	2003 vs. 2002	2004 vs. 2003
Operating activities	$51,898	$73,171	$74,595	41.0%	1.9%
Investing activities	(7,332)	(14,715)	(16,497)	(100.7%)	(12.1%)
Financing activities	(33,078)	(56,802)	(45,848)	(71.7%)	19.3%

Cash Provided By Operating Activities. Cash generated by operations increased by $1.4 million from 2003 to 2004. The increase was driven primarily by higher cash flow before changes in working capital. In the aggregate, the changes in working capital were similar in 2004 and 2003. Net accounts receivable increased by $8.6 million in 2004 down from an increase of $12.5 million in 2003. The increase in net accounts receivable in both 2003 and 2004 was due to an increase in revenues during the same periods. As revenues are expected to decline in 2005, net accounts receivable should also be expected to decline. Accounts payable increased by $8.1 million in 2004 up from an increase of $3.1 million in 2003. The increase in accounts payable in both 2003 and 2004 was due to an increase in operating expenses during the same periods. As operating expenses are expected to decline in 2005, accounts payable should also be expected to decline. These items that favorably affected cash from operations were offset by an increase in other current assets and other current liabilities. The application of NOL carryforwards has limited our current payment of income taxes to cash taxes for alternative minimum taxes and certain state income taxes. We expect that our NOLs will be substantially utilized during 2007.

Cash generated by operations increased by $21.3 million from 2002 to 2003. The increase was driven by both higher cash flow before working capital changes of $11.7 million and a reduction in working capital. In the aggregate, changes in working capital used $1.3 million in 2003 down from a use of $10.3 million in 2002. Accounts payable were reduced significantly in 2002 as we improved payment terms with our vendors. Deferred revenue and net accounts receivable increased substantially in 2003 as compared to 2002 as our bundled business grew.

Net Cash Used in Investing Activities. Capital expenditures increased by $1.1 million during 2004 as compared to 2003 and capitalized software increased by $0.8 million. In 2004, approximately 37% of our $13.0 million in capital expenditures consisted of costs related to our deployment of networking assets (local switch and collocation equipment) in Michigan, up from 66% of our $5.5 million in 2003. Also in 2003, to support our customer growth, we opened a new customer service call center. The remaining 2003 capital expenditures consisted primarily of upgrades to our information technology capabilities to support our customer growth. In addition, during 2004 we entered into a capital lease valued at $2.5 million for new database software and during 2003, we entered into a capital lease valued at $3.4 million for upgrades to our customer data storage equipment.

We expect to spend between $43 and $47 million in capital expenditures and capitalized software in 2005, primarily for the build out of the Michigan networking facilities. We have not, however, previously developed and deployed a local network of our own or of this scale and there can be no assurance that we will not encounter unanticipated costs in acquiring the assets necessary for such networking capability and its operation or in deploying the new network. In addition, to the extent we identify other markets to deploy networking facilities, our capital expenditures will increase accordingly.

Capitalized software development costs consist of direct development costs associated with internal-use computer software, including payroll costs for employees devoting time to the software projects. In 2004, capitalized software development costs totaled $3.5 million and were primarily related to the development of software related to the deployment of our networking facilities. We expect software development costs in 2005 to be consistent with 2004 as we continue to develop the integrated information systems required to provide local switch-based service.

To the extent that we are successful in identifying and completing an acquisition of either customers, networking assets or a business, net cash used in investing activities may increase.

Net Cash Used in Financing Activities. Net cash used in financing activities during 2004 and 2003 was $45.8 million and $56.8 million, respectively, primarily attributable to debt repayments of $46.5 million and $53.0 million in 2004 and 2003, respectively. In addition, during 2003, pursuant to our former share buyback program announced in January 2003, we purchased 1,315,789 shares for a purchase price of $5.0 million. On June 1, 2004, we announced that our Board of Directors had authorized a share buyback program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time, in the open market and/or private transactions. Through December 31, 2004, we had not purchased any shares under this program.

During 2004, we redeemed $40.7 million of our 12% Senior Subordinated Notes, $2.8 million of our 8% Convertible Senior Subordinated Notes and $0.7 million of our 5% Convertible Subordinated Notes, representing the respective entire principal amounts outstanding as of December 31, 2003.

Net cash used in financing activities during 2002 was primarily attributable to debt repayment and purchases of $32.7 million. For 2002, $2.8 million of interest was recorded as additional principal on the 12% Senior Subordinated Notes and 8% Secured Convertible Notes for payment of interest in kind rather than in cash.

While we believe that we may have access to new capital in the public or private markets to fund our ongoing cash requirements (including any acquisitions), there can be no assurance as to the timing, amounts, terms or conditions of any such new capital or whether it could be obtained on terms acceptable to us. We anticipate that our cash requirements will generally be met from our cash-on-hand and from cash generated from operations. Based on our current projections for operations, we believe that our cash-on-hand and our cash flow from operations will be sufficient to fund our currently contemplated capital expenditures, our debt service obligations, and the expenses of conducting our operations for at least the next twelve months. However, there can be no assurance that we will be able to realize our projected cash flows from operations, which is subject to the risks and uncertainties discussed in this report, or that we will not be required to consider capital expenditures in excess of those currently contemplated, as discussed in this report.

Other Matters

Our provision of telecommunications services is subject to government regulation.  To date, our local telecommunications services have been provided almost exclusively through the use of unbundled network elements purchased from incumbent local exchange companies that were made available to us pursuant to FCC rules. It has been primarily the availability of these unbundled network elements from the incumbent local exchange companies' facilities at substantially lower prices than those available for resale through total service resale agreements that has enabled us to price our local telecommunications services competitively.  As a result of the FCC’s final rules, since March 11, 2005, the unbundled network element platform is no longer available to us for adding new customers. Further, as of March 11, 2005 there is a $1 increase in the cost per line, per month for us to continue providing service to our existing customers that are on the unbundled network element platform. In addition, for both local loops and dedicated transport, the FCC adopted a twelve-month transition plan for competitive local exchange companies, such as us, to transition away from the use of DS1 and DS3 loops and dedicated transport where there is no impairment, as defined in the FCC’s final rules, and an eighteen-month transition plan to transition away from dark fiber. The transition plans apply only to the customer base as it exists on March 11, 2005, and do not permit competitive local exchange companies to add new dedicated transport unbundled network elements in the absence of impairment.

As a result of the FCC’s final rules, we will be forced by March 11, 2006, to transition our customers from the unbundled network element platform to our own network facilities or to service our local customers through resale agreements or through elements purchased through commercial agreements that we may enter into with the incumbent local exchange companies. In 2003, we began deploying networking assets in Michigan and, as of December 31, 2004, we had approximately 25,000 bundled lines on our Michigan network. We are continuing the expansion of our network by collocating our networking equipment in the incumbent local exchange companies’ end offices to provide service over our own network to a larger existing customer base in geographic regions where we have a high density of customers. We are also considering other ways of expanding our network capacity and customer base, including by acquisition of capacity and customers from other companies, both directly and by acquisition of such companies. By December 31, 2005 we expect to have 175,000 bundled lines on our network in Michigan, and we are actively exploring network opportunities in areas outside of Michigan. However, should cost-based transport unbundled network elements become effectively unavailable to us, our plans to deploy our own network facilities could be substantially impeded, and we could be forced to use other means to effect this deployment, including the use of facilities purchased at higher special access rates or transport services purchased from other facilities-based competitive local telephone carriers.   In either event, our cost of service could rise dramatically and our plans for a service roll-out for use of our own network facilities could be delayed substantially or derailed entirely.  This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

CRITICAL ACCOUNTING ESTIMATES

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

Network and Line Costs

We accrue expenses for network costs that we believe we have incurred pursuant to our interconnection agreements with a particular supplier or tariffs but for which we have not yet been billed. This primarily occurs due to errors and omissions in billing on the part of our principal suppliers, the Regional Bell Operating Companies. In addition, we accrue for network expense not yet billed in a jurisdiction if we believe there is a prospect that regulators or other legal changes in the jurisdiction will retroactively increase the rates we have charged. For example, in Georgia an appeals court overturned a recent rate reduction by the state public utility commission and ordered the commission to re-calculate our rates. This issue is currently being considered by the state commission and we expect that the issue will be resolved during 2005. We believe that these rates will be in excess of those previously allowed and have accrued accordingly.

Accrued expenses are eliminated upon the earlier of actual billing (including billing for charges appropriately recorded in prior periods but not invoiced, or “backbilling”) by the Regional Bell Operating Companies or the expiration of the time period for which we are liable for the charges. The time period is governed by interconnection agreements or, in the absence of a specific agreement, by the statute of limitations operative in a given jurisdiction. As the expiration of the statute of limitations occurred, which began in 2004, we have reduced, and will reduce in the future, our liability for this exposure as there is no further legal recourse the supplier can take in collecting these amounts.

Allowance for Uncollectible Accounts

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

Valuation of Long-Lived Assets and Intangible Assets with a Definite Life

We review the recoverability of the carrying value of long-lived assets, including intangibles with a definite life, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from them. Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to historical or projected future operating results
•	Significant changes in the manner of our use of the acquired assets or expected useful lives of the assets or the strategy for our overall business
•	Significant negative regulatory, industry or economic trends
•	Significant decline in our stock price for a sustained period and market capitalization relative to net book value

Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Since we provide integrated telecommunications services with our asset groups not being independent of each other, our assets are viewed as being of a single asset group and impairment testing is conducted at the entity level. Estimates of future cash flows used to test recoverability are made for the remaining useful life of the primary asset of the asset group. Cash flows are estimated using management’s current view of the operating and financial prospects of the asset group. If this comparison indicates there is impairment, the amount of the impairment loss to be recorded is calculated by the excess of the net assets’ carrying value over its fair value and is typically calculated using discounted expected future cash flows.

Goodwill and Intangible Assets with Indeterminate Lives

Goodwill represents the cost in excess of the fair value of the net assets of acquired companies. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill (comprised of goodwill acquired in the Access One acquisition in August 2000) will not be amortized, but rather will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level; we determined that we have one reporting unit under the guidance of SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Fair value for the reporting unit is based on a discounted cash flow analysis and consideration of the current market value of our common stock. Cash flows are estimated using management’s current view of the operating and financial prospects of the business. A discount rate of 18% was used in the discounted cash flow analysis.

Income Taxes

Income taxes are accounted for under the asset and liability method. During 2004 and 2003, we recorded income taxes at a rate equal to our combined federal and state effective rates. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

New Accounting Pronouncements

    In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 ("SFAS No. 123 (R)"), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the first interim or annual reporting period beginning after June 15, 2005. We are currently assessing the implications of the transition methods allowed and have not determined whether the adoption of FAS 123(R) will result in amounts similar to current pro-forma disclosures under FAS 123. We expect the adoption to have an adverse impact on future consolidated statements of operations.

In December 2004, the FASB issued SFAS No. 153 Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. SFAS 153 is not expected to have a material impact on our consolidated financial statements at the date of adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Talk America Holdings, Inc.:

We have completed an integrated audit of Talk America Holdings, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statements schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Talk America Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) of this Annual Report on Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A of this Annual Report on Form 10-K, that Talk America Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex transactions and did not maintain effective controls over sales, use and excise tax liability, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses has been identified and included in management’s assessment.

As of December 31, 2004, the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex transactions. Specifically, the Company did not have personnel who possess sufficient depth, skills and experience in accounting for and review of complex transactions in the financial reporting process to ensure that complex transactions were accounted for in accordance with generally accepted accounting principles. This material weakness resulted in the following adjustments of the Company’s financial statements:

a.
In connection with the preparation of the Company’s financial statements for the first and second quarters of 2004, management identified errors in the computation of deferred tax assets and the release of the valuation allowance related thereto that were recorded in the third quarter of 2003 as follows: (i) failure to deduct state income tax expense from federal taxable income and (ii) failure to complete the appropriately detailed analysis of the Company’s deferred tax assets relating to state net operating loss carryforwards. In addition, in February 2005, management determined that they incorrectly applied generally accepted accounting principles, which resulted in improper correction of the aforementioned errors through an adjustment to the effective tax rate for 2004 rather than through the restatement of the Company’s prior period financial statements. This resulted in adjustments to deferred tax assets and income tax expense in the third and fourth quarter of 2003 and the first, second and third quarters of 2004;

b.
In connection with the preparation of the Company’s financial statements for the second quarter of 2004, management identified errors in the development and calculation of the effective state income tax rate. This resulted in an adjustment of income tax expense in the first and second quarters of 2004;

c.
Because of the Company’s failure to take into account certain applicable tax regulations, management did not identify that certain deferred tax assets relating to acquired net operating losses were available for and should have been recorded in the third quarter of 2003. In February 2005 when this error was identified, the correcting entries were not appropriately recorded by the Company. This resulted in an audit adjustment of deferred tax assets and goodwill in each of the periods beginning in the third quarter 2003; and

d.
In February 2005, during the audit of the Company’s 2004 financial statements, it was determined that in the Company’s calculations of earnings per share since the third quarter of 2003, the Company had not considered or included the tax benefits associated with the assumed exercise of employee stock options in the proceeds used to repurchase shares in the application of the treasury stock method. As a result, fully diluted shares outstanding and earnings per share were adjusted in those periods.

This control deficiency resulted in the restatement of the Company’s financial statements for each of the quarters in 2003 and year ended December 31, 2003, and the first, second and third quarters of 2004 and certain audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of December 31, 2004 the Company did not maintain effective controls over sales, use and excise tax liability. Specifically, the Company’s reconciliation and review procedures with respect to the sales, use and excise tax liability that the Company collect and remit did not identify that certain customer fee revenue had been incorrectly recorded in the sales, use and excise tax general ledger account. This control deficiency resulted in the restatement of the Company’s revenues and sales, use and excise tax liability for each of the quarters in 2003 and year ended December 31, 2003, and the first, second and third quarters of 2004 and an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of revenues, and sales, use and excise tax liability that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 Consolidated Financial Statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Talk America Holding, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Talk America Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 29, 2005

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2004	2003	2002

Revenue	$471,012	$383,693	$317,507

Costs and expenses:
Network and line costs (excluding depreciation shown below)	225,244	173,349	146,911
General and administrative expenses	72,020	63,104	62,166
Provision for doubtful accounts	21,313	11,599	9,365
Sales and marketing expenses	70,202	51,008	27,148
Depreciation and amortization	22,904	18,345	17,318
Total costs and expenses	411,683	317,405	262,908

Operating income	59,329	66,288	54,599
Other income (expense):
Interest income	290	388	802
Interest expense	(733)	(7,353)	(9,087)
Other income, net	1,895	2,470	28,448
Income before provision (benefit) for income taxes	60,781	61,793	74,762
Provision (benefit) for income taxes	23,969	(20,024)	(22,300)

Net income	$36,812	$81,817	$97,062

Income per share - Basic:
Net income per share	$1.37	$3.10	$3.56

Weighted average common shares outstanding	26,847	26,376	27,253

Income per share - Diluted:
Net income per share	$1.32	$2.94	$3.15

Weighted average common and common equivalent shares outstanding	27,854	27,806	30,798

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$47,492	$35,242
Accounts receivable, trade (net of allowance for uncollectible accounts of $17,508 and $9,414 at December 31, 2004 and 2003, respectively)	48,873	40,321
Deferred income taxes	34,815	24,605
Prepaid expenses and other current assets	6,888	5,427
Total current assets	138,068	105,595

Property and equipment, net	65,823	68,069
Goodwill	13,013	13,013
Intangible assets, net	1,966	4,666
Deferred income taxes	14,291	48,288
Capitalized software cost and other assets	8,567	7,547
	$241,728	$247,178

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,439	$35,296
Sales, use and excise taxes	11,179	13,521
Deferred revenue	15,321	10,873
Current portion of long-term debt and capitalized lease obligations	2,529	16,806
Accrued compensation	6,690	9,888
Other current liabilities	5,426	6,851
Total current liabilities	84,584	93,235

Long-term debt and capitalized lease obligations	1,717	31,791

Deferred income taxes	13,906	19,009

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 27,037,096 and 26,662,952 shares issued and outstanding at December 31, 2004 and 2003, respectively	284	280
Additional paid-in capital	356,409	354,847
Accumulated deficit	(210,172)	(246,984)
Treasury stock - at cost, 1,315,789 shares at December 31, 2004 and 2003	(5,000)	(5,000)
Total stockholders' equity	141,521	103,143
	$241,728	$247,178

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$36,812	$81,817	$97,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	21,313	11,599	9,365
Depreciation and amortization	22,904	18,345	17,318
Other non-cash charges	9	--	194
Non-cash interest and amortization of accrued interest liabilities	(956)	(260)	832
Loss on sale and retirement of assets	4	22	205
Gain from restructuring of convertible debt	--	--	(28,909)
Gain from extinguishment of debt	--	(2,476)	(431)
Gain on legal settlement	--	--	(1,681)
Deferred income taxes	19,588	(23,411)	(22,300)

Changes in assets and liabilities:
Accounts receivable, trade	(29,865)	(24,077)	(10,560)
Prepaid expenses and other current assets	(900)	(1,533)	(1,902)
Other assets	60	1,410	2,211
Accounts payable	8,143	3,144	(11,462)
Deferred revenue	4,448	4,393	(3,713)
Sales, use and excise taxes	(2,342)	2,082	3,101
Accrued compensation	(3,198)	4,279	4,501
Other current liabilities	(1,425)	(2,163)	(1,933)
Net cash provided by operating activities	74,595	73,171	51,898

Cash flows from investing activities:
Acquisition of intangibles	--	(133)	(50)
Capital expenditures	(12,963)	(11,844)	(4,781)
Capitalized software development costs	(3,534)	(2,738)	(2,501)
Net cash used in investing activities	(16,497)	(14,715)	(7,332)

Cash flows from financing activities:
Payments on borrowings	(45,273)	(52,918)	(17,983)
Payments of capital lease obligations	(1,228)	(61)	(1,036)
Acquisition of convertible debt and senior notes	--	--	(14,691)
Proceeds from exercise of options	653	1,177	632
Purchase of treasury stock	--	(5,000)	--
Net cash used in financing activities	(45,848)	(56,802)	(33,078)

Net increase in cash and cash equivalents	12,250	1,654	11,488
Cash and cash equivalents, beginning of year	35,242	33,588	22,100
Cash and cash equivalents, end of year	$47,492	$35,242	$33,588

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Shares	Amount	Total
Balance, December 31, 2001	27,151	$272	$351,169	$(425,863)	--	$--	$(74,422)
Net income	--	--	--	97,062	--	--	97,062
Issuance of common stock for services	67	1	82	--	--	--	83
Exercise of common stock options	252	2	741	--	--	--	743
Balance, December 31, 2002	27,470	275	351,992	(328,801)	--	--	23,466

Net income	--	--	--	87,817	--	--	87,817
Acquisition of treasury stock	--	--	--	--	1,136	(5,000)	(5,000)
Exercise of common stock options	509	5	1,172	--	--	--	1,172
Income tax benefit related to exercise of common stock options	--	--	1,683	--	--	--	1,683
Balance, December 31, 2003	27,979	280	354,847	(246,984)	1,316	(5,000)	103,143

Net income	--	--	--	36,812	--	--	36,812
Exercise of common stock options	374	4	658	--	--	--	662
Income tax benefit related to exercise of common stock options	--	--	904	--	--	--	904
Balance, December 31, 2004	28,353	$284	$356,409	$(210,172)	1,316	($5,000)	$141,521

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF ACCOUNTING POLICIES

(a)      Business

Talk America Holdings, Inc., through its subsidiaries, offers a bundle of local and long distance phone services and internet access services to residential and small business customers in the United States. We operate our own nationwide long distance network and deliver local services on our own local network and through wholesale operating agreements with the incumbent local exchange companies. We have developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable us to offer and deliver high-quality service, savings through competitively priced telecommunication products, and simplicity through consolidated billing and responsive customer service. We operate our own sales and customer service centers. We manage our business as one reportable operating segment.

(b)      Basis of Financial Statements Presentation

The consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

(c)      Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)      Reclassifications

Certain amounts for 2003 and 2002 have been reclassified to conform to the current year presentation. We have changed the classification of certain expenses, primarily customer billing expenses, from network and line costs to general and administrative expenses.

(e)      Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•
Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect the continued availability until March 11, 2006 and thereafter of certain elements of the unbundled network element platform of the local exchange carriers network and the costs associated therewith and thereafter certain unbundled network element platform elements utilized with our network

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

We also derive access revenue from long-distance companies for access to our network in connection with the completion of long-distance telephone calls. We recognize access revenue based on minutes of traffic captured in a given period. Access revenue represented less than five percent of total revenue for 2004, 2003 and 2002.

Revenue for 2002 included amortization of a non-refundable prepayment received in 1997 in connection with an amended telecommunications services agreement with Shared Technologies Fairchild, Inc. The prepayment was amortized over the five-year term of the agreement, which expired October 2002. The amount included in revenue was $6.2 million in 2002.

(h)     Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoice amount. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review our allowance for doubtful accounts monthly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off balance sheet credit exposure related to our customers.

Receivables consist of trade accounts receivables of $66,381 million and $49,735 million at December 31, 2004 and 2003, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Balance at Beginning of Year	Additions	Write-offs Net of Recoveries	Balance at End of Year

December 31, 2004	$9,414	21,313	(13,219)	$17,508
December 31, 2003	$7,821	11,599	(10,006)	$9,414
December 31, 2002	$46,404	9,365	(47,948)	$7,821

(i)   Cash and Cash Equivalents

We consider all temporary cash investments purchased with an initial maturity of three months or less to be cash equivalents.

(j)   Property and Equipment and Depreciation

Property and equipment are recorded at historical cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets from 1 to 39 years. Leasehold improvements are depreciated over the life of the related lease or asset, whichever is shorter. Capital leases are included in property and equipment with corresponding amortization included in accumulated depreciation. Capital lease assets are amortized over the useful life of the respective assets, or the lease term, whichever is shorter.

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

Computer software developed or obtained for internal use are included in other assets at December 31, 2004 and 2003 were $5.7 million and $4.5 million, respectively, net of accumulated amortization of $4.5 million and $2.1 million, respectively, at December 31, 2004 and 2003. Amortization expense was $2.4 million and $1.5 million, respectively, for the years ended December 31, 2004 and 2003.

(l)      Goodwill and Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which establishes the impairment approach rather than amortization for goodwill and intangible assets with indeterminate lives. Effective January 1, 2002, we are not required to record amortization expense on goodwill, but instead are required to evaluate these assets for potential impairment at least annually and test for impairment between annual tests, which we conduct in the second quarter, if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

Based on recent regulatory changes and the shortening of the remaining useful lives of our long distance switches, we tested for impairment of our goodwill in the fourth quarter of 2004 and determined that goodwill is not impaired.

Intangible assets consist primarily of purchased customer accounts with a definite life and are being amortized on a straight-line basis over 5 years. We incurred amortization expense on intangible assets with a definite life of $2.7 million for December 31, 2004 and $2.8 million for December 31, 2003 and 2002. Intangible assets with a definite life amounted to $1.6 million at December 31, 2004, net of accumulated amortization of $11.8 million. Amortization expense on intangible assets with a definite life is expected to be $1.6 million for the year ended December 31, 2005.

(m)      Valuation of Long-Lived Assets

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes an accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

We review the recoverability of the carrying value of long-lived assets, including intangible assets with a definite life, for impairment using the methodology prescribed in SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based on recent regulatory changes and the shortening of the remaining useful lives of our long distance switches, we tested for impairment of our long-lived assets in the fourth quarter of 2004 and determined long-lived assets are not impaired.

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

(o)      Net Income Per Share

Basic earnings per share for a period computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of common shares issuable upon exercise of stock options, warrants and conversion of convertible debt, when such effect is not antidilutive.

(p)      Financial Instruments

The carrying values of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values. Convertible debt is recorded at face amount but such debt has traded in the open market at discounts to face amount.

(q)      Stock-Based Compensation

We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123”. The following disclosure complies with the adoption of this statement and includes pro forma net income as if the fair value based method of accounting had been applied:

(In thousands)	Year Ended December 31,
	2004	2003	2002
Net income as reported	$36,812	$81,817	$97,062
Add: Stock-based employee compensation expense included in reported net income	5	--	110
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	(5,308)	(1,348)	(5,208)
Pro forma net income	$31,509	$80,469	$91,964

	Year Ended December 31,
	2004	2003	2002
Basic earnings per share:
As reported	$1.37	$3.10	$3.56
Pro forma	$1.17	$3.05	$3.38
Diluted earnings per share:
As reported	$1.32	$2.94	$3.15
Pro forma	$1.15	$2.94	$2.96

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

(r)           Comprehensive Income

We have no items of comprehensive income or expense. Accordingly, our comprehensive income and net income are equal for all periods presented.

(s)     Advertising

We expense advertising costs as they are incurred. Advertising expenses totaled approximately $9.8 million, $6.8 million, and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(t)     New Accounting Pronouncements

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 ("SFAS No. 123 (R)"), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the first interim or annual reporting period beginning after June 15, 2005. We are currently assessing the implications of the transition methods allowed and have not determined whether the adoption of FAS 123(R) will result in amounts similar to current pro-forma disclosures under FAS 123. We expect the adoption to have an adverse impact on future consolidated statements of operations.

In December 2004, the FASB issued SFAS No. 153 Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. SFAS 153 is not expected to have a material impact on our consolidated financial statements at the date of adoption.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

(a)      Lease Agreements

We lease office space and equipment under operating and capital lease agreements. Certain leases contain renewal options and purchase options, and generally provide that we shall pay for insurance, taxes and maintenance. Total rent expense for all operating leases for the years ended December 31, 2004, 2003 and 2002 was $3.2 million $1.9 million, and $2.4 million, respectively. As of December 31, 2004, we had future minimum annual lease obligations under noncancellable leases with terms in excess of one year as follows (in thousands):

Year Ended December 31,	Operating Leases	Capital Lease	Total
2005	$2,922	$1,164	$4,086
2006	2,009	1,067	3,076
2007	438	--	438
2008	138	--	138
2009	140	--	140
Thereafter	356	--	356
Total minimum lease payments	$6,003	$2,231	$8,234
Less: interest		42
Present value of minimum lease payments		$2,189
Less: current installments		1,132
Long-term obligations		$1,057

(b)      Legal Proceedings

In the third quarter of 2002, we paid $140,000 in connection with the settlement of litigation relating to an obligation with a third party that had previously been reflected as a liability, and recorded a non-cash reduction of expense in the amount of $1.7 million.

On November 12, 2001, Traffix, Inc. was awarded approximately $6.2 million in an arbitration concerning the termination of a marketing agreement between us and Traffix, which was paid in two installments - $3.7 million paid in November 2001 and $2.5 million paid in April 2002.

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

(c)      Commitments

We are party to various network service agreements, which contain certain minimum usage commitments. In December 2003, we entered into a four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement contain certain minimum usage commitments. Our contract with AT&T establishes pricing and provides for annual minimum revenue commitments based upon usage as follows: 2005 - $32 million, 2006 - $32 million, 2007 - $32 million, and obligates us to pay 65 percent of the revenue shortfall, if any. Another separate contract with a different network service vendor establishes pricing and provides for annual minimum payments for 2005 of $1.0 million. Despite the anticipated reduction in our local bundled customer base, we anticipate that we will not be required to make any shortfall payments under this contract as a result of the restructuring of the obligations or the growth in network minutes as a result of acquisitions, there can be no assurances that we will be successful in our efforts. To the extent that we are unable to meet these minimum commitments, our costs of purchasing the services under the agreement will correspondingly increase.

In addition, at December 31, 2004, we had outstanding purchase orders for capital expenditures related to the build out of our Michigan networking facilities with two vendors in the aggregate amount of $4.4 million. We have a contract with our invoice printing company that establishes pricing and provides for annual minimum payments as follows: 2005 - $1.2 million, 2006 - $1.2 million, 2007 - $1.2 million and 2008 - $1.3 million. We also agreed to renew the maintenance agreement associated with a vendor financing agreement we entered into in May 2004 with a software supplier for an additional two years at a cost of $1.1 million, which is funded on the anniversary dates.

NOTE 3.   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation (in thousands):

		December 31,
	Lives	2004	2003
Land		$330	$330
Buildings and building improvements	39 years	7,004	6,987
Leasehold improvements	3-10 years	2,146	1,757
Switching equipment	1-10 years	68,444	64,161
Software	3 years	11,812	7,877
Equipment and other	3-10 years	49,152	50,830
		138,888	131,942
Less: Accumulated depreciation		(73,065)	(63,873)
		$65,823	$68,069

The following is a summary of property and equipment recorded under capital leases included above (in thousands):

		December 31,
	Lives	2004	2003

Equipment and other	3 years	$3,627	$3,627
Less: Accumulated depreciation		(1, 457)	(196)
		$2,170	$3,431

For the years ended December 31, 2004, 2003 and 2002, depreciation expense amounted to $17.8 million, $14.1 million and $13.3 million, respectively, this includes depreciation expense excluded from network and line cost of $6.2 million, $3.4 million and $3.9 million, respectively. During 2004, we reduced our estimate of useful lives of certain switching equipment to reflect technological changes. This change had the effect of decreasing net income for 2004 by $1.4 million ($0.05 per share).

NOTE 4.   DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	December 31,
	2004	2003

12% Senior Subordinated Notes Due 2007	$--	$40,730
8% Convertible Senior Subordinated Notes Due 2007 (1)	--	3,778
5% Convertible Subordinated Notes Due 2004	--	670
Vendor financing agreement	2,057	--
Capital lease obligations	2,189	3,419
Total long-term debt and capital lease obligations	4,246	48,597
Less: current maturities	2,529	16,806
Total long-term debt and capital lease obligations, excluding current maturities	$1,717	$31,791

(1)	Includes future accrued interest of $1.0 million in 2003.

(a)     Vendor Financing Agreement

During May 2004, we entered into a vendor financing agreement with a software supplier for $3.1 million payable over 36 months at 2.9% annual interest rate. This agreement included $2.5 million of software and $0.6 million for an annual maintenance contract.

(b)      12% Senior Subordinated Notes Due 2007 and 8% Convertible Senior Subordinated Notes Due 2007

Effective April 4, 2002, we completed the exchange of $57.9 million of the $61.8 million outstanding principal balance of our 4-1/2% Convertible Subordinated Notes due December 15, 2002 ("4-1/2% Convertible Subordinated Notes") for $53.2 million principal amount of our new 12% Senior Subordinated PIK Notes due August 2007 ("12% Senior Subordinated Notes") and $2.8 million principal amount of our new 8% Convertible Senior Subordinated Notes due August 2007 ("8% Convertible Senior Subordinated Notes") and cash paid of $0.5 million. In addition, we exchanged $17.4 million of the $18.1 million outstanding principal balance of our 5% Convertible Subordinated Notes ("5% Convertible Subordinated Notes") due December 15, 2004 for $17.4 million principal amount of the 12% Senior Subordinated Notes.

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

During 2004, we redeemed $40.7 million and $2.8 million principal amount of 12% Senior Subordinated Notes and 8% Convertible Senior Subordinated Notes, respectively, at par, representing the entire outstanding principal balances.

(c)      5% Convertible Subordinated Notes Due 2004

As of December 31, 2003, we had $0.7 million principal amount outstanding of our 5% Convertible Subordinated Notes that matured on December 15, 2004. Interest on these notes was due and payable semiannually. The notes were convertible, at the option of the holder, at a conversion price of $76.14 per share. The 5% Convertible Subordinated Notes were redeemable, in whole or in part at our option, at 100.71% of par. The notes were paid at maturity on December 15, 2004.

(d)      8% Secured Convertible Notes Due 2006

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

(e)     Senior Credit Facility

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

(f)      Capital Leases

During 2003, we entered into a capital lease agreement for upgrades to our customer data storage equipment. Approximately $2.2 million was outstanding under this agreement at December 31, 2004. Total assets under this lease agreement are approximately $2.2 million as of December 31, 2004. The lease is repayable in 36 monthly installments, which includes interest based on an annual percentage rate of approximately 2%.

(g)     Minimum Annual Payments

As of December 31, 2004, the required minimum annual principal payments of long-term debt obligations, including capital leases, for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,
2005	$ 2,529
2006	1,357
2007	360
$ 4,246

NOTE 5.   STOCKHOLDERS' EQUITY

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

NOTE 6.   STOCK OPTIONS, WARRANTS AND RIGHTS

(a)  Stock Based Compensation Plan

Incentive stock options, non-qualified stock options and other stock based awards may be granted by us to employees, directors and consultants under the 2003 Long Term Incentive Plan (“2003 Plan”), 2000 Long Term Incentive Plan ("2000 Plan"), 1998 Long Term Incentive Plan ("1998 Plan") and otherwise in connection with employment and to employees under the 2001 Non-Officer Long Term Incentive Plan ("2001 Plan"). Generally, the options vest over a three-year period and expire ten years from the date of grant. At December 31, 2004: 420,000; 219,155; 541; and 38,888 shares of common stock were available under the 2003 Plan, 2001 Plan, 2000 Plan, and 1998 Plan, respectively, for possible future issuances.

Stock options granted in 2004 generally have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock on the grant date. The vast majority of options granted in 2004 vest one-third each year, beginning on the first anniversary of the date of grant.

Information with respect to options under our plans is as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2001	2,476,139	$0.99-$47.64	$12.72
Granted	2,248,686	$1.11-$11.91	$1.78
Exercised	(250,906)	$0.99-$7.88	$2.50
Cancelled	(288,218)	$1.26-$47.64	$21.66

Outstanding, December 31, 2002	4,185,701	$1.11-$48.54	$6.84
Granted	1,873,171	$3.70-$14.35	$10.33
Exercised	(509,149)	$0.99-$15.75	$2.34
Cancelled	(112,616)	$1.38-$30.18	$12.48

Outstanding, December 31, 2003	5,437,107	$0.99-$47.63	$8.35
Granted	220,833	$5.14-$10.87	$6.83
Exercised	(374,144)	$1.05-$6.81	$1.75
Cancelled	(401,952)	$1.32-$29.63	$12.86

Outstanding, December 31, 2004	4,881,844	$0.99-$47.63	$8.41

The following table summarizes options exercisable at December 31, 2004, 2003 and 2002:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
2002	2,942,999	$0.99-$48.54	$6.84
2003	2,939,893	$0.99-$47.63	$7.99
2004	3,413,585	$0.99-$47.63	$8.36

The following table summarizes the status of stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$0.99 to $10.31	2,364,873	$ 3.31	5.6	1,748,121	$ 2.44
$10.32 to $14.35	2,205,328	11.59	7.9	1,353,821	12.27
$14.36 to $21.00	149,868	19.70	4.2	149,868	19.70
$21.01 to $30.00	66,666	26.65	4.1	66,666	26.65
$30.01 to $47.63	95,109	30.94	4.4	95,109	30.94

    The weighted average estimated fair values of the stock options granted during the years ended December 31, 2004, 2003 and 2002 based on the Black-Scholes option pricing model were $4.99, $7.79, and $2.34, respectively. The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Assumption	2004	2003	2002

Expected Term	5 years	5 years	5 years
Expected Volatility	93.82%	98.63%	98.13%
Expected Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	3.49%	3.15%	4.33%

(b)      Warrants

Warrants to purchase an aggregate of 290,472 shares of our common stock at an exercise price of $6.30 per share and expiring August 2005 were outstanding at December 31, 2004. In connection with a credit facility agreement with a lender and certain consulting services that the lender was to provide to us, we issued warrants to the lender as follows: in August 2000, a warrant for 100,000 shares of our common stock, at an exercise price of $14.19 per share and expiring August 2007; in October 2000 a warrant for 50,000 shares of our common stock, at an exercise price of $13.08 per share and expiring March 31, 2007; in August 2001, a warrant for 50,000 shares of our common stock, at an exercise price of $2.04 per share and expiring August 16, 2006.

NOTE 7.  INCOME TAXES

The provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
Current income tax expense:
Federal	$1,401	$1,032	$--
State	2,978	2,355	--
	4,379	3,387	--

Deferred income tax expense (benefit):
Federal	18,721	(17,206)	(22,300)
State	869	(6,205)	--
	19,590	(23,411)	(22,300)

Total provision (benefit) for income taxes	$23,969	$(20,024)	$(22,300)

Deferred tax assets and liabilities at December 31, 2004 and 2003 are comprised of the following elements:

	Year Ended December 31,
	2004	2003

Deferred Tax Assets
Net operating loss carry-forwards	$49,546	$77,908
Amortization	198	--
Allowance for uncollectible accounts	6,857	3,809
Warrants issued for compensation	1,074	1,051
Accruals not currently deductible	279	562
Net capital loss carry-forwards	--	3,119
Alternative minimum tax credit carryforward	2,613	1,204

Gross deferred tax assets	60,567	87,653
Less valuation allowance	(11,461)	(14,760)
Net deferred tax assets	$49,106	$72,893

Deferred Tax Liabilities
Depreciation and amortization	$12,941	$16,881
Deductions not currently expensed	965	1,731
Revenues not currently taxed	--	397

Deferred tax liabilities	$13,906	$19,009

A reconciliation of the Federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Federal income taxes computed at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes less Federal benefit	4.4	4.0	--
Valuation allowance reversals	--	(71.4)	(64.8)

Total provision (benefit) for income taxes	39.4%	(32.4)%	(29.8)%

During 2003 and 2002, management evaluated the deferred tax asset valuation allowance and determined that portions of the allowance should be reversed. The evaluation in 2003 considered the availability of a $23 million tax deduction, which was taken in our 1996 federal income tax return and for which we are currently involved in an administrative proceeding before the Internal Revenue Service. We have determined the likelihood of our prevailing in this matter is less than probable and therefore maintain a valuation allowance in the amount of $8 million against the deferred tax asset generated by the deduction. We maintain valuation allowances in the amount of $3 million and $4 million against state net operating losses, or NOLs, in 2004 and 2003, respectively, for NOLs that we believe will not be used prior to expiration. The 2003 valuation allowances also included a $3 million allowance, for capital loss carryovers, which expired in 2004 prior to being used.

The 2003 and 2002 evaluations considered the profitability of our business, the ability to utilize deferred tax assets against future taxable income and possible restrictions on use due to provisions of the Internal Revenue Code Section 382.

After consideration of each of these factors, we reversed deferred tax asset valuation allowances of $50.6 million and $22.3 million for 2003 and 2002, respectively.

    At December 31, 2004, our federal net operating loss carryforwards are scheduled to expire as follows:

2018	$ 10,814
2019	47,963
2020 and thereafter	55,893

$ 114,670
NOTE 8. AOL AGREEMENTS

In September 2001, we restructured our financial obligations with America Online, Inc., or AOL, that arose under the Investment Agreement entered into on January 5, 1999 and, effective September 30, 2001, also ended our marketing relationship with AOL. In connection with the AOL restructuring, we entered into a restructuring and note agreement with AOL pursuant to which we issued to AOL $54.0 million principal amount of our 8% Secured Convertible Notes due 2006 and 1,026,209 additional shares of our common stock, after which AOL held a total of 2,400,000 shares of common stock. We agreed to provide certain registration rights to AOL in connection with the shares of common stock issued to it by us.

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

In February 2002, by letter agreement, AOL agreed, subject to certain conditions, to waive certain rights that it had under the restructuring agreement with respect to the restructuring of our existing 4-1/2% and 5% Convertible Subordinated Notes. Under the letter agreement, we paid AOL approximately $1.2 million as a prepayment on the 8% Secured Convertible Notes, approximately $0.7 million of which was credited against amounts we owed AOL under the letter agreement for cash payments in the restructuring of these other notes. We complied with the various conditions of the letter agreement and did not owe AOL any additional payments related to this restructuring of our other notes.

In December 2002, by letter agreement, we amended certain provisions of the restructuring agreement with AOL. Pursuant to this amendment, the maturity date for the 8% Secured Convertible Notes issued under the restructuring agreement was advanced to September 19, 2006 from 2011, and our right to elect to pay a portion of the interest on the 8% Secured Convertible Notes in kind rather than in cash was eliminated. This amendment also provided that certain limitations on the purchase of our outstanding subordinated indebtedness and common stock were amended to permit us, through September 30, 2003, to: (i) repurchase outstanding subordinated indebtedness provided we did not pay more than 80% of the face amount and, for every dollar used to repurchase subordinated indebtedness, we repurchased $0.50 of principal amount of 8% Secured Convertible Notes from AOL; and (ii) purchased shares of our common stock, provided we purchased the shares at or below market value and we concurrently purchase an equal number of shares of the common stock from AOL. The aggregate amount that we could utilize with respect to both the repurchase of subordinated indebtedness and of common stock could not exceed $10 million.

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

In 2003, we purchased from AOL the $30.2 million balance of the 8% Secured Convertible Notes due 2006. In addition, we concurrently purchased from AOL the 1,315,789 shares of our common stock held by AOL for an aggregate price of $5 million.

NOTE 9.   SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,506	$9,930	$6,252
Cash paid during the year for taxes	3,821	1,980	--

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment and software under capital lease obligations and vendor financing agreement	$2,545	$3,392	$--
Interest expense paid in additional principal	--	--	2,824

NOTE 10.   EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution pension plan (the “Plan”). The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 15% of their compensation (subject to Internal Revenue Code limitations). The Plan allows employees to choose among a variety of investment alternatives. We are not required to contribute to the Plan. During the years ended December 31, 2004, 2003 and 2002, we elected to contribute $125,000, $125,000, and $131,000 to the Plan, respectively.

NOTE 11. PER SHARE DATA

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

	Year Ended December 31,
	2004	2003	2002

Income available to common stockholders used to compute basic income per share	$36,812	$81,817	$97,062
Interest expense on convertible bonds	--	(1)	18
Income available for common stockholders after assumed conversion of dilutive securities used to compute diluted income per share	$36,812	$81,816	$97,080

Weighted average number of common shares outstanding used to compute basic income per share	26,847	26,376	27,253
Effect of dilutive securities*:
Stock options and warrants	1,007	1,233	1,347
8% Secured convertible bonds due 2006	--	--	2,010
5% Convertible subordinated notes due 2004	--	9	--
8% Senior convertible subordinated notes due 2007	--	188	188
Weighted average number of common and common equivalent shares outstanding used to compute diluted income per share	27,854	27,806	30,798

Income per share - Basic:

Net income per share	$1.37	$3.10	$3.56

Weighted average common shares outstanding	26,847	26,376	27,253

Income per share - Diluted:

Net income per share	$1.32	$2.94	$3.15

Weighted average common and common equivalent shares outstanding	27,854	27,806	30,798

* The diluted share basis for the years ended December 31, 2004, 2003 and 2002 excludes options and warrants to purchase 3.1 million, 1.3 million and 1.7 million shares of common stock, respectively, because their exercise prices were greater than the average market value of the common stock for each year. The diluted share basis for the year ended December 31, 2002 excludes convertible bonds that were convertible into 3.3 million shares of common stock, due to their antidilutive effect.

NOTE 12.   FINANCIAL INSTRUMENTS

Fair value estimates, assumptions, and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The Company has used available market information, where available, to derive its estimates.

The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Debt is comprised of senior subordinated debt, convertible debt, vendor financing and capital leases. There was no senior debt or convertible debt outstanding as of December 31, 2004. The 12% and 8% notes contain provisions that allow the company to call the notes at par; therefore, fair value approximates carrying value.  The fair value of the 5% notes and vendor financed debt was estimated using discounted cash flow calculations, based on borrowing rates currently available to the company. Capital leases are recorded at their net present value, which approximates fair value.

The estimated fair value of our financial instruments is as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

12% Senior Subordinated Notes Due 2007	$--	$--	$40,730	$40,730
8% Convertible Senior Subordinated Notes Due 2007 (1)	--	--	3,778	3,778
5% Convertible Subordinated Notes Due 2004	--	--	670	670
Vendor financing agreement	2,057	1,999	--	--
Capital lease obligations	$2,189	$2,189	$3,419	$3,419

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004
Revenue	$109,619*	$115,213*	120,929*	$125,251
Operating income	14,401*	14,305*	14,256*	16,367
Net income	8,288*	8,422*	9,011*	11,091
Net income per share - Basic	0.31*	0.31*	0.33*	0.41
Net income per share - Diluted	0.29*	0.30*	0.32*	0.40

2003*
Revenue	$88,202	$93,906	$100,178	$101,407
Operating income	15,538	19,185	17,869	13,696
Net income	9,343	10,771	54,102	7,601
Net income per share - Basic	0.35	0.41	2.05	0.29
Net income per share - Diluted	0.32	0.37	1.88	0.27

*As Restated - The quarterly results for the four quarters of 2003 and for the first three quarters of 2004 have been adjusted to reflect the restatement of our previously reported consolidated financial statements for those periods and for the year ended December 31, 2003 as detailed below.

We have revised our consolidated financial statements for these periods to correct for the following errors:

(a)  Due to a classification error in our general ledger, we incorrectly recorded certain customer fee revenues as sales, use and excise tax liability to the consolidated balance sheets for the four quarters of 2003 and for the year ended December 31, 2003 and for the first three quarters of 2004. These customer fee revenues aggregated $ 1.0 million for the first three quarters of 2004 and $1.0 million for the full year 2003;

(b) We determined that in our calculations of earnings per share since the third quarter of 2003 we had not incorporated the tax benefits associated with the assumed exercise of employee stock options. As a result, fully diluted shares outstanding were over-reported and income per fully diluted share was understated in those periods; and

(c) We identified errors in the computation of the deferred tax assets recognized in the third quarter of 2003 as follows: (i) failure to deduct state income tax expense from federal taxable income resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter 2003 being understated by $0.9 million and (ii) failure to complete the appropriately detailed analysis of our deferred tax assets relating to state net operating loss carryforwards resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter 2003 being understated by $1.7 million. In February 2005, we determined that we improperly corrected for the errors in the deferred tax computations through an adjustment to the effective tax rate for the 2004 quarters. As a result, we have restated the first three quarters of 2004 and the third and fourth quarter of 2003 and year end December 31, 2003.

The effect of these items on our previously reported consolidated statement of operations for each of the 2003 quarters and for each of the three quarters ended September 30, 2004 is summarized in the following table.

(in 000s, except per share data) (Unaudited)	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Revenues:
Reported	$87,843	$93,748	$99,929	$101,143	$109,321	$114,881	$120,537
Adjustments	359	158	249	264	298	332	392
As Restated	$88,202	$93,906	$100,178	$101,407	109,619	115,213	120,929

Operating Income:
Reported	$15,179	$19,027	$17,620	$13,432	$14,103	$13,973	$13,864
Adjustments	359	158	249	264	298	332	392
As Restated	$15,538	$19,185	$17,869	$13,696	14,401	14,305	14,256

Pre-Tax Income:
Reported	$14,961	$17,500	$16,106	$12,197	$13,387	$13,573	$14,486
Adjustments	359	158	249	264	298	332	392
As Restated	$15,320	$17,658	$16,355	$12,461	13,685	13,905	14,878

Income Tax Expense:
Reported	$5,835	$6,825	($35,460)	$5,103	$5,031	$5,025	$5,339
Adjustments	141	62	(2,287)	(243)	366	458	528
As Restated	$5,976	$6,887	($37,747)	$4,860	5,397	5,483	5,867

Net Income:
Reported	$9,126	$10,675	$51,566	$7,094	$8,356	$8,548	$9,147
Adjustments	217	96	2,536	507	(68)	(126)	(136)
As Restated	$9,343	$10,771	$54,102	$7,601	8,288	8,422	9,011

Fully Diluted EPS:
Reported	$0.32	$0.37	$1.74	$0.25	$0.29	$0.30	$0.32
Adjustments	--	--	0.14	0.02	--	--	--
As Restated	$0.32	$0.37	$1.88	$0.27	0.29	0.30	0.32

Fully Diluted Shares:
Reported	29,940	29,563	29,761	28,884	28,862	28,694	28,212
Adjustments	--	--	884	777	(732)	(655)	(475)
As Restated	29,940	29,563	28,877	28,107	28,130	28,039	27,737

In addition, in connection with the release of the valuation allowance in the third quarter 2003, $6.5 million of deferred tax assets associated with acquired net operating loss carryforwards were realizable and should have been recorded as a deferred tax asset. Originally, we believed this deferred tax asset was limited due to provisions of the Internal Revenue Code Section 382. This error resulted in deferred tax assets being understated and goodwill being overstated in each of the periods beginning in the third quarter 2003.

    The consolidated balance sheets for the first three quarters of 2004 as originally reported have been restated as follows:

	Quarter Ended
(In thousands)	March 31,	March 31,	June 30,	June 30,	September 30,	September 30,
2004	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
Deferred tax assets	$61,096	$69,661	$56,957	$65,195	$52,456	$60,321
Goodwill	19,503	13,013	19,503	13,013	19,503	13,013
Total assets	236,144	238,219	239,996	241,744	235,831	237,206
Sales, use and excise tax	14,131	12,802	14,926	13,266	14,596	12,544
Total liabilities	127,942	126,729	121,989	120,575	108,636	106,985
Total stockholders’ equity	108,202	111,490	118,007	121,169	127,195	130,221

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004. Based upon this evaluation, our CEO and the CFO concluded that, for the reasons set forth below, our disclosure controls and procedures were not effective as of December 31, 2004.

In light of the material weaknesses described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:

As of December 31, 2004, we did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex transactions. Specifically, we did not have personnel who possess sufficient depth, skills and experience in accounting for and review of complex transactions in the financial reporting process to ensure that complex transactions were accounted for in accordance with generally accepted accounting principles. This material weakness resulted in the following adjustments of our financial statements:

a.
In connection with the preparation of our financial statements for the first and second quarters of 2004, we identified errors in the computation of deferred tax assets and the release of the valuation allowance related thereto that were recorded in the third quarter of 2003 as follows: (i) failure to deduct state income tax expense from federal taxable income and (ii) failure to complete the appropriately detailed analysis of our deferred tax assets relating to state net operating loss carryforwards. In addition, in February 2005, we determined that we incorrectly applied generally accepted accounting principles, which resulted in improper correction of the aforementioned errors through an adjustment to the effective tax rate for 2004 rather than through the restatement of our prior period financial statements. This resulted in adjustments to deferred tax assets and income tax expense in the third and fourth quarter of 2003 and the first, second and third quarters of 2004;

b.
In connection with the preparation of our financial statements for the second quarter of 2004, we identified errors in the development and calculation of the effective state income tax rate. This resulted in an adjustment of income tax expense in the first and second quarters of 2004;

c.
Because of our failure to take into account certain applicable tax regulations, we did not identify that certain deferred tax assets relating to acquired net operating losses were available for and should have been recorded in the third quarter of 2003. In February 2005 when this error was identified, the correcting entries were not appropriately recorded by us. This resulted in an audit adjustment of deferred tax assets and goodwill in each of the periods beginning in the third quarter 2003; and

d.
In February 2005, during the audit of our 2004 financial statements, it was determined that in our calculations of earnings per share since the third quarter of 2003 we had not considered or included the tax benefits associated with the assumed exercise of employee stock options in the proceeds used to repurchase shares in the application of the treasury stock method. As a result, fully diluted shares outstanding and earnings per share were adjusted in those periods.

This control deficiency resulted in the restatement of our financial statements for each of the quarters in 2003 and year ended December 31, 2003, and the first, second and third quarters of 2004 and certain audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of December 31, 2004 we did not maintain effective controls over sales, use and excise tax liability. Specifically, our reconciliation and review procedures with respect to the sales, use and excise tax liability that we collect and remit did not identify that certain customer fee revenue had been incorrectly recorded in the sales, use and excise tax general ledger account. This control deficiency resulted in the restatement of our revenues and sales, use and excise tax liability for each of the quarters in 2003 and year ended December 31, 2003, and the first, second and third quarters of 2004 and an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of revenues, and sales, use and excise tax liability that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by the COSO. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting - As of the end of the period covered by this report, we have not fully remediated the material weaknesses as of December 31, 2004 identified above. We have taken the following steps for remediation of the conditions described above that resulted in our decision to restate certain prior period financial statements:

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

We are in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated. We will continue the implementation of policies, processes and procedures regarding the review of complex transactions. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

Except for the changes identified above, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO S-X SCHEDULE

PAGE

Schedule II -- Valuation & Qualifying Accounts	47

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

DESCRIPTION DEDUCTIONS	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS FOR WRITE-OFFS	BALANCE AT END OF PERIOD

Year Ended December 31, 2004:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$9,414	$21,313	$(13,219)	$17,508

Year Ended December 31, 2003:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$7,821	$11,599	$(10,006)	$9,414

Year Ended December 31, 2002:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$46,404	$9,365	$(47,948)	$7,821

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

10.14	Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 (File No. 333-52166).*

10.15	Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 (File No. 333-52166).*

10.16	Employment Agreement with Jeffrey Earhart dated July 30, 2004 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.17	Employment Agreement with Warren Brasselle dated July 30, 2004 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.18	Employment Agreement with Timothy Leonard dated March 15, 2005 (filed herewith).* (1)

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

10.23	Our 2001 Non-Officer Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 (File No. 333-74820).*

10.24	Second Amendment to Office Lease by and between TMT Reston Plaza I and II, Inc. and Talk America Inc., dated November 1, 2004 (filed herewith). (1)

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

10.29	Summary Description of 2004 Supplemental Incentive Compensation Plan (filed herewith). * (1)

10.30	2004 Bonus Program Summary Description (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated February 23, 2005). *

10.31
Consulting Agreement between Talk America Holdings, Inc. and Gabriel Battista, dated as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 1, 2005).

10.32	Office Lease by and between TMT Reston I & II, Inc. and Talk America Inc. dated as of November 1, 2004 (filed herewith). (1)

10.33	Indemnification Agreement with Edward B. Meyercord, III dated January 1, 2004 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.34	Employment Agreement with Gabriel Battista dated January 1, 2004 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Our Subsidiaries (filed herewith). (1)

23.1         Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Edward B. Meyercord, III Pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of David G. Zahka Pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Edward B. Meyercord, III Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of David G. Zahka Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

* Management contract or compensatory plan or arrangement.

(1) Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 2005

                              TALK AMERICA HOLDINGS, INC.

                              By:  /s/ Edward B. Meyercord, III
            Edward B. Meyercord, III
            Chief Executive Officer