Form 10-Q/A
period 2004-03-31
TALK AMERICA HOLDINGS INC
filed 2005-04-25
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q/A
(Amendment No. 1)

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Explanatory Note

Talk America Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on May 7, 2004, for the purpose of restating our consolidated financial statements for the quarters ended March 31, 2004 and 2003 to reflect corrections of the following errors:

The quarterly results for the four quarters of 2003 and for the first quarter of 2004 have been adjusted to reflect the restatement of our previously reported consolidated financial statements for those periods and for the year ended December 31, 2003 as detailed below.

We have revised our consolidated financial statements for these periods to correct for the following errors:

(a)  Due to a classification error in our general ledger, we incorrectly recorded certain customer fee revenues as sales, use and excise tax liability to the consolidated balance sheets for the four quarters of 2003,  for the year ended December 31, 2003 and for the first quarter of 2004. These customer fee revenues were $0.3 million for the first quarter of 2004, $0.4 million for the first quarter 2003 and $1.0 million for the full year 2003. These customer fees have now been appropriately recorded to revenues in the consolidated statement of operations for the year ended December 31, 2003 and in the unaudited quarterly periods for the first quarter 2004 and 2003;

(b) We determined that in our calculations of earnings per share since the third quarter of 2003 we had not incorporated the tax benefits associated with the assumed exercise of employee stock options. As a result, fully diluted shares outstanding were over-reported and income per fully diluted share was understated in those periods; and

(c) We identified errors in the computation of the deferred tax assets recognized in the third quarter of 2003 as follows: (i) failure to deduct state income expense from federal taxable income resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter 2003 being understated by $0.9 million and (ii) failure to complete the appropriately detailed analysis of our deferred tax assets relating to state net operating loss carryforwards resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter 2003 being understated by $1.7 million. In February 2005, we determined that we improperly corrected for the errors in the deferred tax computations through an adjustment to the effective tax rate for 2004 rather than through the restatement of our prior period financial statements. As a result, we have restated the first quarter of 2004 and the third and fourth quarter of 2003 and year end December 31, 2003.

(d) In connection with the release of the valuation allowance in the third quarter 2003, $6.5 million of deferred tax assets associated with acquired net operating loss carryforwards were realizable and should have been recorded as a deferred tax asset. Originally, we believed this deferred tax asset was limited due to provisions of the Internal Revenue Code Section 382. This error resulted in deferred tax assets being understated and goodwill being overstated in each of the periods beginning in the third quarter 2003. As a result, we have restated the first quarter of 2004 and the third and fourth quarter of 2003 and year end December 31, 2003.

The effect of these items are reflected in our consolidated financial statements contained in Item 1 of this Amendment, with corresponding changes reflected in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures. The effect of these items on our consolidated statement of operations for the four quarters of 2003, the year ended December 31, 2003 and for the first quarter of 2004 is summarized in the following table.

i

(in 000s, except per share data) (Unaudited)	2003				2004
	Q1	Q2	Q3	Q4	Q1
Revenue:
Reported	$87,843	$93,748	$99,929	$101,143	$109,321
Adjustments	359	158	249	264	298
As Restated	$88,202	$93,906	$100,178	$101,407	$109,619

Operating Income:
Reported	$15,179	$19,027	$17,620	$13,432	$14,103
Adjustments	359	158	249	264	298
As Restated	$15,538	$19,185	$17,869	$13,696	$14,401

Pre-Tax Income:
Reported	$14,961	$17,500	$16,106	$12,197	$13,387
Adjustments	358	158	249	264	298
As Restated	$15,319	$17,658	$16,355	$12,461	$13,685

Income Tax Expense:
Reported	$5,835	$6,825	($35,460)	$5,103	$5,031
Adjustments	141	62	(2,287)	(243)	366
As Restated	$5,976	$6,887	($37,747)	$4,860	$5,397

Net Income:
Reported	$9,126	$10,675	$51,566	$7,094	$8,356
Adjustments	217	96	2,536	507	(68)
As Restated	$9,343	$10,771	$54,102	$7,601	$8,288

Basic EPS:
Reported	$0.35	$0.41	$1.96	$0.27	$0.31
Adjustments	--	--	0.09	0.02	--
As Restated	$0.35	$0.41	$2.05	$0.29	$0.31

Fully Diluted EPS:
Reported	$0.32	$0.37	$1.74	$0.25	$0.29
Adjustments	--	--	0.14	0.02	--
As Restated	$0.32	$0.37	$1.88	$0.27	$0.29

Fully Diluted Shares:
Reported	29,940	29,563	29,761	28,884	28,862
Adjustments	--	--	(884)	(777)	(732)
As Restated	29,940	29,563	28,877	28,107	28,130

ii

The consolidated balance sheets for the first quarters of 2004 and 2003 as originally reported have been restated as follows (in thousands):
At March 31, 2004	As Originally Reported	As Restated
Deferred income tax assets
Current	$24,568	$24,568
Long-term	36,528	45,093
Goodwill	19,503	13,013
Total assets	236,144	238,219
Sales, use and excise taxes	14,131	12,802
Deferred income taxes	19,920	20,038
Total liabilities	127,942	126,729
Accumulated deficit	(241,984)	(238,696)
Total stockholders’ equity	108,202	111,490

At March 31, 2003*	As Originally Reported	As Restated
Deferred income tax assets
Current	$16,765	$16,623
Long-term	--	--
Goodwill	19,503	19,503
Total assets	178,051	180,053
Sales, use and excise taxes	11,772	11,412
Deferred income taxes	--	--
Total liabilities	150,448	152,233
Accumulated deficit	(319,675)	(319,458)
Total stockholders’ equity	27,603	27,820

*  Certain amounts reflected herein for 2003 have been reclassified to reflect the 2004 presentation.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing on May 7, 2004 of our Quarterly Report on Form 10-Q for the period ended March 31, 2004, nor does it modify or update in any way disclosures contained in our Form 10-Q other than to reflect the restatement discussed above.

iii

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Operations - Three Months Ended March 31, 2004 (restated) and 2003 (restated) (unaudited)	2

Consolidated Balance Sheets - March 31, 2004 (restated), December 31, 2003 (restated), and March 31, 2003 (restated) (unaudited)	3

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2004 (restated) and 2003 (restated) (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits	21
(b) Reports on Form 8-K	21

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2004 (restated)	2003 (restated)

Revenue	$109,619	$88,202

Costs and expenses:
Network and line costs	54,220	43,884
General and administrative expenses	15,162	12,879
Provision for doubtful accounts	3,421	2,223
Sales and marketing expenses	17,284	9,371
Depreciation and amortization	5,131	4,307
Total costs and expenses	95,218	72,664

Operating income	14,401	15,538
Other income (expense):
Interest income	101	109
Interest expense	(817)	(2,479)
Other income, net	--	2,151
Income before provision for income taxes	13,685	15,319
Provision for income taxes	5,397	5,976

Net income	$8,288	$9,343

Income per share - Basic:
Net income per share	$0.31	$0.35

Weighted average common shares outstanding	26,674	26,376

Income per share - Diluted:
Net income per share	$0.29	$0.32

Weighted average common and common equivalent shares outstanding	28,130	29,940

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2004 (restated)	December 31, 2003 (restated)	March 31, 2003 (restated)

Assets
Current assets:
Cash and cash equivalents	$29,749	$35,242	$29,046
Accounts receivable, trade (net of allowance for uncollectible accounts of $10,032, $9,414, and $7,349 at March 31, 2004, December 31, 2003, and March 31, 2003, respectively)	42,660	40,321	30,963
Deferred income taxes	24,568	24,605	16,623
Prepaid expenses and other current assets	5,941	5,427	3,954
Total current assets	102,918	105,595	80,586

Property and equipment, net	65,390	68,069	66,277
Goodwill	13,013	13,013	19,503
Intangibles, net	3,955	4,666	6,667
Deferred income taxes	45,093	48,288	--
Other assets	7,850	7,547	7,020
	$238,219	$247,178	$180,053

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,470	$35,296	$35,476
Sales, use and excise taxes	12,802	13,521	11,412
Deferred revenue Legal settlements	12,599	10,873	7,634
Current portion of long-term debt	16,797	16,806	62
Accrued compensation	2,905	9,888	3,358
Other current liabilities	5,767	6,851	6,465
Total current liabilities	90,340	93,235	64,407

Long-term debt	16,351	31,791	87,826

Deferred income taxes	20,038	19,009	--

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,683,094, 26,662,952, and 26,161,437 issued and outstanding at March 31, 2004, and December 31, 2003 and March 31, 2003, respectively	280	280	275
Additional paid-in capital	354,906	354,847	352,003
Accumulated deficit	(238,696)	(246,984)	(319,458)
Treasury stock - $.01 par value, 1,315,789 shares at March 31, 2004, December 31, 2003 and March 31, 2003, respectively	(5,000)	(5,000)	(5,000)
Total stockholders' equity	111,490	103,143	27,820
	$238,219	$247,178	$180,053

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004 (restated)	2003 (restated)
Cash flows from operating activities:
Net income	$8,288	$9,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,421	2,223
Depreciation and amortization	5,131	4,307
Non-cash compensation	9	--
Non-cash interest and amortization of accrued interest liabilities	(65)	(65)
Gain from extinguishment of debt	--	(2,154)
Deferred income taxes	4,261	5,676
Changes in assets and liabilities:
Accounts receivable, trade	(5,760)	(5,343)
Prepaid expenses and other current assets	(514)	(145)
Other assets	(13)	1,114
Accounts payable	4,174	3,325
Sales, use and excise taxes	(719)	(27)
Deferred revenue	1,726	1,154
Accrued compensation	(6,983)	(2,251)
Other current liabilities	(1,084)	(2,548)
Net cash provided by operating activities	11,872	14,609

Cash flows from investing activities:
Capital expenditures	(1,220)	(2,691)
Capitalized software development costs	(811)	(663)
Net cash used in investing activities	(2,031)	(3,354)

Cash flows from financing activities:
Payments of borrowings	(15,000)	(10,793)
Payments of capital lease obligations	(384)	(16)
Proceeds from exercise of options and warrants	50	12
Purchase of treasury stock	--	(5,000)
Net cash used in financing activities	(15,334)	(15,797)

Net decrease in cash and cash equivalents	(5,493)	(4,542)
Cash and cash equivalents, beginning of period	35,242	33,588
Cash and cash equivalents, end of period	$29,749	$29,046

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

The consolidated financial statements and related notes thereto as of March 31, 2004 and for the three months ended March 31, 2004 and March 31, 2003 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2003 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004, and as restated by our Form 10-K/A Amendment No. 2 filed March 28, 2005. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended by our Form 10-K/A, and as restated by our Form 10-K/A Amendment No. 2. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

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

•	Adverse determinations in certain litigation matters

Negative developments in these areas could have a material adverse effect on our business, financial condition and results of operations.

NOTE 2. DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	March 31, 2004	December 31, 2003	March 31, 2003

8% Secured Covnertible Notes Due 2006	$--	$--	$26,552
12% Senior Subordinated Notes Due 2007	25,730	40,730	56,620
8% Convertible Senior Subordinated Notes Due 2007 (1)	3,713	3,778	3,973
5% Convertible Subordinated Notes Due 2004	670	670	670
Capital lease obligations	3,035	3,419	73
Total long-term debt and capital lease obligations	33,148	48,597	87,888
Less: current maturities (2)	16,797	16,806	62
Total long-term debt and capital lease obligations, excluding current maturities	$16,351	$31,791	$87,826

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

	Three Months Ended March 31,
	2004 (restated)	2003 (restated)
Net income as reported	$8,288	$9,343
Add: Stock-based employee compensation expense included in reported net income	5	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	(1,453)	(222)
Pro forma net income	$6,840	$9,121

	Three Months Ended March 31,
	2004(restated)	2003 (restated)
Basic earnings per share:
As reported	$0.31	$0.35
Pro forma	$0.26	$0.34
Diluted earnings per share:
As reported	$0.29	$0.32
Pro forma	$0.25	$0.33

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

	Three Months Ended March 31,
	2004 (restated)	2003 (restated)

Net income used to compute basic earnings per share	$8,288	$9,343
Interest expense on convertible bonds, net of tax affect	(5)	319
Net income used to compute diluted earnings per share	$8,283	$9,662

Average shares of common stock outstanding used to compute basic earnings per share	26,674	26,376
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	1,456	3,564
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,130	29,940

Income per share - Basic:
Net income per share	$0.31	$0.35

Weighted average common shares outstanding	26,674	26,376

Income per share - Diluted:
Net income per share	$0.29	$0.32

Weighted average common and common equivalent shares outstanding	28,130	29,940

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

NOTE 7. RESTATEMENT

Our consolidated financial statements have been revised to reflect the correction for the following errors:

(a)
Due to a classification error in our general ledger, we incorrectly recorded certain customer fee revenues as sales, use and excise tax liability to the consolidated balance sheets for the four quarters of 2003, for the year ended December 31, 2003 and for the first quarter of 2004. These customer fee revenues were $0.3 million for the first quarter of 2004, $0.4 million for the first quarter 2003 and aggregated $1.0 million for the full year 2003. These customer fees have now been appropriately recorded to revenues in the consolidated statement of operations for the year ended December 31, 2003 and in the unaudited quarterly periods for the first quarter 2004 and 2003.

(b)
We determined that in our calculations since the third quarter of 2003 we had not incorporated the tax benefits associated with the assumed exercise of employee stock options. As a result, fully diluted shares outstanding were over-reported and income per fully diluted share was understated in those periods.

(c)
We identified errors in the computation of the deferred tax assets recognized in the third quarter of 2003 as follows: (i) failure to deduct state income tax expense from federal taxable income resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter of 2003 being understated by $0.9 million and (ii) failure to complete the appropriately detailed analysis of our deferred tax assets relating to state net operating loss carryforwards resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter of 2003 being understated by $1.7 million. In February 2005, we determined that we improperly corrected for the errors in the deferred tax computations through an adjustment to the effective tax rate for 2004 rather than through the restatement of our prior period financial statements. As a result, we have restated the first quarter of 2004 and the third and fourth quarter of 2003 and year end December 31, 2003.

(d)
In connection with the release of the valuation allowance in the third quarter 2003, $6.5 million of deferred tax assets associated with acquired net operating loss carryforwards were realizable and should have been recorded as a deferred tax asset. Originally, we believed this deferred tax asset was limited due to provisions of the Internal Revenue Code Section 382. This error resulted in deferred tax assets being understated and goodwill being overstated in each of the periods beginning in the third quarter 2003. As a result, we have restated the first quarter of 2004 and the third and fourth quarter of 2003 and year end December 31, 2003.

As a result of these restatements, certain originally reported amounts in the consolidated statements of operations for the quarters ended March 31, 2004 and 2003 have been restated as follows (in thousands, except per share data):

	As Originally Reported	Adjustments	As Restated

Three Months Ended March 31, 2004
Revenue	$109,321	$298	$109,619
Operating income	14,103	298	14,401
Provision for income taxes	5,031	366	5,397
Net income	8,356	(68)	8,288
Net income per share - Basic	0.31	--	0.31
Net income per share - Diluted	0.29	--	0.29
Weighted average common and common equivalent shares outstanding -Diluted	28,862	(732)	28,130

Three Months Ended March 31, 2003
Revenue	$87,843	$359	$88,202
Operating income	15,179	359	15,538
Provision for income taxes	5,835	141	5,976
Net income	9,126	217	9,343
Net income per share - Basic	0.35	--	0.35
Net income per share - Diluted	0.32	--	0.32
Weighted average common and common equivalent shares outstanding -Diluted	29,940	--	29,940

As a result of these restatements, certain originally reported amounts in the consolidated balance sheets at March 31, 2004, December 31, 2003 and March 31, 2003 have been restated as follows (in thousands):

	As Originally Reported	Adjustments	As Restated

At March 31, 2004
Deferred income tax assets
Current	$24,568	$--	$24,568
Long-term	36,528	8,565	45,093
Goodwill	19,503	(6,490)	13,013
Total assets	236,144	2,075	238,219
Sales, use and excise taxes	14,131	(1,329)	12,802
Deferred income taxes	19,920	118	20,038
Total liabilities	127,942	(1,213)	126,729
Accumulated deficit	(241,984)	3,288	(238,696)
Total stockholders’ equity	108,202	3,288	111,490

At December 31, 2003
Deferred income tax assets
Current	$24,605	$--	$24,605
Long-term	40,543	7,745	48,288
Goodwill	19,503	(6,490)	13,013
Total assets	245,923	1,255	247,178
Sales, use and excise taxes	14,551	(1,030)	13,521
Deferred income taxes	19,904	(895)	19,009
Total liabilities	146,136	(2,101)	144,035
Accumulated deficit	(250,340)	3,356	(246,984)
Total stockholders’ equity	99,787	3,356	103,143

At March 31, 2003*
Deferred income tax assets
Current	$16,765	$(142)	$16,623
Long-term	--	--	--
Goodwill	19,503	--	19,503
Total assets	178,051	2,002	180,053
Sales, use and excise taxes	11,772	(360)	11,412
Deferred income taxes	--	--	--
Total liabilities	150,448	1,785	152,233
Accumulated deficit	(319,675)	217	(319,458)
Total stockholders’ equity	27,603	217	27,820

*  Certain amounts reflected herein for 2003 have been reclassified to reflect the 2004 presentation.

As a result of these restatements, certain originally reported amounts for cash flows from operating activities in the consolidated statement of cash flows have been adjusted as follows (in thousands):

	As Originally Reported	Adjustments	As Restated

At March 31, 2004
Cash flows from operating activities:
Net income	$8,356	$(68)	$8,288
Deferred income taxes	4,068	193	4,261
Changes in assets and liabilities:
Sales, use and excise taxes	(420)	(299)	(719)
Other current liabilities and accrued compensation	(8,241)	174	(8,067)
Net cash provided by operating activities	11,872	--	11,872

At March 31, 2003
Cash flows from operating activities:
Net income	$9,126	$217	$9,343
Deferred income taxes	5,835	(159)	5,676
Changes in assets and liabilities:
Sales, use and excise taxes	332	(359)	(27)
Other current liabilities and accrued compensation	(5,100)	301	(4,799)
Net cash provided by operating activities	14,609	--	14,609

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004, and as restated by our Form 10-K/A Amendment No. 2 filed March 28, 2005 and any subsequent filings. Certain of the statements contained herein may be considered “forward-looking statements” for purposes of the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our management’s current expectations or plans for our future operating and financial performance, based on our current expectations and assumptions currently believed to be valid. For these statements, we claim protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words or phrases, including, but not limited to, “believes,” "estimates," "expects," "expected," "anticipates," "anticipated," “plans,” “strategy,” “target,” “prospects” and other words of similar meaning in connection with a discussion of future operating or financial performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended March 31,
	2004 (restated)	2003 (restated)
Revenue	100.0%	100.0%
Costs and expenses:
Network and line costs	49.5	49.8
General and administrative expenses	13.8	14.6
Provision for doubtful accounts	3.1	2.5
Sales and marketing expenses	15.8	10.6
Depreciation and amortization	4.7	4.9
Total costs and expenses	86.9	82.4
Operating income	13.1	17.6
Other income (expense):
Interest income	0.1	0.1
Interest expense	(0.7)	(2.8)
Other, net	--	2.5
Income before income taxes	12.5	17.4
Provision for income taxes	4.9	6.8
Net income	7.6%	10.6%

The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the preceding fiscal period:

	Three Months Ended March 31,
	2004 (restated)	2003 (restated)
Revenue	24.3%	11.0%
Costs and expenses:
Network and line costs	23.6	9.1
General and administrative expenses	17.7	(11.6)
Provision for doubtful accounts	53.9	(44.5)
Sales and marketing expenses	84.4	59.0
Depreciation and amortization	19.1	(3.1)
Total costs and expenses	31.0	5.1
Operating income	(7.3)	50.5
Other income (expense):
Interest income	(8.2)	23.6
Interest expense	(67.0)	68.2
Other, net	(100.0)	366.5
Income before income taxes	(10.7)	88.4
Provision for income taxes	(9.7)	--
Net income	(11.3)%	14.9%

Revenue. The increase in revenue for the first quarter 2004 from the first quarter 2003 was due to the increase in bundled revenue offset by a decline in long distance revenue. During 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates may adversely impact customer turnover.

The increase in bundled revenue to $92.0 million for the first quarter 2004 from $60.5 million for the first quarter 2003 was due to higher average bundled lines in 2004 as compared to 2003, partially offset by lower average monthly revenue per customer. We ended the first quarter 2004 with 623,000 billed bundled lines, compared to 402,000 at the end of first quarter 2003. Approximately 54% of the bundled lines in the first quarter 2004 were in Michigan, compared to 67% at the end of first quarter 2003, reflecting our continued efforts to market into new states in the first quarter 2004, increasing our penetration of New York and New Jersey and adding Alabama, Pennsylvania and Maryland as productive states. Continued growth in revenues will depend upon our ability to develop and scale various marketing programs in additional states or areas and to maintain or reduce the current level of customer turnover.

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

Bundled network and line costs were $47.3 million for the first quarter 2004, as compared to $32.1 million for the first quarter 2003. Long distance network and line costs were $6.9 million for the first quarter 2004, as compared to $11.8 million for the first quarter 2003. As a percentage of bundled revenue, bundled and network line costs were 51.4% for the first quarter 2004, as compared to 53.0% for the first quarter 2003. Long distance network and line costs as a percentage of long distance revenue were 39.2% for the first quarter 2004, as compared to 42.6% for the first quarter 2003. During the first quarter 2004, we recorded a liability for network and line costs of $1.2 million related to retroactive cost increases pending the resolution of a rate proceeding in the State of Georgia. The increase in these liabilities was offset by a reduction in accruals for network and line costs due to the expiration of the period to backbill us certain charges.

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

Provision for Income Taxes. The effective tax rate for the first quarter 2004 was 39.4%. The increase in the effective tax rate from 39% in 2003 reflects the impact of income tax returns filed during the first quarter 2004 for the 2003 tax year. The effective tax rate is expected to be approximately 39.4% for fiscal 2004. As a result of the application of net operating loss carryforwards, we currently need only pay accrued alternative minimum taxes and state income taxes; we expect net operating losses will be fully utilized by the end of 2007.

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
• Net income of $8.3 million;
• Increases in accounts payable of $4.2 million, primarily due to increased levels of sales and marketing activity to continue our bundled sales growth, and an increase in network and line costs primarily due to the increase in bundled customers;
• Non-cash items of $12.8 million, primarily consisting of utilization of deferred tax assets of $4.3 million. The application of NOL carryforwards have limited our current payment of income taxes to cash taxes for alternative minimum taxes and state income taxes. We expect that our NOLs will be fully utilized by the end of 2007;
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
• A decrease in other current liabilities of $1.1 million primarily attributable to a decrease in accrued interest due to both lower debt levels and accrued interest payments.

For the quarter ended March 31, 2003, the major contributors to the net cash provided by operating activities were:
• Net income of $9.3 million;
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
• A decrease in other current liabilities of $2.5 million primarily attributable to accrued interest payments.

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

Additional information about these critical accounting policies may by found in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004, as restated by our Form 10-K/A Amendment No. 2 filed March 28, 2005 and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies."

Item 4. Controls and Procedures

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

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2004. Based upon this evaluation, our CEO and the CFO concluded that, for the reasons described below, our disclosure controls and procedures were not effective as of March 31, 2004.

We have restated our previously issued consolidated financial statements for the year ended December 31, 2003, the four quarters of 2003. This restatement was primarily the result of the following material weaknesses:

1. We did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex transactions. Specifically, we did not have personnel who possess sufficient depth, skills and experience in accounting for and review of complex transactions in the financial reporting process to ensure that complex transactions were accounted for in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our financial statements for the third and fourth quarters of 2003, the year ended December 31, 2003 and the first quarter of 2004.

2. We did not maintain effective controls over sales, use and excise tax liabilities. Specifically, our reconciliation and review procedures with respect to sales, use and excise tax liability that we collect and remit did not identify that certain customer fee revenue had been incorrectly recorded in the sales, use and excise tax general ledger account. This control deficiency resulted in the restatement of our revenues and sales, use and excise tax liability for each of the quarters in 2003, the year ended December 31, 2003 and the first quarter of 2004.

The restatements, described above, were for matters related to (a) the recognition in revenue in the four quarters 2003, the year ended December 31, 2003 and for the first quarter of 2004 of certain customer fees previously recorded in those periods as increases in current liabilities; (b) the calculation of outstanding diluted weighted average common and common equivalent shares since the third quarter 2003 to reflect the inclusion of assumed tax benefits in the proceeds used to repurchase shares in the application of the treasury stock method of accounting for outstanding options; (c) for the third and fourth quarters 2003 and the year ended December 31, 2003, a correction in the calculation of net operating losses utilized in 2003 and in the calculation of state deferred tax assets; and (d) the recording, beginning in the third quarter 2003 and for the year ended December 31, 2003, of a deferred tax asset associated with acquired net operating loss carryforwards. Refer to Note 7 to the Consolidated Financial Statements for further information regarding this restatement, including the effect of the restatement for each of the four quarters of 2003, the year ended December 31, 2003 and the first quarter of 2004.

To address these material weaknesses, subsequent to March 31, 2004, we have taken the following actions:

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

The changes to internal control over financial reporting were implemented subsequent to the quarter ended March 31, 2004. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a) Certifications of Edward B. Meyercord, III (filed herewith).

31.2	Rule 13a-14(a) Certifications of David G. Zahka (filed herewith).

32.1	Certification of Edward B. Meyercord, III Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

32.2	Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

(b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed by us during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALK AMERICA HOLDINGS, INC.

Date: April 25, 2005	By: /s/ Edward B. Meyercord, III Edward B. Meyercord, III Chief Executive Officer