Form 10-Q/A
period 2004-06-30
TALK AMERICA HOLDINGS INC
filed 2005-04-26
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q/A
(Amendment No.1)
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

Explanatory Note

Talk America Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 4, 2004, for the purpose of restating our consolidated financial statements for the quarter ended June 30, 2004 and 2003 to reflect corrections of the following errors:

The quarterly results for the four quarters of 2003 and for the first and second quarters of 2004 have been adjusted to reflect the restatement of our previously reported consolidated financial statements for those periods and for the year ended December 31, 2003 as detailed below.

We have revised our consolidated financial statements for these periods to correct for the following errors:

(a)  Due to a classification error in our general ledger, we incorrectly recorded certain customer fee revenues as sales, use and excise tax liability to the consolidated balance sheets for the four quarters of 2003, for the year ended December 31, 2003 and for the first and second quarters of 2004.  These customer fee revenues were $0.3 million for the second quarter of 2004, $0.1 million for the second quarter 2003, $0.6 million for the six months ended June 30, 2004, $0.5 million for the six months ended June 30, 2003, and $1.0 million for the full year 2003. These customer fees have now been appropriately recorded to revenues in the consolidated statement of operations for the year ended December 31, 2003 and in the unaudited quarterly periods for the first and second quarters 2004 and 2003;

(b) We determined that in our calculations of earnings per share since the third quarter of 2003 we had not incorporated the tax benefits associated with the assumed exercise of employee stock options. As a result, fully diluted shares outstanding were over-reported and income per fully diluted share was understated in the periods subsequent to third quarter 2003; and

(c) We identified errors in the computation of the deferred tax assets recognized in the third quarter of 2003 as follows: (i) failure to deduct state income tax expense from federal taxable income resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter 2003 being understated by $0.9 million and (ii) failure to complete the appropriately detailed analysis of our deferred tax assets relating to state net operating loss carryforwards resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter 2003 being understated by $1.7 million. In February 2005, we determined that we improperly corrected for the errors in the deferred tax computations through an adjustment to the effective tax rate for 2004 rather than through the restatement of our prior period financial statements. As a result, we have restated the first and second quarter of 2004 and the third and fourth quarter of 2003 and year end December 31, 2003.

(d) In connection with the release of the valuation allowance in the third quarter 2003, $6.5 million of deferred tax assets associated with acquired net operating loss carryforwards were realizable and should have been recorded as a deferred tax asset. Originally, we believed this deferred tax asset was limited due to provisions of the Internal Revenue Code Section 382. This error resulted in deferred tax assets being understated and goodwill being overstated in each of the periods beginning in the third quarter 2003. As a result, we have restated the first and second quarter of 2004 and the third and fourth quarter of 2003 and year end December 31, 2003.

The effect of these items are reflected in our consolidated financial statements contained in Item 1 of this Amendment, with corresponding changes reflected in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures. The effect of these items on our consolidated statement of operations for the four quarters of 2003, the year ended December 31, 2003 and for the first and second quarter of 2004 is summarized in the following table.

(in 000s, except per share data) (Unaudited)	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2
Revenue:
Reported	$87,843	$93,748	$99,929	$101,143	$109,321	$114,881
Adjustments	359	158	249	264	298	332
As Restated	$88,202	$93,906	$100,178	$101,407	$109,619	$115,213

Operating Income:
Reported	$15,179	$19,027	$17,620	$13,432	$14,103	$13,973
Adjustments	359	158	249	264	298	332
As Restated	$15,538	$19,185	$17,869	$13,696	$14,401	$14,305

Pre-Tax Income:
Reported	$14,961	$17,500	$16,106	$12,197	$13,387	$13,573
Adjustments	358	158	249	264	298	332
As Restated	$15,319	$17,658	$16,355	$12,461	$13,685	$13,905

Income Tax Expense:
Reported	$5,835	$6,825	($35,460)	$5,103	$5,031	$5,025
Adjustments	141	62	(2,287)	(243)	366	458
As Restated	$5,976	$6,887	($37,747)	$4,860	$5,397	$5,483

Net Income:
Reported	$9,126	$10,675	$51,566	$7,094	$8,356	$8,548
Adjustments	217	96	2,536	507	(68)	(126)
As Restated	$9,343	$10,771	$54,102	$7,601	$8,288	$8,422

Basic EPS:
Reported	$0.35	$0.41	$1.96	$0.27	$0.31	$0.32
Adjustments	--	--	0.09	0.02	--	(0.1)
As Restated	$0.35	$0.41	$2.05	$0.29	$0.31	$0.31

Fully Diluted EPS:
Reported	$0.32	$0.37	$1.74	$0.25	$0.29	$0.30
Adjustments	--	--	0.14	0.02	--	--
As Restated	$0.32	$0.37	$1.88	$0.27	$0.29	$0.30

Fully Diluted Shares:
Reported	29,940	29,563	29,761	28,884	28,862	28,694
Adjustments	--	--	(884)	(777)	(732)	(655)
As Restated	29,940	29,563	28,877	28,107	28,130	28,039

The consolidated balance sheets for the second quarter of 2004 and 2003 as originally reported have been restated as follows (in thousands):

At June 30, 2004	As Originally Reported	As Restated
Deferred income tax assets
Current	$26,338	$26,338
Long-term	30,619	38,857
Goodwill	19,503	13,013
Total assets	239,996	241,744
Sales, use and excise taxes	14,926	13,266
Deferred income taxes	19,840	20,088
Total liabilities	121,989	120,575
Accumulated deficit	(233,436)	(230,274)
Total stockholders’ equity	118,007	121,169

At June 30, 2003*	As Originally Reported	As Restated
Deferred income tax assets
Current	$10,653	$10,447
Long-term	--	--
Goodwill	19,503	19,503
Total assets	169,318	171,572
Sales, use and excise taxes	12,794	12,276
Deferred income taxes	--	--
Total liabilities	130,554	132,495
Accumulated deficit	(309,000)	(308,687)
Total stockholders’ equity	38,764	39,077

*  Certain amounts reflected herein for 2003 have been reclassified to reflect the 2004 presentation.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing on August 4, 2004 of our Quarterly Report on Form 10-Q for the period ended June 30, 2004, nor does it modify or update in any way disclosures contained in our Form 10-Q other than to reflect the restatement discussed above.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Operations - Three and Six Months Ended June 30, 2004 (restated) and 2003 (restated) (unaudited)	2

Consolidated Balance Sheets - June 30, 2004 (restated), December 31, 2003 (restated), and June 30, 2003 (restated) (unaudited)	3

Consolidated Statements of Stockholders' Equity - Six Months Ended June 30, 2004 (restated) (unaudited)	4

Consolidated Statements of Cash Flows - Three and Six Months Ended June 30, 2004 (restated) and 2003 (restated) (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION	27

Item 6. Exhibits and Reports on Form 8-K	27

(a) Exhibits
(b) Reports on Form 8-K

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)

Revenue	$115,213	$93,906	$224,832	$182,108

Costs and expenses:
Network and line costs, excluding depreciation and amortization (see below)	55,586	43,268	109,806	87,152
General and administrative expenses	15,891	12,549	31,053	25,428
Provision for doubtful accounts	4,905	2,895	8,326	5,117
Sales and marketing expenses	19,204	11,629	36,488	21,000
Depreciation and amortization	5,322	4,380	10,453	8,688
Total costs and expenses	100,908	74,721	196,126	147,385

Operating income	14,305	19,185	28,706	34,723
Other income (expense):
Interest income	42	186	143	295
Interest expense	(442)	(2,027)	(1,259)	(4,506)
Other income, net	--	314	--	2,465
Income before provision for income taxes	13,905	17,658	27,590	32,977
Provision for income taxes	5,483	6,887	10,880	12,863

Net income	$8,422	$10,771	$16,710	$20,114

Income per share - Basic:
Net income per share	$0.31	$0.41	$0.63	$0.76

Weighted average common shares outstanding	26,746	26,226	26,710	26,300

Income per share - Diluted:
Net income per share	$0.30	$0.37	$0.59	$0.70

Weighted average common and common equivalent shares outstanding	28,039	29,563	28,090	29,349

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2004 (restated)	December 31, 2003 (restated)	June 30, 2003 (restated)

Assets
Current assets:
Cash and cash equivalents	$30,427	$35,242	$25,858
Accounts receivable, trade (net of allowance for uncollectible accounts of $12,227, $9,414 and $7,954 at June 30, 2004, December 31, 2003 and June 30 2003, respectively)	48,109	40,321	33,905
Deferred income taxes	26,338	24,605	10,447
Prepaid expenses and other current assets	7,476	5,427	4,417
Total current assets	112,350	105,595	74,627

Property and equipment, net	66,016	68,069	64,383
Goodwill	13,013	13,013	19,503
Intangibles, net	3,244	4,666	5,956
Deferred income taxes	38,857	48,288	--
Other assets	8,264	7,547	7,103
	$241,744	$247,178	$171,572

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,039	$35,296	$34,469
Sales, use and excise taxes	13,266	13,521	12,276
Deferred revenue Legal settlements	14,516	10,873	8,707
Current portion of long-term debt	17,554	16,806	58
Accrued compensation	4,941	9,888	4,264
Other current liabilities	4,186	6,851	7,171
Total current liabilities	97,502	93,235	66,945

Long-term debt	2,985	31,791	65,550

Deferred income taxes	20,088	19,009	--

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,966,743, 26,662,952 and 26,351,070, issued and outstanding at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	283	280	277
Additional paid-in capital	356,160	354,847	352,487
Accumulated deficit	(230,274)	(246,984)	(308,687)
Treasury stock - $.01 par value, 1,315,789 shares at June 30, 2004 and December 31, 2003 and June 30, 2003 respectively	(5,000)	(5,000)	(5,000)
Total stockholders' equity	121,169	103,143	39,077
	$241,744	$247,178	$171,572

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2003 (restated)	27,979	$280	$354,847	$(246,984)	1,316	$(5,000)	$103,143

Net income (restated)	--	--	--	16,710	--	--	16,710
Income tax benefit related to exercise of common stock options	--	--	757	--	--	--	757
Change in terms of employee stock options	--	--	9	--	--	--	9
Exercise of common stock options	304	3	547	--	--	--	550
Balance, June 30, 2004 (restated)	28,283	$283	$356,160	$(230,274)	1,316	$(5,000)	$121,169

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004 (restated)	2003 (restated)
Cash flows from operating activities:
Net income	$16,710	$20,114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	8,326	5,117
Depreciation and amortization	10,453	8,688
Loss on sale and retirement of assets	--	16
Non-cash interest and amortization of accrued interest liabilities	(130)	(131)
Gain from extinguishment of debt	--	(2,471)
Deferred income taxes	9,534	11,851
Non-cash compensation	9	--
Changes in assets and liabilities:
Accounts receivable, trade	(16,114)	(11,180)
Prepaid expenses and other current assets	(1,488)	(551)
Other assets	(24)	1,435
Accounts payable	7,743	2,321
Sales, use and excise taxes	(255)	837
Deferred revenue	3,643	2,227
Accrued compensation	(4,947)	(1,345)
Other current liabilities	(2,665)	(1,843)
Net cash provided by operating activities	30,795	35,084

Cash flows from investing activities:
Capital expenditures	(3,339)	(4,217)
Capitalized software development costs	(1,787)	(1,388)
Net cash used in investing activities	(5,126)	(5,605)

Cash flows from financing activities:
Payments of borrowings	(30,362)	(32,676)
Payments of capital lease obligations	(672)	(31)
Proceeds from exercise of options	550	498
Purchase of treasury stock	--	(5,000)
Net cash used in financing activities	(30,484)	(37,209)

Net decrease in cash and cash equivalents	(4,815)	(7,730)
Cash and cash equivalents, beginning of period	35,242	33,588
Cash and cash equivalents, end of period	$30,427	$25,858

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

Further negative developments in these areas would likely have a material adverse effect on our business prospects, financial condition and results of operations. See “Other Matters.”

NOTE 2. DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	June 30, 2004	December 31, 2003	June 31, 2003

8% Secured Convertible Notes Due 2006	$--	$--	$15,452
12% Senior Subordinated Notes Due 2007	10,730	40,730	45,520
8% Convertible Senior Subordinated Notes Due 2007 (1)	3,648	3,778	3,908
5% Convertible Subordinated Notes Due 2004	670	670	670
Other, primarily vendor-financed computer software	2,744	--	--
Capital lease obligations	2,747	3,419	58
Total long-term debt and capital lease obligations	20,539	48,597	65,608
Less: current maturities (2)	17,554	16,806	58
Total long-term debt and capital lease obligations, excluding current maturities	$2,985	$31,791	$65,550

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

NOTE 4. STOCK-BASED COMPENSATION

We account for our stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44 "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123.” The following disclosure complies with the adoption of this statement and includes pro forma net income as if the fair value based method of accounting had been applied (in thousands except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)
Net income as reported	$8,422	$10,771	$16,710	$20,114
Add: Stock-based employee compensation expense included in reported net income	--	--	5	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	1,439	340	2,875	562
Pro forma net income	$6,983	$10,431	$13,840	$19,552

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)
Basic earnings per share:
As reported	$ 0.31	$ 0.41	$ 0.63	$ 0.76
Pro forma	$ 0.25	$ 0.37	$ 0.50	$ 0.71
Diluted earnings per share:
As reported	$ 0.30	$ 0.37	$ 0.59	$ 0.70
Pro forma	$ 0.25	$ 0.36	$ 0.50	$ 0.69

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)

Net income used to compute basic earnings per share	$8,422	$10,771	$16,710	$20,114
Interest expense on convertible bonds, net of tax affect (See Note 2 (a))	(5)	183	(11)	366
Net income used to compute diluted earnings per share	$8,417	$10,954	$16,699	$20,480

Average shares of common stock outstanding used to compute basic earnings per share	26,746	26,226	26,710	26,300
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	1,293	3,337	1,380	3,045
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,039	29,563	28,090	29,345

Income per share - Basic:
Net income per share	$0.31	$0.41	$0.63	$0.76

Weighted average common shares outstanding	26,746	26,226	26,710	26,300

Income per share - Diluted:
Net income per share	$0.30	$0.37	$0.59	$0.70

Weighted average common and common equivalent shares outstanding	28,039	29,563	28,090	29,345

* The diluted share basis for the three and six months ended June 30, 2004 and 2003 both exclude 9 shares associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended June 30, 2004 and 2003 excludes 2,951 and 1,305 shares, respectively, and for the six months ended June 30, 2004 and 2003 excludes 2,928 and 1,595 shares, respectively, associated with the options and warrants due to their antidilutive effect.

NOTE 6. RESTATEMENT

Our consolidated financial statements have been revised to reflect the correction for the following errors:

(a)
Due to a classification error in our general ledger, we incorrectly recorded certain customer fee revenues as sales, use and excise tax liability to the consolidated balance sheets for the four quarters of 2003, for the year ended December 31, 2003 and for the first and second quarters of 2004. These customer fee revenues were $0.3 million for the second quarter of 2004, $0.1 million for the second quarter of 2003, $0.6 million for the six months ended June 30, 2004, $0.5 million for the six months ended June 30, 2003, and an aggregate of $1.0 million for the full year 2003. These customer fees have now been appropriately recorded to revenues in the consolidated statement of operations for the year ended December 31, 2003 and in the unaudited quarterly periods for the first and second quarters 2004 and 2003.

(b)
We determined that in our calculations since the third quarter of 2003 we had not incorporated the tax benefits associated with the assumed exercise of employee stock options. As a result, fully diluted shares outstanding were over-reported and income per fully diluted share was understated in those periods.

(c)
We identified errors in the computation of the deferred tax assets recognized in the third quarter of 2003 as follows: (i) failure to deduct state income tax expense from federal taxable income resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter of 2003 being understated by $0.9 million and (ii) failure to complete the appropriately detailed analysis of our deferred tax assets relating to state net operating loss carryforwards resulted in the deferred tax benefit as originally reported for the year ended December 31, 2003 and the unaudited third quarter of 2003 being understated by $1.7 million. In February 2005, we determined that we improperly corrected for the errors in the deferred tax computations through an adjustment to the effective tax rate for 2004 rather than through the restatement of our prior period financial statements. As a result, we have restated the first and second quarter of 2004 and the third and fourth quarter of 2003 and year end December 31, 2003.

(d)
In connection with the release of the valuation allowance in the third quarter 2003, $6.5 million of deferred tax assets associated with acquired net operating loss carryforwards were realizable and should have been recorded as a deferred tax asset. Originally, we believed this deferred tax asset was limited due to provisions of the Internal Revenue Code Section 382. This error resulted in deferred tax assets being understated and goodwill being overstated in each of the periods beginning in the third quarter 2003. As a result, we have restated the first and second quarter of 2004 and the third and fourth quarter of 2003 and year end December 31, 2003.

As a result of these restatements, certain originally reported amounts in the consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003 have been restated as follows (in thousands, except per share data):

	As Originally Reported	Adjustments	As Restated

Three Months Ended June 30, 2004
Revenue	$114,881	$332	$115,213
Operating income	13,973	332	14,305
Provision for income taxes	5,025	458	5,483
Net income	8,548	(126)	8,422
Net income per share - Basic	0.32	(0.01)	0.31
Net income per share - Diluted	0.30	--	0.30
Weighted average common and common equivalent shares outstanding -Diluted	28,694	(655)	28,039

Three Months Ended June 30, 2003
Revenue	$93,748	$158	$93,906
Operating income	19,027	158	19,185
Provision for income taxes	6,825	62	6,887
Net income	10,675	96	10,771
Net income per share - Basic	0.41	--	0.41
Net income per share - Diluted	0.37	--	0.37
Weighted average common and common equivalent shares outstanding -Diluted	29,563	--	29,563

Six Months Ended June 30, 2004
Revenue	$224,202	$630	$224,832
Operating income	28,076	630	28,706
Provision for income taxes	10,056	824	10,880
Net income	16,904	(194)	16,710
Net income per share - Basic	0.63	--	0.63
Net income per share - Diluted	0.59	--	0.59
Weighted average common and common equivalent shares outstanding -Diluted	28,787	(697)	28,090

Six Months Ended June 30, 2003
Revenue	$181,591	$517	$182,108
Operating income	34,206	517	34,723
Provision (benefit) for income taxes	12,659	204	12,863
Net income	19,801	313	20,114
Net income per share - Basic	0.75	0.01	0.76
Net income per share - Diluted	0.69	0.01	0.70
Weighted average common and common equivalent shares outstanding -Diluted	29,345	4	29,349

As a result of these restatements, certain originally reported amounts in the consolidated balance sheets at June 30, 2004, December 31, 2003 and June 30, 2004 have been restated as follows (in thousands):

	As Originally Reported	Adjustments	As Restated
At June 30, 2004
Deferred income tax assets
Current	$26,338	$--	$26,338
Long-term	30,619	8,238	38,857
Goodwill	19,503	(6,490)	13,013
Total assets	239,996	1,748	241,744
Sales, use and excise taxes	14,926	(1,660)	13,266
Deferred income taxes	19,840	248	20,088
Total liabilities	121,989	(1,414)	120,575
Accumulated deficit	(233,436)	3,162	(230,274)
Total stockholders’ equity	118,007	3,162	121,169

At December 31, 2003
Deferred income tax assets
Current	$24,605	$--	$24,605
Long-term	40,543	7,745	48,288
Goodwill	19,503	(6,490)	13,013
Total assets	245,923	1,255	247,178
Sales, use and excise taxes	14,551	(1,030)	13,521
Deferred income taxes	19,904	(895)	19,009
Total liabilities	146,136	(2,101)	144,035
Accumulated deficit	(250,340)	3,356	(246,984)
Total stockholders’ equity	99,787	3,356	103,143

At June 30, 2003*
Deferred income tax assets
Current	$10,653	$(206)	$10,447
Long-term	--	--	--
Goodwill	19,503	--	19,503
Total assets	169,318	2,254	171,572
Sales, use and excise taxes	12,794	(518)	12,276
Deferred income taxes	--	--	--
Total liabilities	130,554	1,941	132,495
Accumulated deficit	(309,000)	313	(308,687)
Total stockholders’ equity	38,764	313	39,077

*  Certain amounts reflected herein for 2003 have been reclassified to reflect the 2004 presentation.

As a result of these restatements, certain originally reported amounts for cash flows from operating activities in the consolidated statement of cash flows have been adjusted as follows (in thousands):

	As Originally Reported	Adjustments	As Restated

At June 30, 2004
Cash flows from operating activities:
Net income	$16,904	$(194)	$16,710
Deferred income taxes	8,884	650	9,534
Changes in assets and liabilities:
Sales, use and excise taxes	375	(630)	(255)
Other current liabilities and accrued compensation	(7,786)	174	(7,612)
Net cash provided by operating activities	30,795	--	30,795

At June 30, 2003
Cash flows from operating activities:
Net income	$19,801	$313	$20,114
Deferred income taxes	11,647	204	11,851
Changes in assets and liabilities:
Sales, use and excise taxes	1,354	(517)	837
Other current liabilities and accrued compensation	(3,188)	--	(3,188)
Net cash provided by operating activities	35,084	--	35,084

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	48.2	46.1	48.8	47.9
General and administrative expenses	13.8	13.4	13.8	13.9
Provision for doubtful accounts	4.3	3.1	3.7	2.8
Sales and marketing expenses	16.7	12.4	16.2	11.5
Depreciation and amortization	4.6	4.6	4.6	4.8
Total costs and expenses	87.6	79.6	87.2	80.9
Operating income	12.4	20.4	12.8	19.1
Other income (expense):
Interest income	--	0.2	0.1	0.2
Interest expense	(0.3)	(2.2)	(0.6)	(2.5)
Other, net	--	0.4	--	1.3
Income before income taxes	12.1	18.8	12.3	18.1
Provision for income taxes	4.8	7.3	4.8	7.1
Net income	7.3%	11.5%	7.5%	11.0%

The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the prior year comparable fiscal period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)
Revenue	22.7%	20.9%	23.5%	15.9%
Costs and expenses:
Network and line costs	28.5	14.9	26.0	11.9
General and administrative expenses	26.6	(8.0)	22.1	(9.9)
Provision for doubtful accounts	69.4	3.4	62.7	(24.8)
Sales and marketing expenses	65.1	68.2	73.8	64.0
Depreciation and amortization	21.5	(1.1)	20.3	(2.1)
Total costs and expenses	35.1	14.2	33.1	9.5
Operating income	(25.4)	56.8	(17.3)	54.0
Other income (expense):
Interest income	(77.4)	97.9	(51.5)	61.7
Interest expense	(78.2)	(30.1)	(72.1)	3.0
Other, net	(100.0)	3588.9	(100.0)	(402.1)
Income before income taxes	(21.3)	87.5	(16.3)	87.9
Provision for income taxes	(20.4)	N/A	(15.4)	N/A
Net income	(21.8)%	14.4%	(16.9)	14.6%

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

Revenue. The increase in revenue for the second quarter 2004 from the second quarter 2003 was due to the increase in bundled revenue offset by a decline in long distance revenue. During 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates may adversely impact customer turnover.

The increase in bundled revenue to $99.4 million for the second quarter 2004 from $67.8 million for the second quarter 2003 was due to higher average bundled lines in 2004 as compared to 2003, partially offset by lower average monthly revenue per customer. We ended the second quarter 2004 with 672,000 billed bundled lines, compared to 443,000 at the end of the second quarter 2003 and 623,000 at the end of the first quarter 2004. Approximately 50% of the bundled lines at the end of the second quarter 2004 were in Michigan, compared to 68% at the end of the second quarter 2003, reflecting our continued efforts to market into new states. A significant increase in the costs we pay for network services from the incumbent local telephone carriers may cause us to dramatically limit the marketing of new customers in some or all states, resulting in a decline in revenues in the future.

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

Bundled network and line costs were $49.7 million for the second quarter 2004, as compared to $32.0 million for the second quarter 2003. Long distance network and line costs were $5.8 million for the second quarter 2004, as compared to $11.2 million for the second quarter 2003. As a percentage of bundled revenue, bundled and network line costs were 50.1% for the second quarter 2004, as compared to 47.2% for the second quarter 2003. Long distance network and line costs as a percentage of long distance revenue were 36.8% for the second quarter 2004, as compared to 43.1% for the second quarter 2003. During the second quarter 2004, we recorded liabilities for network and line costs related to retroactive cost increases pending the resolution of a rate proceeding in the State of Georgia and other matters. The increase in these liabilities was partially offset by a reduction in accruals for network and line costs due to the expiration of the period to backbill us certain charges. In addition during the second quarter 2004, we received a credit of $1.3 million related to a retroactive reduction in certain switching costs for Bell South.

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

Provision for Income Taxes. The effective tax rate for the second quarter 2004 was 39.4%. The increase in the effective tax rate reflects the impact of income tax returns filed during the first quarter 2004 for the 2003 tax year. The effective tax rate is expected to be approximately 39.4% for fiscal 2004 and approximately 39.8% for fiscal 2005. As a result of the application of net operating loss carryforwards, we currently need only pay accrued alternative minimum taxes and state income taxes; we expect net-operating losses will be fully utilized during 2007. During the second half of 2004, we expect to resolve certain tax benefits related to net operating loss carryforwards not previously recognized.

YEAR TO DATE 2004 COMPARED TO YEAR TO DATE 2003

Revenue. The increase in revenue for the year to date 2004 from the year to date 2003 was due to the increase in bundled revenue offset by a decline in long distance revenue. During 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates may adversely impact customer turnover.

The increase in bundled revenue to $191.4 million for the year to date 2004 from $128.4 million for the year to date 2003 was due to higher average bundled lines in 2004 as compared to 2003, partially offset by lower average monthly revenue per customer.

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

Bundled network and line costs were $97.1 million for the year to date 2004, as compared to $64.1 million for the year to date 2003. Long distance network and line costs were $12.7 million for the year to date 2004, as compared to $23.0 million for the year to date 2003. As a percentage of bundled revenue, bundled and network line costs were 50.7% for the year to date 2004, as compared to 50.0% for the year to date 2003. Long distance network and line costs as a percentage of long distance revenue were 38.1% for the year to date 2004, as compared to 42.8% for the year to date 2003. During the year to date 2004, we recorded liabilities for network and line costs related to retroactive cost increases pending the resolution of a rate proceeding in the State of Georgia and other matters. The increase in these liabilities was partially offset by a reduction in accruals for network and line costs due to the expiration of the period to backbill us certain charges. In addition during the second quarter 2004, we received a credit of $1.3 million related to a retroactive reduction in certain switching costs for Bell South.

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

Provision for Income Taxes. The effective tax rate for the year to date 2004 was 39.4%. The increase in the effective tax rate reflects the impact of income tax returns filed during the first quarter 2004 for the 2003 tax year. The effective tax rate is expected to be approximately 39.4% for fiscal 2004. As a result of the application of net operating loss carryforwards, we currently need only pay accrued alternative minimum taxes and state income taxes; we expect net operating losses will be fully utilized by the end of 2007.

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
• Net income of $16.7 million;
• Increases in accounts payable of $7.7 million, primarily due to increased levels of sales and marketing activity, and an increase in network and line costs primarily due to the increase in bundled customers;
• Non-cash items of $25.2 million, including utilization of deferred tax assets of $9.5 million. The application of NOL carryforwards has limited our current payment of income taxes to cash taxes for alternative minimum taxes and state income taxes. We expect that our NOLs will be fully utilized during 2007;
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
• A decrease in other current liabilities of $2.6 million primarily attributable to a decrease in accrued interest due to both lower debt levels and accrued interest payments.

For the year to date 2003, the major contributors to the net cash provided by operating activities were:
• Net income of $20.1 million;
• An increase in accounts payable of $2.3 million attributable to an increase in network and line costs primarily due to the increase in bundled customers;
Non-cash items of $22.9 million, primarily consisting of utilization of deferred tax assets of $11.8 million;
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

In March 2004, the Emerging Issues Task Force ("EITF") issued EITF 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings per Share” This issue addresses the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The provisions of EITF 03-6 are not expected to have a material effect on the Company’s method and presentation with respect to earnings per share .

Additional information about these critical accounting policies may by found in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004, as restated by our form 10-K/A Amendment No. 2 filed March 28, 2005 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading Critical Accounting Policies.

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

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2004. Based upon this evaluation, our CEO and the CFO concluded that, for the reasons described below, our disclosure controls and procedures were not effective as of June 30, 2004.

We have restated our previously issued consolidated financial statements for the year ended December 31, 2003, the four quarters of 2003, the first and second quarters of 2004. This restatement was primarily the result of the following material weaknesses:

1. We did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex transactions. Specifically, we did not have personnel who possess sufficient depth, skills and experience in accounting for and review of complex transactions in the financial reporting process to ensure that complex transactions were accounted for in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our financial statements for the third and fourth quarters of 2003, the year ended December 31, 2003 and the first and second quarters of 2004.

2. We did not maintain effective controls over sales, use and excise tax liabilities. Specifically, our reconciliation and review procedures with respect to sales, use and excise tax liability that we collect and remit did not identify that certain customer fee revenue had been incorrectly recorded in the sales, use and excise tax general ledger account. This control deficiency resulted in the restatement of our revenues and sales, use and excise tax liability for each of the quarters in 2003, the year ended December 31, 2003 and the first and second quarters of 2004.

The restatements, described above, were for matters related to (a) the recognition in revenue in the four quarters 2003, the year ended December 31, 2003 and for the first and second quarter of 2004 of certain customer fees previously recorded in those periods as increases in current liabilities; (b) the calculation of outstanding diluted weighted average common and common equivalent shares since the third quarter 2003 to reflect the inclusion of assumed tax benefits in the proceeds used to repurchase shares in the application of the treasury stock method of accounting for outstanding options; (c) for the third and fourth quarters 2003 and the year ended December 31, 2003, a correction in the calculation of net operating losses utilized in 2003 and in the calculation of state deferred tax assets; and (d) the recording, beginning in the third quarter 2003 and for the year ended December 31, 2003, of a deferred tax asset associated with acquired net operating loss carryforwards. Refer to Note 6 to the Consolidated Financial Statements for further information regarding this restatement, including the effect of the restatement for each of the four quarters of 2003, the year ended December 31, 2003 and the second quarter of 2004.

To address these material weaknesses, subsequent to June 30, 2004, we have taken the following actions:

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

The changes to internal control over financial reporting were implemented subsequent to the quarter ended June 30, 2004. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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