Form 10-Q/A
period 2004-09-30
TALK AMERICA HOLDINGS INC
filed 2005-04-27
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to _____

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

Explanatory Note

Talk America Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on November 9, 2004, for the purpose of restating our consolidated financial statements for the quarters ended September 30, 2004 and 2003 to reflect corrections of the following errors:

The quarterly results for the four quarters of 2003 and for the first three quarters of 2004 have been adjusted to reflect the restatement of our previously reported consolidated financial statements for those periods and for the year ended December 31, 2003 as detailed below.

We have revised our consolidated financial statements for these periods to correct for the following errors:

(a)  Due to a classification error in our general ledger, we incorrectly recorded certain customer fee revenues as sales, use and excise tax liability to the consolidated balance sheets for the four quarters of 2003, for the year ended December 31, 2003 and for the first three quarters of 2004. These customer fee revenues were $0.4 million for the third quarter of 2004, $0.2 million for the third quarter of 2003, $1.0 million for the nine months ended September 30, 2004, $0.7 million for the nine months ended September 30, 2003, and an aggregate of $1.0 million for the full year 2003. These customer fees have now been appropriately recorded to revenues in the consolidated statement of operations for the year ended December 31, 2003 and in the unaudited quarterly periods for the first three quarters 2004 and 2003;

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

The effect of these items are reflected in our consolidated financial statements contained in Item 1 of this Amendment, with corresponding changes reflected in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures. The effect of these items on our consolidated statement of operations for the four quarters of 2003, the year ended December 31, 2003 and for the first three quarters of 2004 is summarized in the following table.

(in 000s, except per share data) (Unaudited)	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Revenue:
Reported	$87,843	$93,748	$99,929	$101,143	$109,321	$114,881	$120,537
Adjustments	359	158	249	264	298	332	392
As Restated	$88,202	$93,906	$100,178	$101,407	$109,619	$115,213	$120,929

Operating Income:
Reported	$15,179	$19,027	$17,620	$13,432	$14,103	$13,973	$13,864
Adjustments	359	158	249	264	298	332	392
As Restated	$15,538	$19,185	$17,869	$13,696	$14,401	$14,305	$14,256

Pre-Tax Income:
Reported	$14,961	$17,500	$16,106	$12,197	$13,387	$13,573	$14,486
Adjustments	358	158	249	264	298	332	392
As Restated	$15,319	$17,658	$16,355	$12,461	$13,685	$13,905	$14,878

Income Tax Expense:
Reported	$5,835	$6,825	($35,460)	$5,103	$5,031	$5,025	$5,339
Adjustments	141	62	(2,287)	(243)	366	458	528
As Restated	$5,976	$6,887	($37,747)	$4,860	$5,397	$5,483	$5,867

Net Income:
Reported	$9,126	$10,675	$51,566	$7,094	$8,356	$8,548	$9,147
Adjustments	217	96	2,536	507	(68)	(126)	(136)
As Restated	$9,343	$10,771	$54,102	$7,601	$8,288	$8,422	$9,011

Basic EPS:
Reported	$0.35	$0.41	$1.96	$0.27	$0.31	$0.32	$0.34
Adjustments	--	--	0.09	0.02	--	(0.01)	(0.01)
As Restated	$0.35	$0.41	$2.05	$0.29	$0.31	$0.31	$0.33

Fully Diluted EPS:
Reported	$0.32	$0.37	$1.74	$0.25	$0.29	$0.30	$0.32
Adjustments	--	--	0.14	0.02	--	--	--
As Restated	$0.32	$0.37	$1.88	$0.27	$0.29	$0.30	$0.32

Fully Diluted Shares:
Reported	29,940	29,563	29,761	28,884	28,862	28,694	28,212
Adjustments	--	--	(884)	(777)	(732)	(655)	(475)
As Restated	29,940	29,563	28,877	28,107	28,130	28,039	27,737

The consolidated balance sheets for the third quarters of 2004 and 2003 as originally reported have been restated as follows (in thousands):

At September 30, 2004	As Originally Reported	As Restated
Deferred income tax assets
Current	$27,723	$27,723
Long-term	24,733	32,598
Goodwill	19,503	13,013
Total assets	235,831	237,206
Sales, use and excise taxes	14,596	12,544
Deferred income taxes	19,507	19,910
Total liabilities	108,636	106,985
Accumulated deficit	(224,289)	(221,263)
Total stockholders’ equity	127,195	130,221

At September 30, 2003*	As Originally Reported	As Restated
Deferred income tax assets
Current	$20,703	$24,605
Long-term	44,112	51,725
Goodwill	19,503	13,013
Total assets	237,752	245,525
Sales, use and excise taxes	13,803	13,037
Deferred income taxes	17,238	20,182
Total liabilities	146,476	151,400
Accumulated deficit	(257,434)	(254,585)
Total stockholders’ equity	91,276	94,125

*  Certain amounts reflected herein for 2003 have been reclassified to reflect the 2004 presentation.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing on November 9, 2004 of our Quarterly Report on Form 10-Q for the period ended September 30, 2004, nor does it modify or update in any way disclosures contained in our Form 10-Q other than to reflect the restatement discussed above.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2004 (restated) and 2003 (restated) (unaudited)	2

Consolidated Balance Sheets - September 30, 2004 ( restated), December 31, 2003 (restated), and September 30, 2003 (restated) (unaudited)	3

Consolidated Statements of Stockholders' Equity - Nine Months Ended September 30, 2004 (restated) (unaudited)	4

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004 (restated) and 2003 (restated) (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	27

PART II - OTHER INFORMATION	29

Item 6. Exhibits

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September, 30		Nine Months Ended September 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)
Revenue	$120,929	$100,178	$345,761	$282,286
Costs and expenses:
Network and line costs, excluding depreciation and amortization (see below)	60,251	46,033	170,057	133,185
General and administrative expenses	15,934	14,236	46,987	39,664
Provision for doubtful accounts	5,728	3,444	14,054	8,561
Sales and marketing expenses	19,318	14,146	55,806	35,146
Depreciation and amortization	5,442	4,450	15,895	13,138
Total costs and expenses	106,673	82,309	302,799	229,694

Operating income	14,256	17,869	42,962	52,592
Other income (expense):
Interest income	61	42	204	337
Interest expense	561	(1,560)	(698)	(6,066)
Other income, net	--	4	--	2,469

Income before provision for income taxes	14,878	16,355	42,468	49,332
Provision (benefit) for income taxes	5,867	(37,747)	16,747	(24,884)

Net income	$9,011	$54,102	$25,721	$74,216

Income per share - Basic:
Net income per share	$0.33	$2.05	$0.96	$2.82

Weighted average common shares outstanding	26,974	26,367	26,799	26,325

Income per share - Diluted:	$0.32	$1.88	$0.92	$2.55
Net income per share

Weighted average common and common equivalent shares outstanding	27,737	28,877	27,854	29,337

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2004 (restated)	December 31, 2003 (restated)	September 30, 2003 (restated)

Assets
Current assets:
Cash and cash equivalents	$29,354	$35,242	$35,132
Accounts receivable, trade (net of allowance for uncollectible accounts of $14,304, $9,414, and $9,483 at September 30, 2004, December 31, 2003, and September 30, 2003, respectively)	48,876	40,321	36,777
Deferred income taxes	27,723	24,605	24,605
Prepaid expenses and other current assets	7,967	5,427	5,680
Total current assets	113,920	105,595	102,194

Property and equipment, net	66,643	68,069	65,860
Goodwill	13,013	13,013	13,013
Intangibles, net	2,533	4,666	5,245
Deferred income taxes	32,598	48,288	51,725
Other assets	8,499	7,547	7,488
	$237,206	$247,178	$245,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,678	$35,296	$35,707
Sales, use and excise taxes	12,544	13,521	13,037
Deferred revenue	15,588	10,873	9,797
Current portion of long-term debt	3,188	16,806	42
Accrued compensation	4,658	9,888	7,913
Other current liabilities	5,067	6,851	5,237
Total current liabilities	84,723	93,235	71,733

Long-term debt	2,352	31,791	59,485

Deferred income taxes	19,910	19,009	20,182

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 26,976,075 and 26,662,952, and 26,406,864, issued and outstanding at September 30, 2004, December 31, 2003 and September 30, 2004, respectively	283	280	277
Additional paid-in capital	356,201	354,847	353,433
Accumulated deficit	(221,263)	(246,984)	(254,585)
Treasury stock - $.01 par value, 1,315,789 shares at September 30, 2004 and December 31, 2003 and September 30, 2003, respectively	(5,000)	(5,000)	(5,000)
Total stockholders' equity	130,221	103,143	94,125
	$237,206	$247,178	$245,525

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balances, December 31, 2003 (restated)	27,979	$280	$354,847	$(246,984)	1,316	$(5,000)	$103,143

Net income (restated)	--	--	--	25,721	--	--	25,721
Income tax benefit related to exercise of common stock options	--	--	784	--	--	--	784
Change in terms of employee stock options	--	--	9	--	--	--	9
Exercise of common stock options	313	3	561	--	--	--	564
Balances, September 30, 2004 (restated)	28,292	$283	$356,201	$(221,263)	1,316	$(5,000)	$130,221

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004 (restated)	2003 (restated)
Cash flows from operating activities:
Net income	$25,721	$74,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	14,054	8,561
Depreciation and amortization	15,895	13,138
Loss on sale and retirement of assets	--	16
Non-cash compensation	9	--
Non-cash interest and amortization of accrued interest liabilities	(956)	(195)
Gain from extinguishment of debt	--	(2,476)
Deferred income taxes	14,257	(26,665)
Changes in assets and liabilities:
Accounts receivable, trade	(22,609)	(17,495)
Prepaid expenses and other current assets	(1,979)	(1,786)
Other assets	(17)	1,404
Accounts payable	8,382	3,555
Sales, use and excise taxes	(977)	1,598
Deferred revenue	4,715	3,317
Accrued compensation	(5,230)	2,304
Other current liabilities	(1,784)	(3,776)
Net cash provided by operating activities	49,481	55,716

Cash flows from investing activities:
Capital expenditures	(8,053)	(9,166)
Capitalized software development costs	(2,673)	(2,038)
Net cash used in investing activities	(10,726)	(11,204)

Cash flows from financing activities:
Payments of borrowings	(44,258)	(38,672)
Payments of capital lease obligations	(949)	(46)
Proceeds from exercise of options	564	750
Purchase of treasury stock	--	(5,000)
Net cash used in financing activities	(44,643)	(42,968)

Net increase (decrease) in cash and cash equivalents	(5,888)	1,544
Cash and cash equivalents, beginning of period	35,242	33,588
Cash and cash equivalents, end of period	$29,354	$35,132

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

The consolidated financial statements and related notes thereto as of September 30, 2004 and for the three and nine months ended September 30, 2004 and September 30, 2003 are presented as unaudited, but in the opinion of management include all adjustments necessary to present fairly the information set forth therein. The consolidated balance sheet information for December 31, 2003 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004, as restated by our Form 10-K/A Amendment No. 2 filed March 28, 20005. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended by our Form 10-K/A, as restated by our Form 10-K/A Amendment No. 2. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

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
  Increased price competition in telecommunication services, including bundled services of local and long distance
  Unanticipated delays, costs and technical difficulties in developing, deploying and operating our own local networking capability, including our potential inability to acquire and successfully utilize certain of those technologies that will permit us to reduce our reliance on the incumbent local telephone companies and profitably provide local telephone services through new methods of delivery.
Further negative developments in these areas would likely have a material adverse effect on our business prospects, financial condition and results of operations.

NOTE 2. DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	September 30, 2004	December 31, 2003	September 30, 2003

8% Secured Convertible Notes Due 2006	$--	$--	$12,452
12% Senior Subordinated Notes Due 2007	--	40,730	42,520
8% Convertible Senior Subordinated Notes Due 2007 (1)	--	3,778	3,843
5% Convertible Subordinated Notes Due 2004	670	670	670
Other, primarily vendor-financed computer software	2,401	--	--
Capital lease obligations	2,469	3,419	42
Total long-term debt and capital lease obligations	5,540	48,597	59,527
Less: current maturities	3,188	16,806	42
Total long-term debt and capital lease obligations, excluding current maturities	$2,352	$31,791	$59,485

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)

Net income as reported	$9,011	$54,102	$25,721	$74,216
Add: Stock-based employee compensation expense included in reported net income	--	--	5	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	1,424	304	4,299	867
Pro forma net income	$7,587	$53,798	$21,427	$73,349

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)
Basic earnings per share:
As reported	$0.33	$2.05	$0.96	$2.82
Pro forma	$0.28	$2.04	$0.80	$2.79
Diluted earnings per share:
As reported	$0.32	$1.88	$0.92	$2.56
Pro forma	$0.28	$1.90	$0.78	$2.63

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

	Three Months Ended September 30,		Nine Months Ended September30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)

Net income used to compute basic earnings per share	$9,011	$54,102	$25,721	$74,216
Interest expense on convertible bonds, net of tax affect (See Note 2 (a))	--	152	--	455
Net income used to compute diluted earnings per share	$9,011	$54,254	$25,721	$74,671

Average shares of common stock outstanding used to compute basic earnings per share	26,974	26,367	26,799	26,325
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	763	2,510	1,055	3,012
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	27,737	28,877	27,854	29,337

Income per share - Basic:
Net income per share	$0.33	$2.05	$0.96	$2.82

Weighted average common shares outstanding	26,974	26,367	26,799	26,325

Income per share - Diluted:
Net income per share	$0.32	$1.88	$0.92	$2.55

Weighted average common and common equivalent shares outstanding	27,737	28,877	27,854	29,337

* The diluted share basis for both the three and nine months ended September 30, 2004, excludes 9 shares associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended September 30, 2004 and 2003 excludes 3,400 and 1,204 shares, respectively, and for the nine months ended September 30, 2004 and 2003 excludes 2,933 and 1,288 shares, respectively, associated with the options and warrants due to their antidilutive effect.

NOTE 6. INCOME TAXES

For the quarter ended September 30, 2003, management evaluated the deferred tax asset valuation allowance and determined that a portion of the allowance should be reversed. The evaluation considered the profitability of our business, the ability to utilize the deferred tax assets in the future and possible restrictions on use due to provisions of the Internal Revenue Code Section 382 "Change in Ownership." After consideration of each of these factors, we concluded certain deferred tax assets would more likely than not be utilized, and, in the quarter ended September 30, 2003, reversed deferred tax asset valuation allowances of $50.6 million, recognized a non-cash deferred income tax benefit of $44.1 million and reduced the amount of goodwill related to the August, 2000 acquisition of Access One Communications, Inc. by $6.5 million.

As of September 30, 2003, we had a deferred tax asset of $76.3 million, representing the future tax benefit from the application of net operating loss carryforwards for federal income tax purposes to our future taxable income, alternative minimum tax credits, and allowance for doubtful accounts. We also had a deferred tax liability of $20.2 million, representing the future tax liability attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There can be no assurance that we will realize the full benefit of the carryforwards.

NOTE 7. RESTATEMENT

Our consolidated financial statements have been revised to reflect the correction for the following errors:

(a)
Due to a classification error in our general ledger, we incorrectly recorded certain customer fee revenues as sales, use and excise tax liability to the consolidated balance sheets for the four quarters of 2003, for the year ended December 31, 2003 and for the first and second quarters of 2004. These customer fee revenues were $0.4 million for the third quarter of 2004, $0.2 million for the third quarter of 2003, $1.0 million for the nine months ended September 30, 2004, $0.7 million for the nine months ended September 30, 2003, and an aggregate of $1.0 million for the full year 2003.These customer fees have now been appropriately recorded to revenues in the consolidated statement of operations for the year ended December 31, 2003 and in the unaudited quarterly periods for the first three quarters 2004 and 2003.

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

As a result of these restatements, certain originally reported amounts in the consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003 have been restated as follows (in thousands, except per share data):

	As Originally Reported	Adjustments	As Restated
Three Months Ended September 30, 2004
Revenue	$120,537	$392	$120,929
Operating income	13,864	392	14,256
Provision for income taxes	5,339	528	5,867
Net income	9,147	(136)	9,011
Net income per share - Basic	0.34	(0.01)	0.33
Net income per share - Diluted	0.32	--	0.32
Weighted average common and common equivalent shares outstanding -Diluted	28,212	(475)	27,737

Three Months Ended September 30, 2003
Revenue	$99,929	$249	$100,178
Operating income	17,620	249	17,869
Provision (benefit) for income taxes	(35,460)	(2,287)	(37,747)
Net income	51,566	2,536	54,102
Net income per share - Basic	1.96	0.09	2.05
Net income per share - Diluted	1.74	0.14	1.88
Weighted average common and common equivalent shares outstanding -Diluted	29,761	(884)	28,877

Nine Months Ended September 30, 2004
Revenue	$344,739	$1,022	$345,761
Operating income	41,940	1,022	42,962
Provision for income taxes	15,395	1,352	16,747
Net income	26,051	(330)	25,721
Net income per share - Basic	0.97	(0.01)	0.96
Net income per share - Diluted	0.91	0.01	0.92
Weighted average common and common equivalent shares outstanding -Diluted	28,482	(628)	27,854

Nine Months Ended September 30, 2003
Revenue	$281,520	$766	$282,286
Operating income	51,826	766	52,592
Provision (benefit) for income taxes	(22,801)	(2,083)	(24,884)
Net income	71,367	2,849	74,216
Net income per share - Basic	2.71	0.11	2.82
Net income per share - Diluted	2.45	0.10	2.55
Weighted average common and common equivalent shares outstanding -Diluted	29,337	--	29,337

As a result of these restatements, certain originally reported amounts in the consolidated balance sheets at September 30, 2004, December 31, 2003 and September 30, 2003 have been restated as follows (in thousands):

	As Originally Reported	Adjustments	As Restated

At September 30, 2004
Deferred income tax assets
Current	$27,723	$--	$27,723
Long-term	24,733	7,865	32,598
Goodwill	19,503	(6,490)	13,013
Total assets	235,831	1,375	237,206
Sales, use and excise taxes	14,596	(2,052)	12,544
Deferred income taxes	19,507	403	19,910
Total liabilities	108,636	(1,651)	106,985
Accumulated deficit	(224,289)	3,026	(221,263)
Total stockholders’ equity	127, 195	3,026	130,221

At December 31, 2003
Deferred income tax assets
Current	$24,605	$--	$24,605
Long-term	40,543	7,745	48,288
Goodwill	19,503	(6,490)	13,013
Total assets	245,923	1,255	247,178
Sales, use and excise taxes	14,551	(1,030)	13,521
Deferred income taxes	19,904	(895)	19,009
Total liabilities	146,136	(2,101)	144,035
Accumulated deficit	(250,340)	3,356	(246,984)
Total stockholders’ equity	99,787	3,356	103,143

At September 30, 2003*
Deferred income tax assets
Current	$20,703	$3,902	$24,605
Long-term	44,112	7,613	51,725
Goodwill	19,503	(6,490)	13,013
Total assets	237,752	7,773	245,525
Sales, use and excise taxes	13,803	(766)	13,037
Deferred income taxes	17,238	2,944	20,182
Total liabilities	146,476	4,924	151,400
Accumulated deficit	(257,434)	2,849	(254,585)
Total stockholders’ equity	91,276	2,849	94,125

*  Certain amounts reflected herein for 2003 have been reclassified to reflect the 2004 presentation.

As a result of these restatements, certain originally reported amounts for cash flows from operating activities in the consolidated statement of cash flows have been adjusted as follows (in thousands):

	As Originally Reported	Adjustments	As Restated

At September 30, 2004
Cash flows from operating activities:
Net income	$26,051	$(330)	$25,721
Deferred income taxes	13,079	1,178	14,257
Changes in assets and liabilities:
Sales, use and excise taxes	45	(1,022)	(977)
Other current liabilities and accrued compensation	(7,188)	174	(7,014)
Net cash provided by operating activities	49,481	--	49,481

At September 30, 2003
Cash flows from operating activities:
Net income	$71,367	$2,849	$74,216
Deferred income taxes	(24,224)	(2,441)	(26,665)
Changes in assets and liabilities:
Sales, use and excise taxes	2,364	(766)	1,598
Other current liabilities and accrued compensation	(1,830)	358	(1,472)
Net cash provided by operating activities	55,716	--	55,716

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

OVERVIEW

We offer a bundle of local and long distance phone services to residential and small business customers in the United States. We have built a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local telephone companies and plan to migrate customers to our own networking platform, where feasible, and further increase our revenues and profitability by offering new products and services to these customers. As a result of significant changes to the FCC rules that require incumbent local telephone companies to provide unbundled network elements to us (discussed under “Other Matters,” below), the wholesale rates that we are charged in order to provide our services will most likely increase significantly in 2005 and over time. These cost increases will likely lead to increases in our product pricing and inhibit our ability to add new customers. The FCC has established interim rules that make unbundled network elements available to us on a grandfathered basis until March 2005 and we currently plan to continue to market our services and to build our base of bundled customers through such date. However, in the event that either the FCC’s final rules provide for an earlier date where our pricing from the incumbent local telephone companies significantly increases, as contemplated in the interim rules, or we have knowledge regarding such an increase in price, we expect to reduce our efforts to increase subscriber growth and focus on markets with potential for networking, as described below.

An integral element of our current business strategy is to develop our own local networking capability. Local networking would enhance our operating flexibility and provide us with an alternative to the wholesale operating platforms of the incumbent local telephone companies. Beginning in 2003, we deployed networking assets in Michigan and, as of September 30, 2004, we had approximately 10,000 bundled lines on our Michigan network. We are continuing the expansion of our network by colocating our networking equipment in the incumbent local telephone companies’ end offices to provide service over our own network to a larger existing customer base in geographic regions where we have a high density of customers. As a result of the significant changes in the regulatory environment, we have accelerated our networking initiatives and by the end of 2005 we expect to have 150,000 bundled lines on our network in Michigan, although some of the regulatory changes could also impede this deployment (discussed under “Other Matters,” below). We also continue to automate the business processes required to provide local network-based services. In addition, we are actively exploring next generation networking opportunities with a variety of vendors in order to decrease our cost of delivering service, reduce our reliance upon the incumbent local telephone companies and provide local telephone services through new, innovative methods of delivery. However, we have not previously developed, deployed or operated a local network of our own and of this scale and there can be no assurance that we shall be able successfully to do so and thereafter profitably provide local telephone services through such a network.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	49.8	46.0	49.2	47.2
General and administrative expenses	13.2	14.2	13.6	14.1
Provision for doubtful accounts	4.7	3.4	4.1	3.0
Sales and marketing expenses	16.0	14.1	16.2	12.5
Depreciation and amortization	4.5	4.5	4.6	4.6
Total costs and expenses	88.2	82.2	87.7	81.4
Operating income	11.8	17.8	12.3	18.6
Other income (expense):
Interest income	0.1	--	0.1	0.1
Interest expense	0.5	(1.6)	(0.2)	(2.1)
Other, net	--	--	--	0.9
Income before income taxes	12.4	16.2	12.2	17.5
Provision (benefit) for income taxes	4.9	(37.8)	4.8	(8.8)
Net income	7.5%	54%	7.4%	26.3%

The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the prior year comparable fiscal period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 (restated)	2003 (restated)	2004 (restated)	2003 (restated)
Revenue	20.7%	26.6%	22.5%	19.5%
Costs and expenses:
Network and line costs	30.9	21.8	27.7	15.2
General and administrative expenses	11.9	19.1	18.5	(1.3)
Provision for doubtful accounts	66.3	57.3	64.2	(4.9)
Sales and marketing expenses	36.6	107.1	58.8	79.0
Depreciation and amortization	22.3	(3.5)	21.0	(2.6)
Total costs and expenses	29.6	29.9	31.8	16.0
Operating income	(20.2)	13.4	(18.3)	37.3
Other income (expense):
Interest income	45.2	(86.0)	(39.5)	(30.1)
Interest expense	(136.0)	(39.3)	(88.5)	(12.6)
Other, net	(100.0)	103.8	(100.0)	367.8
Income before income taxes	(9.0)	22.3	(13.9)	59.5
Provision for income taxes	115.5	--	167.3	--
Net income	(83.3)%	304.4%	(65.3)%	140.0%

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

Revenue. The increase in revenue for the third quarter 2004 from the third quarter 2003 was due to an increase in bundled revenue offset by a decline in long distance revenue. During 2004, we have increased certain fees and rates related to our various telecommunications products and such changes in rates may adversely impact customer turnover.

Bundled revenue increased to $105.6 million for the third quarter 2004 from $72.6 million for the third quarter 2003 due to higher average bundled lines in 2004 as compared to 2003, partially offset by lower average monthly revenue per customer. We ended the third quarter 2004 with 683,000 billed bundled lines, compared to 495,000 at the end of the third quarter 2003 and 672,000 at the end of the second quarter 2004. Approximately 49% of the bundled lines at the end of the third quarter 2004 were in Michigan, compared to 64.8% at the end of the third quarter 2003, reflecting our continued efforts to market into other states. Should there be a significant increase in the costs we pay for network services from the incumbent local telephone carriers (see discussion in “Other Matters,” below) we likely will have to (i) dramatically limit the marketing of new customers in some or all states, resulting in a decline in revenues in the future, and (ii) raise prices to customers, resulting in our products being less attractively priced or less competitive when compared to the incumbents.

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

Provision for Income Taxes. For the quarter ended September 30, 2003, management evaluated the deferred tax asset valuation allowance and determined that a portion of the allowance should be reversed. The evaluation considered the profitability of our business, the ability to utilize the deferred tax assets in the future and possible restrictions on use due to provisions of the Internal Revenue Code Section 382 "Change in Ownership." After consideration of each of these factors, we concluded certain deferred tax assets would more likely than not be utilized, and, in the quarter ended September 30, 2003, reversed deferred tax asset valuation allowances of $50.6 million, recognized a non-cash deferred income tax benefit of $44.1 million and reduced the amount of goodwill related to the August, 2000 acquisition of Access One Communications, Inc. by $6.5 million. In the quarter ended March 30, 2003, the tax benefit was partially offset by an income tax expense of $24.1 million.

The effective tax rate for the third quarter 2004 was 39.4%. The effective tax rate is expected to be approximately 39.4% for fiscal 2004 and approximately 39.8% for fiscal 2005. As a result of the application of net operating loss carryforwards, or NOLs, we currently need only pay accrued alternative minimum taxes and certain state income taxes.

YEAR TO DATE 2004 COMPARED TO YEAR TO DATE 2003

Revenue. The increase in revenue for the year to date 2004 from the year to date 2003 was due to an increase in bundled revenue offset by a decline in long distance revenue. During 2004, we increased certain fees and rates related to our long distance and bundled products and such changes in rates may adversely impact customer turnover.

Bundled revenue increased to $297.0 million for the year to date 2004 from $201.0 million for the year to date 2003 due to higher average bundled lines in 2004, as compared to 2003, partially offset by lower average monthly revenue per customer.

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

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, capital expenditures and debt service obligations. For the third quarters 2004 and 2003, our operating activities provided net cash flow of $18.7 million and $20.6 million, respectively, which was used by us along with existing cash and cash equivalents, to reduce our outstanding debt obligations and fund capital expenditures and capitalized software development costs. As of September 30, 2004, we had $29.4 million in cash and cash equivalents and long-term debt (including current maturities) of $5.5 million, compared to $35.2 million and $48.6 million, respectively, at December 31, 2003.

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
  Net income of $25.7 million;
  Increases in accounts payable of $8.4 million, primarily due to increased levels of sales and marketing activity, and an increase in network and line costs primarily due to the increase in bundled customers;
  Non-cash items of $43.2 million, including utilization of deferred tax assets of $14.2 million. The application of NOL carryforwards has limited our current payment of income taxes to cash taxes for alternative minimum taxes and state income taxes. We expect that our NOLs will be fully utilized during 2007; an
  An increase in deferred revenue of $4.7 million for advance customer billings, primarily due to the growth in bundled customers.
Partially offsetting these contributors to the net 2004 cash provided by operating activities were:
  An increase in accounts receivable of $22.6 million primarily due to the growth of our customer base and also due to reduced employee collection hours as a result of several hurricanes near our Florida customer service centers;
  A decrease in accrued compensation of $5.2 million due to payment of year-end performance bonuses; and
  A decrease in other current liabilities of $1.8 million primarily attributable to a decrease in accrued interest due to both lower debt levels and accrued interest payments.

For the year to date 2003, the major contributors to the $55.7 million net cash provided by operating activities were:
  Net income of $74.2 million;
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
  Non-cash items of $5.2 million, primarily consisting of reduction of deferred tax asset reserves of $26.6 million; and
  A decrease in other current liabilities of $3.8 million primarily attributable to accrued interest payments.

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

Additional information about these critical accounting policies may by found in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 12, 2004, as amended by our Form 10-K/A filed May 7, 2004, as restated by our form 10-K/A Amendment No. 2 filed March 28, 2005, and in our subsequently filed Quarterly Reports on Form 10-Q, in each case in Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading Critical Accounting Policies.

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

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2004. Based upon this evaluation, our CEO and the CFO concluded that, for the reasons described below, our disclosure controls and procedures were not effective as of September 30, 2004.

We have restated our previously issued consolidated financial statements for the year ended December 31, 2003, the four quarters of 2003, and the first three quarters of 2004. This restatement was primarily the result of the following material weaknesses:

1. We did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex transactions. Specifically, we did not have personnel who possess sufficient depth, skills and experience in accounting for and review of complex transactions in the financial reporting process to ensure that complex transactions were accounted for in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our financial statements for the third and fourth quarters of 2003 and the year ended December 31, 2003 and the first, second and third quarters of 2004.

2. We did not maintain effective controls over sales, use and excise tax liabilities. Specifically, our reconciliation and review procedures with respect to sales, use and excise tax liability that we collect and remit did not identify that certain customer fee revenue had been incorrectly recorded in the sales, use and excise tax general ledger account. This control deficiency resulted in the restatement of our revenues and sales, use and excise tax liability for each of the quarters in 2003, the year ended December 31, 2003 and the first, second and third quarters of 2004.

The restatements, described above, were for matters related to (a) the recognition in revenue in the four quarters 2003, the year ended December 31, 2003 and the first three quarters of 2004 of certain customer fees previously recorded in those periods as increases in current liabilities; (b) the calculation of outstanding diluted weighted average common and common equivalent shares since the third quarter 2003 to reflect the inclusion of assumed tax benefits in the proceeds used to repurchase shares in the application of the treasury stock method of accounting for outstanding options; (c) for the third and fourth quarters 2003 and the year ended December 31, 2003, a correction in the calculation of net operating losses utilized in 2003 and in the calculation of state deferred tax assets; and (d) the recording, beginning in the third quarter 2003 and for the year ended December 31, 2003, of a deferred tax asset associated with acquired net operating loss carryforwards. Refer to Notes 6 to the Consolidated Financial Statements for further information regarding this restatement, including the effect of the restatement for each of the four quarters of 2003, the year ended December 31, 2003 and the third quarter of 2004.

To address these material weaknesses, subsequent to September 30, 2004, we have taken the following actions:

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

The changes to internal control over financial reporting were implemented subsequent to the quarter ended September 30, 2004. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibits

10.1	Employment Agreement with David G. Zahka dated July 30, 2004 (filed herewith).* (1)

10.2          Employment Agreement with Warren Brasselle dated July 30, 2004 (filed herewith).* (1)

10.3          Employment Agreement with Jeffrey Earhart dated July 30, 2004 (filed herewith).* (1)

10.4         Employment Agreement with Aloysius T. Lawn, IV dated July 30, 2004 (filed herewith).* (1)

31.1        Rule 13a-14(a) Certifications of Edward B. Meyercord, III (filed herewith).

31.2         Rule 13a-14(a) Certifications of David G. Zahka (filed herewith).

32.1	Certification of Edward B. Meyercord, III Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

32.2	Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

* Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALK AMERICA HOLDINGS, INC.

Date: April 26, 2005	By: /s/ Edward B. Meyercord, III Edward B. Meyercord, III Chief Executive Officer