Form 10-Q
period 2005-03-31
TALK AMERICA HOLDINGS INC
filed 2005-05-09
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to _____

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

27,234,811 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of May 4, 2005.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Operations - Three Months Ended March 31, 2005 and 2004 (unaudited)	3

Consolidated Balance Sheets - March 31, 2005 and December 31, 2004 (unaudited)	4

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004 (unaudited)	5

Consolidated Statements of Stockholders’ Equity - Three Months Ended March 31,2005 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	23

(a) Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue	$119,835	$109,619

Costs and expenses:
Network and line costs (excluding depreciation and amortization shown below)	60,996	52,512
General and administrative expenses	18,120	16,870
Provision for doubtful accounts	5,588	3,421
Sales and marketing expenses	10,268	17,284
Depreciation and amortization	9,501	5,131
Total costs and expenses	104,473	95,218

Operating income	15,362	14,401
Other income (expense):
Interest income	308	101
Interest expense	(25)	(817)
Other expense, net	(20)	--
Income before provision for income taxes	15,625	13,685
Provision for income taxes	6,155	5,397

Net income	$9,470	$8,288

Income per share - Basic:
Net income per share	$0.35	$0.31

Weighted average common shares outstanding	27,086	26,674

Income per share - Diluted:
Net income per share	$0.34	$0.29

Weighted average common and common equivalent shares outstanding	27,813	28,130

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$57,183	$47,492
Accounts receivable, trade (net of allowance for uncollectible accounts of $16,840 and $17,508 at March 31, 2005 and December 31, 2004, respectively)	43,083	48,873
Deferred income taxes	27,782	34,815
Prepaid expenses and other current assets	6,236	6,888
Total current assets	134,284	138,068

Property and equipment, net	69,877	65,823
Goodwill	13,013	13,013
Intangible assets, net	1,266	1,966
Deferred income taxes	12,896	14,291
Capitalized software and other assets	8,873	8,567
	$240,209	$241,728

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,693	$43,439
Sales, use and excise taxes	9,588	11,179
Deferred revenue Legal settlements	14,272	15,321
Current portion of long-term debt and capitalized lease obligations	2,541	2,529
Accrued compensation	1,843	6,690
Other current liabilities	5,575	5,426
Total current liabilities	77,512	84,584

Long-term debt and capitalized lease obligations	1,076	1,717

Deferred income taxes	9,963	13,906

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 27,212,160 and 27,037,096 shares issued and outstanding at March 31, 2005 and December 31, 2005, respectively	285	284
Additional paid-in capital	357,075	356,409
Accumulated deficit	(200,702)	(210,172)
Treasury stock - at cost, 1,315,789 shares at March 31, 2005 and December 31, 2004	(5,000)	(5,000)
Total stockholders' equity	151,658	141,521
	$240,209	$241,728

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,470	$8,288
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	5,588	3,421
Depreciation and amortization	9,501	5,131
Non-cash compensation	--	9
Non-cash interest and amortization of accrued interest liabilities	--	(65)
Loss on sale and retirement of assets	20	--
Deferred income taxes	4,484	4,261
Changes in assets and liabilities:
Accounts receivable, trade	202	(5,760)
Prepaid expenses and other current assets	652	(514)
Other assets	9	(13)
Accounts payable	254	4,174
Sales, use and excise taxes	(1,591)	(719)
Deferred revenue	(1,049)	1,726
Accrued compensation	(4,847)	(6,983)
Other current liabilities	149	(1,084)
Net cash provided by operating activities	22,842	11,872

Cash flows from investing activities:
Capital expenditures	(12,221)	(1,220)
Capitalized software development costs	(1,010)	(811)
Proceeds from sale of property and equipment	42	--
Net cash used in investing activities	(13,189)	(2,031)

Cash flows from financing activities:
Payments of borrowings	--	(15,000)
Payments of capital lease obligations	(629)	(384)
Proceeds from exercise of options	667	50
Net cash provided by (used in) financing activities	38	(15,334)

Net increase (decrease) in cash and cash equivalents	9,691	(5,493)
Cash and cash equivalents, beginning of period	47,492	35,242
Cash and cash equivalents, end of period	$57,183	$29,749

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balances, December 31, 2004	28,353	$284	$356,409	$(210,172)	1,316	$(5,000)	$141,521

Net income	--	--	--	9,470	--	--	9,470
Income tax benefit related to exercise of common stock options	--	--	358	--	--	--	358
Exercise of common stock options	175	1	308	--	--	--	309
Balances, March 31, 2005	28,528	$285	$357,075	$(200,702)	1,316	$(5,000)	$151,658

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

The consolidated financial statements and related notes thereto as of March 31, 2005 and for the three months ended March 31, 2005 and March 31, 2004 are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results for the periods presented. The consolidated balance sheet information for December 31, 2004 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed March 16, 2005, as amended by our Form 10-K/A filed March 30, 2005 (as so amended, “our 2004 Form 10-K”). These interim financial statements should be read in conjunction with our 2004 Form 10-K. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(b) Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•
Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect the continued availability until March 11, 2006 and, thereafter, the cost of certain elements of the unbundled network element platform of the local exchange carriers network and the costs associated therewith and thereafter the cost of certain unbundled network element platform elements utilized with our network.

•	Dependence on the availability and functionality of the networks of the incumbent local exchange carriers as they relate to the unbundled network element platform.
•
Increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry, including, but not limited to, in the State of Michigan.

Negative developments in these areas could have a material adverse effect on our business, financial condition and results of operations.

(c) Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We are evaluating the implementation of FIN 47 and whether it will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.

On April 15, 2005, the Securities and Exchange Commission posted Final Rule Number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” which is effective as of April 21, 2005. Under the Commission’s amendment, we are required to file financial statements that comply with SFAS No. 123R in our Quarterly Report on Form 10-Q for the first quarter of the first fiscal year that begins after June 15, 2005, and we are permitted, but not required, to comply with SFAS No. 123R for periods before the required compliance date. The requirements will be effective for us beginning with the first quarter of fiscal 2006. We are currently assessing the timing and impact of adopting SFAS No. 123R.

NOTE 2. COMMITMENTS AND CONTINGENCIES

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services, as well as certain legal actions and regulatory matters arising in the ordinary course of business.

In December 2003, we entered into a new four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement, contain certain minimum usage commitments. Our contract with AT&T establishes pricing and provides for annual minimum commitments based upon usage as follows: 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. Another separate contract with a different vendor establishes pricing and provides for annual minimum payments for 2005 of $1.0 million. Despite the anticipated reduction in our local bundled customer base, we anticipate that we will not be required to make any shortfall payments under these contracts as a result of the restructuring of these obligations or the growth in network minutes as a result of acquisitions, but there can be no assurances that we will be successful in this restructuring or acquisition. To the extent that we are unable to meet these minimum commitments, our costs of purchasing the services under the agreement will correspondingly increase.

We have a contract with our invoice printing company that establishes pricing and provides for annual minimum payments as follows: 2005 - $1.2 million, 2006 - $1.2 million, 2007 - $1.2 million, and 2008 - $1.3 million. We also agreed to renew the maintenance agreement associated with a vendor financing agreement we entered into in May 2004 with a software supplier for an additional two years at a cost of $1.1 million, which is funded on the anniversary dates of the agreement.

NOTE 3. STOCK-BASED COMPENSATION

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

	Three Months Ended March 31,
	2005	2004
Net income as reported	$9,470	$8,288
Add: Stock-based employee compensation expense included in reported net income, net of tax effect	--	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax effect	(503)	(1,453)
Pro forma net income	$8,967	$6,840

	Three Months Ended March 31,
	2005	2004
Basic earnings per share:
As reported	$0.35	$0.31
Pro forma	$0.33	$0.26
Diluted earnings per share:
As reported	$0.34	$0.29
Pro forma	$0.33	$0.25

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

NOTE 4. PER SHARE DATA

Basic earnings per common share for a fiscal period is calculated by dividing net income by the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per common share is calculated by adjusting the weighted average number of common shares outstanding and the net income during the fiscal period for the assumed conversion of all potentially dilutive stock options, warrants and convertible bonds (and assuming that the proceeds hypothetically received from the exercise of dilutive stock options and warrants are used to repurchase our common stock at the average share price during the fiscal period). For the diluted earnings calculation, we also adjust the net income by the interest expense on the convertible bonds assumed to be converted. Income per share is computed as follows (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004

Net income used to compute basic earnings per share	$9,470	$8,288
Interest expense on convertible bonds, net of tax affect	--	(5)
Net income used to compute diluted earnings per share	$9,470	$8,283

Average shares of common stock outstanding used to compute basic earnings per share	27,086	26,674
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	727	1,456
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	27,813	28,130

Income per share - Basic:
Net income per share	$0.35	$0.31

Weighted average common shares outstanding	27,086	26,674

Income per share - Diluted:
Net income per share	$0.34	$0.29

Weighted average common and common equivalent shares outstanding	27,813	28,130

* The diluted share basis for the three months ended March 31, 2004 excludes nine shares associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended March 31, 2005 and 2004 excludes 3,234 and 2,889 shares, respectively, associated with the options and warrants due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our Consolidated Financial Statements included elsewhere in this Form 10-Q and in our 2004 Form 10-K and any subsequent filings.

Cautionary Note Concerning Forward-Looking Statements

      Certain of the statements contained herein may be considered "forward-looking statements" for purposes of the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our management’s current expectations or plans for our future operating and financial performance, based on our current expectations and assumptions currently believed to be valid. For these statements, we claim protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words or phrases, including, but not limited to, "believes," "estimates," "expects," "expected," "anticipates," "anticipated," "plans," "strategy," "target," "prospects," “forecast,” “guidance” and other words of similar meaning in connection with a discussion of future operating or financial performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. In addition to those factors discussed in this Form 10-Q, you should see our other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

OVERVIEW

We offer a bundle of local and long distance phone services to residential and small business customers in the United States. We have built a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local exchange companies, such as the Regional Bell Operating Companies, and have begun and plan to migrate customers to our own networking platform in Detroit and Grand Rapids, Michigan, and further increase our revenues and profitability from those customers by offering new products and services.

In December 2004, the FCC issued final rules that effectively eliminated the requirement that incumbent local exchange companies provide us wholesale services using the unbundled network element platform and established a 12-month transition plan for implementation. Beginning on March 11, 2005, we are no longer able to use the unbundled network element platform to provide service to new customers and 12 months after that date the limitation will extend to all customers. In addition, during this 12-month period, the wholesale rates that we are charged will increase by $1 per line per month. At the end of the 12-month period, we will need to service customers that are not on our own networking platform through a resale or other wholesale agreement, both of which will have significantly higher costs than servicing customers through the unbundled network platform. As a result of (a) significant changes to the FCC rules that previously required the incumbent local exchange companies to provide on a wholesale basis the unbundled network elements to us and (b) price increases established by various state public utility commissions, the rates that we are to be charged by the incumbent local exchange companies to provide our services increased significantly in 2004 and the first quarter of 2005 and will continue to increase over time. These cost increases have and will continue to lead us to increase our product pricing, which we believe inhibits our ability to add new customers and to retain existing customers. Therefore we have reduced our efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities (Detroit and Grand Rapids), which will significantly reduce our sales and marketing expenditures from past periods. In addition to the increases discussed above as a result of these regulatory actions, we plan to further increase our product pricing for our customers located in those areas where we do not currently have or plan to deploy network facilities. These cost increases will increase our revenue for such customers; however, it will likely adversely affect our ability to retain such customers on our service.

An integral element of our business strategy is to develop our own local networking capacity. Local networking would enhance our operating flexibility and provide us with an alternative to the wholesale operating platforms of the incumbent local exchange companies. Beginning in 2003, we deployed networking assets in Michigan and, as of March 31, 2005, we had approximately 28,000 bundled lines on our Michigan network. We are continuing the expansion of our network by colocating our networking equipment in the incumbent local exchange companies’ end offices to provide service over our own network to a larger existing customer base in Detroit and Grand Rapids, Michigan. As a result of the significant changes in the regulatory environment, we have accelerated our networking initiatives and by December 31, 2005 we expect to have approximately 175,000 bundled lines on our network in Michigan, although some of the regulatory changes could also impede this deployment (see “Liquidity and Capital Resources, Other Matters,” below). We have and continue to improve the automation of the business processes required to provide local network-based services. In addition, we are actively exploring next generation networking opportunities with a variety of vendors in order to decrease our cost of delivering service, reduce our reliance upon the incumbent local exchange companies and provide local telephone services through new, innovative methods of delivery.  However, we have not previously developed, deployed or operated a local network of our own or of this scale and there can be no assurance that we shall be able successfully to do so and thereafter profitably provide local telephone services through such a network. In addition, we are dependent upon a variety of vendors for the provision of equipment necessary for the construction, deployment and migration of customers to our local network, and failure of these vendors to deliver the equipment in a timely manner may result in delays in the deployment, and ultimately, the migration of customers to our network.

Our future business strategy is to also serve medium sized businesses, in addition to residential consumers and small businesses, in those areas where we plan to deploy network facilities. Expansion into this business market will increase our addressable market in such areas and will permit us to leverage our investment in our network facilities due to the complementary telecommunication traffic or usage patterns of these business customers and our residential and small business customers. We will consider and pursue the acquisition of customers or networking assets to enter the business market, complement existing networking plans or to supplement customer density where there is a potential for deployment of network facilities. We are currently targeting the fourth quarter of 2005 for our entry into the medium sized business market in Michigan.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Costs and expenses:
Network and line costs	50.9	47.9
General and administrative expenses	15.1	15.4
Provision for doubtful accounts	4.7	3.1
Sales and marketing expenses	8.6	15.8
Depreciation and amortization	8.0	4.7
Total costs and expenses	87.3	86.9
Operating income	12.7	13.1
Other income (expense):
Interest income	0.3	0.1
Interest expense	--	(0.7)
Income before income taxes	13.0	12.5
Provision for income taxes	5.1	4.9
Net income	7.9%	7.6%

The following table sets forth for certain items of our financial data for the period indicated the percentage increase or (decrease) in such item from the prior year comparable fiscal period:

Three Months Ended March 31, 2005

Revenue	9.3%
Costs and expenses:
Network and line costs	16.2
General and administrative expenses	7.4
Provision for doubtful accounts	63.3
Sales and marketing expenses	(40.6)
Depreciation and amortization	85.2
Total costs and expenses	9.7
Operating income	6.7
Other income (expense):	100.0
Interest income	205.0
Interest expense	(96.9)
Income before income taxes	14.2
Provision for income taxes	14.0
Net income	14.3%

Revenue. The increase in revenue for the first quarter 2005 from the first quarter 2004 was due to an increase in bundled revenue offset by a decline in long distance revenue. During 2004 and the first quarter 2005, we increased certain fees and rates related to our long distance and bundled products. Additional increases in fees and rates related to our long distance and bundled products continued and are expected to continue to adversely affect customer turnover.

Bundled revenue increased to $107.7 million for the first quarter 2005 from $92.0 million for the first quarter 2004 due primarily to higher average revenue per bundled line and higher average bundled lines in 2005 as compared to 2004. We ended the first quarter 2005 with 624,000 billed bundled lines, compared to 623,000 in the first quarter 2004. Approximately 49% of the bundled lines in March 2005 were in Michigan, compared to 54% in March 2004. We expect the actions we will take, as a result of the recent regulatory changes, to focus customer growth on areas where we have our own local network and increase prices on our services where we do not have or plan to deploy network facilities will cause the number of bundled lines and revenues to decline in the future and will significantly increase the percentage of our bundled lines in Michigan.

Our long distance revenue decreased in the first quarter 2005 to $12.1 million from $17.6 million in the first quarter 2004. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue.

Network and Line Costs. The increase in network and line costs in the first quarter 2005 from 2004 was primarily due to the increase in average bundled lines, partially offset by the decrease in long distance customers. Network and line costs as a percentage of revenue increased in the first quarter 2005 from 2004 due to inefficient utilization relating to the advanced build out of our Michigan network, migration costs and increased unbundled network element platform costs. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these increases will increase customer turnover. Network and line costs exclude depreciation and amortization of $5.6 million for the first quarter 2005 and $1.2 million for the first quarter 2004.

We accrue expenses for network costs that we believe we have incurred pursuant to our interconnection agreements with a particular supplier or tariffs but for which we have not yet been billed. This primarily occurs due to errors and omissions in billing on the part of our principal suppliers, the Regional Bell Operating Companies. Accrued expenses are eliminated upon the earlier of actual billing (including billing for charges appropriately recorded in prior periods but not invoiced, or “backbilling”) by the Regional Bell Operating Companies or the expiration of the time period for which we are liable for the charges. In addition, we accrue for network expense not yet billed in a jurisdiction if we believe there is a prospect that regulatory or other legal changes in the jurisdiction will retroactively increase the rates we have charged. In Georgia, an appeals court overturned a recent rate reduction by the state public utility commission and ordered the commission to re-calculate our rates. This issue is currently being considered by the state commission on remand from the court and we expect that the issue will be resolved during 2005. We believe that these rates will be in excess of those previously allowed and have accrued accordingly.

We seek to structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market these higher priced products (see "Liquidity and Capital Resources, Other Matters," below).

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

General and Administrative Expenses. General and administrative expenses increased in the first quarter 2005 from the first quarter 2004. The 2005 increase was attributable to the period-to-period increases in the number of employees to support our base of bundled customers and our deployment of our local facilities. General and administrative expense as a percentage of revenue decreased from the first quarter 2004 to the first quarter 2005 due to the efficiencies of a growing base of revenues relative to certain fixed operating expenses. We expect that as revenues decline in the future, as we anticipate, general and administrative expense as a percentage of revenues will increase.

Provision for Doubtful Accounts. The provision for doubtful accounts increased in the first quarter 2005 from the first quarter 2004. The increase was due to an increase in the average number of bundled customers and revenue as well as an increase in bad debt expense as a percentage of revenues. Bad debt has increased as a percentage of revenue across all states. In addition, we increased market share outside of Michigan from the first quarter of 2004 to the first quarter of 2005 into states where we have experienced generally higher levels of bad debt.

Sales and Marketing Expenses. Sales and marketing expense decreased in the first quarter 2005 from the first quarter 2004. The decreases are primarily attributable to the decrease of sales and marketing activity related to our bundled product, including decreased headcount and reduced direct mail and media expenses due to our reduced efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $1.8 million for the first quarter 2005 and $2.4 million for the first quarter 2004. We expect sales and marketing expenses to decrease further during 2005 as we focus our marketing efforts only on markets with potential for networking.

Interest Expense. The decrease in interest expense for the first quarter 2005 from the first quarter 2004 is primarily attributable to the decreases in, and the retirement in 2004 of the balance of, the outstanding debt balances.

Depreciation and Amortization. Depreciation and amortization increased in the first quarter 2005 from the first quarter 2004 primarily due to increased depreciation related to the reduction in the remaining useful lives of our long distance switches. We expect depreciation and amortization will remain at these levels for the balance of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. For the first quarters 2005 and 2004, our operating activities provided net cash flow of $22.8 million and $11.9 million, respectively. In the first quarter 2005, more than half of the net cash flow from operating activities was used to fund capital expenditures and capitalized software development costs. In the first quarter 2004, the net cash flow from operating activities was used primarily to reduce our outstanding debt obligations. As of March 31, 2005, we had $57.2 million in cash and cash equivalents and long-term debt and capital lease obligations (including current maturities) of $3.6 million, compared to $29.7 million and $33.1 million, respectively, at March 31, 2004.

  Net cash provided by (used in):

	First Quarter (in thousands)		Percent Change
	2005	2004	2005 vs. 2004
Operating activities	$22,842	$11,872	92.4%
Investing activities	(13,189)	(2,031)	549.4
Financing activities	38	(15,334)	100.2

Cash Provided By Operating Activities. Cash generated by operations increased by $11.0 million from the first quarter 2004 to the first quarter 2005. The increase was driven by higher cash flow before changes in working capital and lower investment in working capital. The increase in cash flow before changes in working capital was primarily driven by growth in revenues, increases in network and line costs and significant reductions in sales and marketing expense. As revenues are expected to decline in 2005, net accounts receivable are also expected to decline. As operating expenses are expected to decline in 2005, accounts payable should also be expected to decline. The application of NOL carryforwards has limited our current payment of income taxes to cash taxes for alternative minimum taxes and certain state income taxes. We expect that our NOLs will be substantially utilized during 2007.

Net Cash Used in Investing Activities. Capital expenditures increased by $11.0 million during the first quarter 2005 as compared to 2004 and capitalized software increased by $0.2 million. In the first quarter 2005, approximately $11.2 million of our $12.2 million in capital expenditures consisted of costs related to our deployment of networking assets (local switch and colocation equipment) in Michigan.

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

In the first quarter 2005, capitalized software development costs totaled $1.0 million. We expect software development costs in 2005 to be consistent with 2004 as we continue to develop the integrated information systems required to provide local switch-based service.

To the extent that we are successful in identifying and completing acquisitions of either customers, networking assets or businesses, net cash used in investing activities may increase.

Net Cash Used in Financing Activities. Net cash used in financing activities during the first quarter 2004 was $15.3 million, primarily attributable to the payment of outstanding debt in the first quarter 2004. On June 1, 2004, we announced that our Board of Directors had authorized a share buyback program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time, in the open market and/or private transactions. Through March 31, 2005, we had not purchased any shares under this program.

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

Other Matters

Our provision of telecommunications services is subject to government regulation.  To date, our local telecommunications services have been provided almost exclusively through the use of unbundled network elements purchased from incumbent local exchange companies that were made available to us pursuant to FCC rules. It has been primarily the availability of these unbundled network elements from the incumbent local exchange companies' facilities at substantially lower prices than those available for resale through total service resale agreements that has enabled us to price our local telecommunications services competitively.  As a result of the FCC’s final rules, since March 11, 2005, the unbundled network element platform is no longer available to us for adding new customers. Further, as of March 11, 2005 there is a $1 increase in the cost per line, per month for us to continue providing service to our existing customers that are on the unbundled network element platform. In addition, for both local loops and dedicated transport, the FCC adopted a twelve-month transition plan for competitive local exchange companies, such as us, to transition away from the use of DS1 and DS3 loops and dedicated transport where there is no impairment, as defined in the FCC’s final rules, and an eighteen-month transition plan to transition away from dark fiber. The transition plans apply only to the customer base as it exists on March 11, 2005, and do not permit competitive local exchange companies to add new dedicated transport unbundled network elements in the absence of impairment. The FCC’s final rules have been appealed by several parties and we cannot predict the likelihood of success of such appeal or what affect a successful appeal would have on our financial results.

As a result of the FCC’s final rules, we will be forced by March 11, 2006, to transition our customers from the unbundled network element platform to our own network facilities or to service our local customers through resale agreements or through elements purchased through commercial agreements that we may enter into with the incumbent local exchange companies. In 2003, we began deploying networking assets in Michigan and, as of March 31, 2005, we had approximately 28,000 bundled lines on our Michigan network. We are continuing the expansion of our network by colocating our networking equipment in the incumbent local exchange companies’ end offices to provide service over our own network to a larger existing customer base in geographic regions where we have a high density of customers. We are also considering other ways of expanding our network capacity and customer base, including by acquisition of capacity and customers from other companies, both directly and by acquisition of such companies. By December 31, 2005 we expect to have 175,000 bundled lines on our network in Michigan, and we are actively exploring network opportunities in areas outside of Michigan. However, should cost-based transport unbundled network elements become effectively unavailable to us, our plans to deploy our own network facilities could be substantially impeded, and we could be forced to use other means to effect this deployment, including the use of facilities purchased at higher special access rates or transport services purchased from other facilities-based competitive local telephone carriers.   In either event, our cost of service could rise dramatically and our plans for a service roll-out for use of our own network facilities could be delayed substantially or derailed entirely.  This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

Furthermore, we are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, billing, terms, and conditions of certain of our service offerings, our costs and other aspects of our operations, including our relations with other service providers. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations. There are several regulatory factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

•
As a result of significant changes to the FCC rules that required the incumbent local exchange companies, such as the Regional Bell Operating Companies that are our principal suppliers, to provide us the unbundled network elements of their operating platforms on a wholesale basis, the wholesale operating platforms of the incumbent local exchange companies is effectively not available to us for our new customers after March 11, 2005 or for all our customers after March 11, 2006. This determination and others by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, will require us either to provide services in these areas through other means, including total service resale agreements or commercial agreements with incumbent local exchange companies, purchase of special access services or network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act, in all cases at significantly increased costs, or to provide services over our own switching facilities, if we are able to deploy them. As a consequence of these changes, our acquisition of customers from other companies who provide service using the unbundled network elements platform must be consummated in a manner whereby the transfer of the acquired customer is directly provisioned to our own network facilities, which, due to the limitations on the number of phone lines the incumbent local exchange company is required to “hot cut” over to our network per day, may limit or minimize the potential advantages of any such acquisition. However, we have not recently made any such acquisitions of customers, networking assets or businesses and there can be no assurances that we will be able to do so successfully.

•
Adverse changes to the current pricing methodology, TELRIC, mandated by the FCC for use in establishing the prices charged to us by incumbent local exchange companies for the use of their unbundled network elements for so long as we are permitted to continue to use them, and for the use of transport and other services in connection with our local network. The FCC’s 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable incumbent local exchange companies to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local exchange companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. The TELRIC methodology still governs our pricing for loops purchased from the incumbent local exchange companies in connection with our local network. We cannot predict if the FCC will order new TELRIC pricing or if Congress will amend the 1996 Act, affecting such pricing or availability. These changes could result in material increases in prices charged to us for unbundled network elements, including those used in our own local network; and

•	Determinations by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.

Critical Accounting Policies

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We are evaluating the implementation of FIN 47 and whether it will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.   We are currently assessing the implications of the transition methods allowed and have not determined whether the adoption of FAS 123(R) will result in amounts similar to current pro-forma disclosures under FAS 123. We expect the adoption to have an adverse impact on future consolidated statements of operations

On April 15, 2005, the Securities and Exchange Commission posted Final Rule Number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” which is effective as of April 21, 2005. Under the Commission’s amendment, we are required to file financial statements that comply with SFAS No. 123R in our Quarterly Report on Form 10-Q for the first quarter of the first fiscal year that begins after June 15, 2005, and we are permitted, but not required, to comply with SFAS No. 123R for periods before the required compliance date. The requirements will be effective for us beginning with the first quarter of fiscal 2006. We are currently assessing the timing and impact of adopting SFAS No. 123R.

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

        We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2005. Based upon this evaluation, and due to the material weaknesses in our internal control over financial reporting discussed below and as reported in our 2004 Form 10-K, our CEO and the CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

        In light of the material weaknesses described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change in Internal Control over Financial Reporting - We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As of December 31, 2004, our assessment of the effectiveness of our internal control over financial reporting identified the following material weaknesses in our internal control over financial reporting:

1. We did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex transactions. Specifically, we did not have personnel who possess sufficient depth, skills and experience in the accounting for and review of complex transactions in the financial reporting process to ensure that complex transactions were accounted for in accordance with generally accepted accounting principles.

2. We did not maintain effective controls over sales, use and excise tax liabilities. Specifically, our reconciliation and review procedures with respect to sales, use and excise tax liability that we collect and remit did not identify that certain customer fee revenue had been incorrectly recorded in the sales, use and excise tax general ledger account.

         These material weaknesses resulted in the restatement of our previously issued consolidated financial statements for each of the quarters of 2003, the year ended December 31, 2003, and the first, second and third quarters of 2004 and certain adjustments to the fourth quarter 2004 financial statements as discussed in greater detail in our 2004 Form 10-K.

           Additionally, these control deficiencies could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

            To address these material weaknesses, during the first quarter of 2005 we took the following remedial actions:

1.
We engaged outside contractors with technical and accounting related expertise to assist in the preparation of the income tax provision and related work papers. We also implemented controls to assure accurate data is provided to, and that we review and agree with the conclusions of, outside contractors.

2.
Outside contractors with technical accounting capabilities have been and will be retained to the extent an issue is sufficiently complex and outside the technical accounting capabilities of our personnel. During the quarter there were no complex issues that required our retention of outside contractors with technical accounting capabilities. We have established processes to identify issues that would require such retention of outside contractors.

3.
We have redesigned the account reconciliation process for sales, use and excise tax liabilities. Our Controller performed an in depth review of the account reconciliation and our Chief Accounting Officer confirmed the review process was completed. The reconciliation and review was performed for the quarter. Our objective is to complete this process on a regular basis each quarter.

       We believe that, once fully implemented, these remediation actions will correct the material weaknesses discussed above, provided, management has not yet completed its assessment of the operational effectiveness of the new controls.

        Except as discussed above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act.

PART II - OTHER INFORMATION

Item 5. Other Information.

Effective as of May 9, 2005, we entered into a three-year employment agreement with Thomas Walsh. Under the contract, Mr. Walsh is entitled to a minimum annual base salary of $200,000 and certain other perquisites made generally available to our senior executive officers.

Item 6.   Exhibits.

(a)   Exhibits

10.1	Employment Agreement between Talk America Holdings, Inc. and Thomas M. Walsh, dated as of May 9, 2005. *

31.1	Rule 13a-14(a) Certifications of Edward B. Meyercord, III (filed herewith).

31.2	Rule 13a-14(a) Certifications of David G. Zahka (filed herewith).

32.1	Certification of Edward B. Meyercord, III Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

32.2	Certification of David G. Zahka Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith).

* Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALK AMERICA HOLDINGS, INC.

Date: May 9, 2005	By: /s/ Edward B. Meyercord, III Edward B. Meyercord, III Chief Executive Officer
Date: May 9, 2005	By: /s/ David G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)