Form 10-Q
period 2005-06-30
TALK AMERICA HOLDINGS INC
filed 2005-08-09
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to _____

Commission file number 000 - 26728

Talk America Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	23-2827736 (I.R.S. Employer Identification No.)

6805 Route 202, New Hope, Pennsylvania (Address of principal executive offices)	18938 (Zip Code)

(215) 862-1500
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

29,847,145 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of August 5, 2005.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations - Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	2

Consolidated Balance Sheets - June 30, 2005 and December 31, 2004 (unaudited)	3

Consolidated Statements of Stockholders' Equity - Six Months Ended June 30, 2005 (unaudited)	4

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures About Market Risk	11 19

Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	22

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$107,669	$115,213	$227,504	$224,832

Costs and expenses:
Network and line costs, excluding depreciation and amortization (see below)	55,681	55,586	116,677	109,806
General and administrative expenses	18,330	15,891	36,450	31,053
Provision for doubtful accounts	4,806	4,905	10,394	8,326
Sales and marketing expenses	3,773	19,204	14,041	36,488
Depreciation and amortization	9,615	5,322	19,116	10,453
Total costs and expenses	92,205	100,908	196,678	196,126

Operating income	15,464	14,305	30,826	28,706
Other income (expense):
Interest income	366	42	674	143
Interest expense	(25)	(442)	(50)	(1,259)
Other expense, net	(336)	--	(356)	--
Income before provision for income taxes	15,469	13,905	31,094	27,590
Provision for income taxes	6,101	5,483	12,256	10,880

Net income	$9,368	$8,422	$18,838	$16,710

Income per share - Basic:
Net income per share	$0.34	$0.31	$0.69	$0.63

Weighted average common shares outstanding	27,474	26,746	27,283	26,710

Income per share - Diluted:
Net income per share	$0.33	$0.30	$0.67	$0.59

Weighted average common and common equivalent shares outstanding	28,218	28,039	28,021	28,090

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$69,467	$47,492
Accounts receivable, trade (net of allowance for uncollectible accounts of $15,309 and $17,508 at June 30, 2005 and December 31, 2004, respectively)	38,317	48,873
Deferred income taxes	23,228	34,815
Prepaid expenses and other current assets	7,330	6,888
Total current assets	138,342	138,068

Property and equipment, net	78,199	65,823
Goodwill	13,013	13,013
Intangibles, net	565	1,966
Deferred income taxes	12,234	14,291
Capitalized software and other assets	8,808	8,567
	$251,161	$241,728

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,580	$38,843
Sales, use and excise taxes	7,543	11,179
Deferred revenue	13,382	15,321
Current portion of long-term debt	2,552	2,529
Accrued compensation	4,764	6,690
Other current liabilities	11,068	10,022
Total current liabilities	77,889	84,584

Long-term debt	993	1,717

Deferred income taxes	8,331	13,906

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 27,843,150 and 27,037,096 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	292	284
Additional paid-in capital	359,990	356,409
Accumulated deficit	(191,334)	(210,172)
Treasury stock - $.01 par value, 1,315,789 shares at June 30, 2005 and December 31, 2004 , respectively	(5,000)	(5,000)
Total stockholders' equity	163,948	141,521
	$251,161	$241,728

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2004	28,353	$284	$356,409	$(210,172)	1,316	$(5,000)	$141,521

Net income				18,838			18,838
Income tax benefit related to exercise of common stock options			1,946				1,946
Exercise of common stock options	806	8	1,635				1,643
Balance, June 30, 2005	29,159	$292	$359,990	$(191,334)	1,316	$(5,000)	$163,948

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$18,838	$16,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	10,394	8,326
Depreciation and amortization	19,115	10,453
Loss on sale, retirement and write-down of assets	349	--
Non-cash interest and amortization of accrued interest liabilities	--	(130)
Deferred income taxes	10,015	9,534
Non-cash compensation	--	9
Changes in assets and liabilities:
Accounts receivable, trade	162	(16,114)
Prepaid expenses and other current assets	(442)	(1,488)
Other assets	(47)	(24)
Accounts payable and accrued expenses	(8,929)	5,888
Sales, use and excise taxes	(3,636)	(255)
Deferred revenue	(1,939)	3,643
Accrued compensation	(1,926)	(5,009)
Other current liabilities	1,046	(748)
Net cash provided by operating activities	43,000	30,795

Cash flows from investing activities:
Proceeds from sale of fixed assets	42	--
Capital expenditures	(19,986)	(3,339)
Capitalized software development costs	(2,023)	(1,787)
Net cash used in investing activities	(21,967)	(5,126)

Cash flows from financing activities:
Payments of borrowings	--	(30,362)
Payments of capital lease obligations	(701)	(672)
Proceeds from exercise of options	1,643	550
Net cash provided by (used in) financing activities	942	(30,484)

Net change in cash and cash equivalents	21,975	(4,815)
Cash and cash equivalents, beginning of period	47,492	35,242
Cash and cash equivalents, end of period	$69,467	$30,427

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

The consolidated financial statements and related notes thereto as of June 30, 2005 and for the three and six months ended June 30, 2005 and June 30, 2004 are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results for the periods presented. The consolidated balance sheet information for December 31, 2004 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed March 16, 2005, as amended by our Form 10-K/A filed March 30, 2005 (as so amended, “our 2004 Form 10-K”). These interim financial statements should be read in conjunction with our 2004 Form 10-K. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(b) Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•
Changes in or adverse judicial or administrative interpretations and rulings or legislative action relating to government policy, regulation, pricing and enforcement including, but not limited to: (i) changes that affect the continued availability of the unbundled network element platform for existing customers until March 11, 2006, (ii) thereafter, the cost of certain elements of the unbundled network element platform of the local exchange carriers network, and (iii) thereafter the cost of certain unbundled network element platform elements utilized with our network.

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

(c) Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.   FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.   We are currently assessing the implications of the transition methods allowed and have not determined whether the adoption of FAS 123(R) will result in amounts similar to current pro forma disclosures under FAS 123. We expect the adoption to have an adverse impact on future consolidated statements of operations.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

We are party to a number of legal actions, purported class actions and proceedings arising from our provision, marketing and billing of telecommunications services, as well as certain other legal actions and regulatory matters arising in the ordinary course of business

In December 2003, we entered into a new four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement, contain certain minimum usage commitments. Our AT&T agreement establishes pricing and provides for annual minimum revenue commitments based upon usage as follows: 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. Another separate contract with a different vendor establishes pricing and provides for annual minimum payments for 2005 of $1.0 million. Despite the anticipated reduction in our local bundled customer base, we anticipate that we will not be required to make any shortfall payments under these contracts for the 2005 commitment period. However, with respect to the 2006 and 2007 commitment periods, we will need to restructure these obligations or experience significant growth in network minutes as a result of acquisitions or entering into wholesale arrangements to avoid payments pursuant to the minimum commitments. To the extent that we do not experience such significant growth or enter into such wholesale arrangements as will enable us to meet these minimum usage commitments, and we are unable successfully to restructure these obligations, we will be required to make these shortfall payments and our costs of purchasing the services under these agreements will increase.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$9,368	$8,422	$18,838	$16,710
Add: Stock-based employee compensation expense included in reported net income	--	--	--	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	563	1,439	1,066	2,875
Pro forma net income	$8,805	$6,983	$17,772	$13,840

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
As reported	$0.34	$0.31	$0.69	$0.63
Pro forma	$0.32	$0.25	$0.65	$0.50
Diluted earnings per share:
As reported	$0.33	$0.30	$0.67	$0.59
Pro forma	$0.32	$0.25	$0.65	$0.50

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income used to compute basic earnings per share	$9,368	$8,422	$18,838	$16,710
Interest expense on convertible bonds, net of tax affect	--	(5)	--	(11)
Net income used to compute diluted earnings per share	$9,368	$8,417	$18,838	$16,699

Average shares of common stock outstanding used to compute basic earnings per share	27,474	26,746	27,283	26,710
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	744	1,293	738	1,380
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	28,218	28,039	28,021	28,090

Income per share - Basic:
Net income per share	$0.34	$0.31	$0.69	$0.63

Weighted average common shares outstanding	27,474	26,746	27,283	26,710

Income per share - Diluted:
Net income per share	$0.33	$0.30	$0.67	$0.59

Weighted average common and common equivalent shares outstanding	28,218	28,039	28,021	28,090

* The diluted share basis for the three and six months ended June 30, 2004 exclude 9 shares associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended June 30, 2005 and 2004 excludes 2,647 and 2,951 shares, respectively, and for the six months ended June 30, 2005 and 2004 excludes 2,863 and 2,928 shares, respectively, associated with the options and warrants due to their antidilutive effect.

NOTE 5. SUBSEQUENT EVENT

On May 23, 2005, we entered into an Agreement and Plan of Merger (the “Acquisition Agreement”) with LDMI Telecommunications, Inc., providing for our acquisition of LDMI. LDMI was privately held and is a facilities-based competitive local exchange carrier serving business and residential customers primarily in Michigan and Ohio. Under the terms of the Acquisition Agreement, LDMI became a wholly owned subsidiary on July 13, 2005, and, in exchange for all of the stock of LDMI, we paid $24 million in cash and issued 1.8 million shares of our common stock.

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

OVERVIEW

We offer a bundle of local and long distance phone services to residential and small business customers in the United States. We have built a large, profitable base of bundled phone service customers using the wholesale operating platforms of the Regional Bell Operating Companies, and have begun and plan to migrate customers to our own networking platform in Detroit and Grand Rapids, Michigan, and to further increase our revenues and profitability from those customers by offering new products and services.

In December 2004, the FCC issued final rules that effectively eliminated the requirement that incumbent local exchange companies, such as the Regional Bell Operating Companies, provide us wholesale services using the unbundled network element platform and established a 12-month transition plan for implementation. Beginning on March 11, 2005, we are no longer able to use the unbundled network element platform to provide service to new customers and 12 months after that date the limitation will extend to all customers. In addition, during this 12-month period, the wholesale rates that we are charged will increase by $1 per line per month. At the end of the 12-month period, we will need to service customers that are not on our own networking platform through a resale or other wholesale agreement, both of which will have significantly higher costs than servicing customers through the unbundled network platform. To date, we have not entered into any wholesale or commercial agreements with the Regional Bell Operating Companies or any other third party, nor can there be any assurance that any such agreements will be entered into.

 As a result of (a) significant changes to the FCC rules that previously required the incumbent local exchange companies to provide on a wholesale basis the unbundled network elements to us and (b) price increases established by various state public utility commissions, the rates that we are to be charged by the incumbent local exchange companies to provide our services increased significantly in 2004 and 2005 and will continue to increase over time. These cost increases have and will continue to lead us to increase our product pricing, which we believe inhibits our ability to add new customers and to retain existing customers. Therefore we have reduced our efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities (Detroit and Grand Rapids), which has significantly reduced our sales and marketing expenditures from past periods. In addition to the increases discussed above as a result of these regulatory actions, we plan to further increase our product pricing for our customers located in those areas where we do not currently have or plan to deploy network facilities. While these price increases may increase our current revenues from such customers, it will adversely affect our ability to retain such customers on our service and negatively affect our revenues over time.

An integral element of our business strategy is to develop our own local networking capacity. Local networking enhances our operating flexibility and provides us with an alternative to the wholesale operating platforms of the incumbent local exchange companies. Beginning in 2003, we deployed networking assets in Michigan and, as of June 30, 2005, we had approximately 80,000 bundled lines on our Michigan network. We are continuing the expansion of our network by colocating our networking equipment in the incumbent local exchange companies’ end offices to provide service over our own network to a larger existing customer base in Detroit and Grand Rapids, Michigan as well as Chicago, Illinois and Atlanta, Georgia.

As a result of the significant changes in the regulatory environment, we have accelerated our networking initiatives and by December 31, 2005 we expect to have approximately 255,000 voice line equivalents on our network (including LDMI lines), although some of the regulatory changes could also impede this deployment (see “Liquidity and Capital Resources, Other Matters,” below). We have and continue to improve the automation of the business processes required to provide local network-based services. In addition, we are actively exploring next generation networking opportunities with a variety of vendors in order to decrease our cost of delivering service, reduce our reliance upon the incumbent local exchange companies and provide local telephone services through new, innovative methods of delivery.  We will be utilizing next generation networking equipment for the build-out of our network in Grand Rapids and certain other areas in Michigan, as well as in the Atlanta and Chicago markets. However, we have not previously developed, deployed or operated a local network of our own or of this scale and there can be no assurance that we shall be able successfully to do so and thereafter profitably provide local telephone services through such a network. In addition, we are dependent upon a variety of vendors for the provision of equipment necessary for the construction, deployment and migration of customers to our local network, and failure of these vendors to deliver the equipment in a timely manner may result in delays in the deployment, and ultimately, the migration of customers to our network.

Our future business strategy is to also serve medium-sized businesses, in addition to residential consumers and small businesses, in those areas where we plan to deploy network facilities. Expansion into this business market will increase our addressable market in such areas and will permit us to leverage our investment in our network facilities due to the complementary telecommunication traffic or usage patterns of these business customers and our residential customers. On May 23, 2005, we announced the planned acquisition of LDMI Telecommunications, Inc, a privately held, facilities-based competitive local exchange carrier serving business and residential customers primarily in Michigan and Ohio. This acquisition was completed on July 13, 2005 and should significantly accelerate our entry into the business market.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	51.7	48.2	51.3	48.8
General and administrative expenses	17.0	13.8	16.0	13.8
Provision for doubtful accounts	4.5	4.3	4.6	3.7
Sales and marketing expenses	3.5	16.7	6.2	16.2
Depreciation and amortization	8.9	4.6	8.4	4.6
Total costs and expenses	85.6	87.6	86.5	87.2
Operating income	14.4	12.4	13.5	12.8
Other income (expense):
Interest income	0.3	--	0.4	0.1
Interest expense	--	(0.3)	--	(0.6)
Other, net	(0.3)	--	(0.2)	--
Income before income taxes	14.4	12.1	13.7	12.3
Provision for income taxes	5.7	4.8	5.4	4.8
Net income	8.7%	7.3%	8.3%	7.5%

The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the prior year comparable fiscal period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	(6.5)%	22.7%	1.2%	23.5%
Costs and expenses:
Network and line costs	0.2	28.5	6.3	26.0
General and administrative expenses	15.3	26.6	17.4	22.1
Provision for doubtful accounts	(2.0)	69.4	24.8	62.7
Sales and marketing expenses	(80.4)	65.1	(61.5)	73.8
Depreciation and amortization	80.7	21.5	82.9	20.3
Total costs and expenses	(8.6)	35.1	0.3	33.1
Operating income	8.1	(25.4)	7.4	(17.3)
Other income (expense):
Interest income	771.4	(77.4)	371.3	(51.5)
Interest expense	(94.3)	(78.2)	(96.0)	(72.1)
Other, net	100.0	(100.0)	100.0	(100.0)
Income before income taxes	11.2	(21.3)	12.7	(16.3)
Provision for income taxes	11.3	(20.4)	12.6	(15.4)
Net income	11.2%	(21.8)%	12.7%	(16.9)%

SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004

Revenue. The decrease in revenue for the second quarter 2005 from the second quarter 2004 was due to the decrease in both bundled revenue and long distance revenue. During 2004 and 2005, we increased certain fees and rates related to our long distance and bundled products and such changes in rates will adversely impact customer turnover.

The decrease in bundled revenue to $96.5 million for the second quarter 2005 from $99.4 million for the second quarter 2004 was due to lower average bundled lines in 2005 as compared to 2004, partially offset by higher average monthly revenue per customer. We ended the second quarter 2005 with 534,000 billed bundled lines, compared to 672,000 at the end of the second quarter 2004. Approximately 53% of the bundled lines at the end of the second quarter 2005 were in Michigan, compared to 50% at the end of the second quarter 2004, reflecting our decision to reduce our efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities. A significant increase in the costs we pay for network services from the incumbent local telephone carriers has caused us to dramatically limit the marketing of new customers in markets where we do not currently have network facilities and we expect the decline in bundled revenues to continue in the future. We expect that this decline in revenues will be offset, in part, by the acquisition of LDMI on July 13, 2005.

Our long distance revenue decreased for the second quarter 2005 to $11.2 million from $15.8 million for the second quarter 2004. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue.

Network and Line Costs. Network and line costs as a percentage of revenue increased in the second quarter 2005 from 2004 due to inefficient network utilization relating to the advance build out of our Michigan network, line migration costs and increased unbundled network element platform costs. These cost increases more than offset the impact of fewer average bundled lines and long distance customers on network and line costs and resulted in an increase in network and line costs for the second quarter 2005 from the second quarter 2004. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these increases will increase customer turnover. Network and line costs exclude depreciation and amortization of $5.3 million for the second quarter 2005 and $1.3 million for the second quarter 2004.

We accrue expenses for network costs that we believe we have incurred pursuant to our interconnection agreements with a particular supplier or tariffs but for which we have not yet been billed. This primarily occurs due to errors and omissions in billing on the part of our principal suppliers, the Regional Bell Operating Companies. Accrued expenses are eliminated upon the earlier of actual billing (including billing for charges appropriately recorded in prior periods but not invoiced, or “backbilling”) by the Regional Bell Operating Companies or the expiration of the time period for which we are liable for the charges. In addition, we accrue for network expense not yet billed in a jurisdiction if we believe there is a prospect that regulatory or other legal changes in the jurisdiction will retroactively increase the rates we have charged. In Georgia, an appeals court overturned a rate reduction by the state public utility commission and ordered the commission to re-calculate the rates charged to us. This issue is currently being considered by the state commission on remand from the court. We believe that the rates charged to us will be in excess of those previously allowed by the commission and have accrued accordingly.

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

We expect the actions we will take, as a result of the recent regulatory changes, to focus customer growth in areas where we have our own local network, currently Michigan, and increase prices on our services, will cause the number of bundled lines to decline in the future and reduce network and line costs, although the amount of the reduction may be offset in part by the increased costs we may be required to pay. In addition, we expect that these declines in bundled lines and network and line costs will be offset, in part, by customers obtained through the acquisition of LDMI on July 13, 2005. Changes in the pricing of our service plans could also cause network and line costs as a percentage of revenue to change in the future. See our discussion under "Liquidity and Capital Resources, Other Matters," below.

General and Administrative Expenses. General and administrative expenses increased in the second quarter 2005 from the second quarter 2004. This increase was attributable to an increase in the number of information technology and network employees needed to support our local networking initiatives, partially offset by a reduction in the number of employees that support our base of bundled customers. In addition, accruals for incentive compensation in the second quarter 2005 increased from the second quarter 2004. General and administrative expense as a percentage of revenue increased from the second quarter 2004 to the second quarter 2005 due to the inefficiencies of a declining base of revenues relative to certain fixed operating expenses as well as the overall increase in general and administrative expenses. We expect that as revenues decline in the future, general and administrative expense as a percentage of revenues will increase.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased in the second quarter 2005 from the second quarter 2004. The decrease was primarily due to a decrease in the average number of bundled customers.

Sales and Marketing Expenses. Sales and marketing expense decreased significantly in the second quarter 2005 from the second quarter 2004. The decreases are attributable to the decrease of sales and marketing activity related to our bundled product, including decreased headcount and reduced direct mail and media expenses due to our reduced efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $0.4 million for the second quarter 2005 and $2.7 million for the second quarter 2004. We expect sales and marketing expenses to increase during the second half of 2005 as we expand our marketing efforts commensurate with the growth of our networking footprint.

Depreciation and Amortization. Depreciation and amortization increased in the second quarter 2005 from the second quarter 2004 primarily due to increased depreciation related to the reduction in the remaining useful lives of our long distance switches. We expect depreciation and amortization will remain at these levels for the balance of 2005.

YEAR TO DATE 2005 COMPARED TO YEAR TO DATE 2004

Revenue. The increase in revenue for the year to date 2005 from the year to date 2004 was due to the increase in bundled revenue offset by a decline in long distance revenue. During 2005, we increased certain fees and rates related to our long distance and bundled products and such changes in rates will adversely impact customer turnover.

The increase in bundled revenue to $204.2 million for the year to date 2005 from $191.4 million for the year to date 2004 was due to higher average monthly revenue per customer in 2005 as compared to 2004, partially offset by lower average bundled lines.

Our long distance revenue decreased for the year to date 2005 to $23.3 million from $33.4 million for the year to date 2004. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue.

Network and Line Costs. Network and line costs as a percentage of revenue increased for the year to date 2005 from the year to date 2004 due to inefficient network utilization relating to the advance build out of our Michigan network, line migration costs and increased unbundled network element platform costs. These cost increases more than offset the impact of fewer average bundled lines and long distance customers on network and line costs and resulted in an increase in network and line costs for the year to date 2005 from the year to date 2004. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these increases will increase customer turnover.

During the year to date 2005, we recorded liabilities for network and line costs related to retroactive cost increases pending the resolution of a rate proceeding in the state of Georgia and other matters. The increase in these liabilities was partially offset by a reduction in accruals for network and line costs due to the expiration of the period during which we could be backbilled for certain charges.

General and Administrative Expenses. General and administrative expenses increased for the year to date 2005 from the year to date 2004 primarily due to an increase in the number of information technology and network employees to support our local networking initiatives, partially offset by a reduction in the number of employees to support our base of bundled customers. We expect that as revenues decline in the future, general and administrative expense as a percentage of revenues will increase.

Provision for Doubtful Accounts. The provision for doubtful accounts increased for the year to date 2005 from the year to date 2004. The increase was due to an increase in the average number of bundled customers and revenue as well as an increase in bad debt expense as a percentage of revenues.

Sales and Marketing Expenses. The significant decrease in sales and marketing expenses for the year to date 2005 from the year to date 2004 is attributable to the decrease of sales and marketing activity related to our bundled product, including decreased headcount and reduced direct mail and media expenses due to our reduced efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $2.2 million for the year to date 2005 and $5.1 million for the year to date 2004. We expect sales and marketing expenses to increase during the second half of 2005 as we expand our marketing efforts commensurate with the growth of our networking footprint.

Depreciation and Amortization. The increase in depreciation and amortization for the year to date 2005 from the year to date 2004 is primarily attributable to increased depreciation related to the reduction in the remaining useful lives of our long distance switches. We expect depreciation and amortization will remain at these levels for the balance of 2005.

Interest Expense. The decrease in interest expense for the year to date 2005 from the year to date 2004 is primarily attributable to the decrease in outstanding debt balances.

LIQUIDITY AND CAPITAL RESOURCES

    Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. For the years to date 2005 and 2004, our operating activities provided net cash flow of $43.0 million and $30.8 million, respectively. In the year to date 2005, approximately half of the net cash flow from operating activities was used to fund capital expenditures and capitalized software development costs. In the year to date 2004, the net cash flow from operating activities was used primarily to reduce our outstanding debt obligations. As of June 30, 2005, we had $69.5 million in cash and cash equivalents and long-term debt and capital lease obligations (including current maturities) of $3.5 million, compared to $47.5 million and $4.2 million, respectively, at December 31, 2004.

  Net cash provided by (used in):

	Year to Date (in thousands)		Percent Change
	2005	2004	2005 vs. 2004
Operating activities	$43,000	$30,795	39.6%
Investing activities	$(21,967)	$(5,126)	328.5%
Financing activities	$942	$(30,484)	(103.1%)

Cash Provided By Operating Activities. Cash generated by operations increased by $12.2 million from the year to date 2004 to the year to date 2005. The increase was driven by higher cash flow before changes in working capital and lower investment in working capital. The increase in cash flow before changes in working capital was primarily driven by higher revenues, increases in network and line costs and significant reductions in sales and marketing expense. As revenues are expected to decline in 2005, accounts receivable are also expected to decline. As operating expenses are expected to decline in 2005, accounts payable should also be expected to decline. The application of NOL carryforwards has limited our current payment of income taxes to cash taxes for alternative minimum taxes and certain state income taxes. We expect that our NOLs will be substantially utilized during 2007.

Net Cash Used in Investing Activities. Capital expenditures increased by $16.6 million during the year to date 2005 as compared to 2004 and capitalized software increased by $0.2 million. In the year to date 2005, approximately $17.7 million of our $20.0 million in capital expenditures consisted of costs related to our deployment of networking assets (local switch and colocation equipment) in Michigan.

    We expect to spend between $53 and $58 million in capital expenditures and capitalized software in 2005, primarily for the build out of the Michigan networking facilities, as well as the build-out of portions of Chicago and Atlanta. These capital expenditures include capital expenditures of LDMI from July 13, 2005. We have not previously developed and deployed a local network of our own or of this scale and there can be no assurance that we will not encounter unanticipated costs in acquiring the assets necessary for such networking capability and its operation or in deploying the new network. In addition, to the extent we identify other markets to deploy networking facilities, our capital expenditures will increase accordingly.

    In the year to date 2005, capitalized software development costs totaled $2.0 million as compared with $1.8 million for the year to date 2004. We expect software development costs in 2005 to increase from 2004 as we continue to develop the integrated information systems required to provide local switch-based service.

    The acquisition of LDMI on July 13, 2005, required the payment of $24 million in cash and the issuance of 1.8 million shares of our common stock for the purchase of all of the equity of LDMI and the repayment of $4.7 million in debt. To the extent that we are successful in identifying and completing additional acquisitions of either customers, networking assets or businesses, net cash used in investing activities may increase.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities during the year to date 2005 was $0.9 million, primarily attributable to proceeds from the exercise of stock options. Net cash used in financing activities during the year to date 2004 was $30.5 million, primarily attributable to the repayment of outstanding debt. On June 1, 2004, we announced that our Board of Directors had authorized a share buyback program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time, in the open market and/or private transactions. Through June 30, 2005, we had not purchased any shares under this program.

    In recent years we have been meeting our ongoing cash requirements (including for the conduct of our operations, acquisitions and capital expenditures) from our cash-on-hand and from cash generated from operations. However, our continued growth may require that we seek alternative sources of funding. While we believe that we would have access to new capital in the public or private markets, there can be no assurance as to the timing, amounts, terms or conditions of any such new capital or whether it could be obtained on terms acceptable to us. Based on our current projections for operations, we believe that our cash-on-hand and our cash flow from operations will be sufficient to fund our currently contemplated capital expenditures, our debt service obligations and the expenses of conducting our operations for at least the next twelve months. However, there can be no assurance that we will be able to realize our projected cash flows from operations, which is subject to the risks and uncertainties discussed in this report, or that we will not be required to consider capital expenditures in excess of those currently contemplated, as discussed in this report.

OTHER MATTERS

 Our provision of telecommunications services is subject to government regulation.  Before 2005, our local telecommunications services were provided almost exclusively through the use of unbundled network elements purchased from incumbent local exchange companies, or ILECs, that were made available to us pursuant to FCC rules. It has been primarily the availability of cost-based rates for these unbundled network elements that has enabled us to price our local telecommunications services competitively.

In December 2004, the Federal Communications Commission, or FCC, issued final rules that effectively eliminated the requirement that incumbent local exchange companies provide us wholesale services using the unbundled network element platform and established a 12-month transition plan for implementation:

•
Beginning on March 11, 2005, we are no longer able to use the unbundled network element platforms of the ILECs to provide service to new customers, but may continue to do so for our then existing customers. As a result, we are unable to add new customers in any area where we do not have our own local network, which currently limits us to adding new customers in portions of the State of Michigan.

•
During the 12-month period beginning on March 11, 2005, the wholesale rates that we are charged for the unbundled network elements purchased from the ILECs was increased by $1 per line per month. Beginning on March 11, 2006, we will no longer be able to use the unbundled network element platforms of the ILECs to provide service to any of our customers, including pre-existing customers. As a result, we will need to service customers that are not on our own networking platform through resale or other wholesale agreements, which will have significantly higher costs than servicing customers using the unbundled network element platforms of the ILECs at cost-based rates.

In December 2004, the FCC also adopted new rules affecting our access to the local loops facilities and the dedicated transport facilities that we purchase from the ILECs and that are necessary for the operation of our own network facilities. The FCC adopted a twelve-month transition plan for competitive local exchange companies, such as we are, to transition away from the use of DS1 and DS3 loops and dedicated transport where there is no impairment, as defined in the FCC’s final rules, and an eighteen-month transition plan to transition away from dark fiber. The transition plans apply only to the customer base as it existed on March 11, 2005, and do not permit competitive local exchange companies, including us, to add new dedicated transport unbundled network elements in the absence of impairment.

The determination of whether a particular network element is either impaired or unimpaired in a particular market, as defined in the FCC’s final rules, has a significant effect on markets where we already have networking facilities and on our plans for entering a new market. It is difficult to predict which geographic areas will become unimpaired for network elements because the ILECs are using non-public information to determine the thresholds for availability; while we may challenge the ILECs’ threshold assumptions, we may not be successful in such challenges. If a market is determined to be unimpaired, we may be unable to cost-effectively offer service in that market.

The unavailability to us of cost-based transport unbundled network elements could substantially impair our plans to deploy our own network facilities and we could be forced to use other means to effect this deployment, including the use of facilities purchased at higher special access rates or transport services purchased from other facilities-based competitive local exchange companies. In either event, our cost of service could rise dramatically and our plans for a service roll-out using our own network facilities could be delayed substantially or derailed entirely. This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

Furthermore, we also plan on utilizing enhanced extended links, or EELs, which are a combination of dedicated interoffice transport and high capacity loops, to provide T-1 level services to medium-sized businesses. While the FCC did not explicitly restrict the availability of EELs, the ILECs have taken the position that EELs are not available in any geographic area where DS1 transport is not available. Currently, neither the FCC nor any state public utility commission has ruled on EEL restrictions, but a negative determination on this could negatively affect our entry into new markets, network rollout and results of operations.

       We are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, billing, terms, and conditions of certain of our service offerings, our costs and other aspects of our operations, including our relations with other service providers. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations. There are several regulatory factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

•
As a result of significant changes to the FCC rules that required the incumbent local exchange companies, such as the Regional Bell Operating Companies that are our principal suppliers, to provide us the unbundled network elements of their operating platforms on a wholesale basis, the wholesale operating platforms of the incumbent local exchange companies is effectively not available to us for our new customers after March 11, 2005 or for all our customers after March 11, 2006. This determination and others by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, will require us either to provide services in these areas through other means, including total service resale agreements or commercial agreements with incumbent local exchange companies, purchase of special access services or network elements from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act, in all cases at significantly increased costs, or to provide services over our own switching facilities, if we are able to deploy them. As a consequence of these changes, our acquisition of customers from other companies who provide service using the unbundled network elements platform must be consummated in a manner whereby the transfer of the acquired customer is directly provisioned to our own network facilities, which, due to the limitations on the number of phone lines the incumbent local exchange company is required to “hot cut” over to our network per day, may limit or minimize the potential advantages of any such acquisition.

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

CRITICAL ACCOUNTING POLICIES

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

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

    We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2005. Based upon this evaluation, and due to the material weaknesses in our internal control over financial reporting discussed below and as reported in our 2004 Form 10-K, our CEO and the CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

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

To address these material weaknesses, during the first and second quarters of 2005 we took the following remedial actions:

1.
We engaged outside contractors with technical and accounting related expertise to assist in the preparation of the income tax provision and related work papers. We also implemented controls to assure accurate data is provided to, and that we review and agree with the conclusions of, outside contractors.

2.
Outside contractors with technical accounting capabilities have been and will be retained to the extent an issue is sufficiently complex and outside the technical accounting capabilities of our personnel. During the two quarters ending June 30, 2005, there were no complex issues that required our retention of outside contractors with technical accounting capabilities. We have established processes to identify issues that would require such retention of outside contractors.

3.
We have redesigned the account reconciliation process for sales, use and excise tax liabilities. Our Controller performed an in depth review of the account reconciliation and our Chief Accounting Officer confirmed the review process was completed. The reconciliation and review was performed for each of the first and second quarters. Our objective is to complete this process on a regular basis each quarter.

We believe that, once fully implemented, these remediation actions will correct the material weaknesses discussed above, provided that management has not yet completed its assessment of the operational effectiveness of the new controls.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

             (a)  Our Annual Meeting of Stockholders was held on July 25, 2005.  Three proposals were voted upon at the meeting: (1) the election of two directors, (2) the ratification of the appointment of PricewaterhouseCoopers LLP as the independent certified public accountants for 2005, and (3) the ratification and approval of the 2005 Incentive Plan.

       (b) The votes in respect of the directors were as follows:

       For the election of Mark Fowler as director, there were 23,300,222 votes cast for, 0 votes cast against and 2,300,784 abstentions and broker non-votes.

       For the election of Robert Korzeniewski as director, there were 23,585,662 votes cast for, 0 votes cast against and 2,015,344 abstentions and broker non-votes.

       The terms of office of the following directors continued after the meeting: Gabriel Battista, Edward B. Meyercord, III and Ronald Thoma.

       (c) The votes in respect of the other matters voted upon at the meeting were as follows:

       For the ratification of PricewaterhouseCoopers LLP as independent auditors, there were 25,447,485 votes cast for, 145,704 votes cast against and 7,817 abstentions and broker non-votes.

       For the ratification and approval of the 2005 Incentive Plan, there were 8,759,262 votes cast for, 7,550,731 votes cast against and 23,588 abstentions and broker non-votes.

Item 6. Exhibits

2.1
Agreement and Plan of Merger dated as of May 23, 2005, among LDMI Telecommunications, Inc., Talk America Holdings, Inc. and Lion Acquisition Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2005).

2.2
Escrow Agreement dated as of July 13, 2005, among LDMI Telecommunications, Inc., Talk America Holdings, Inc., the Representatives named therein and U.S. Bank National Association, as Escrow Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 13, 2005).

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

TALK AMERICA HOLDINGS, INC.

Date: August 8, 2005	By: /s/ Edward B. Meyercord, III Edward B. Meyercord, III Chief Executive Officer
Date: August 8, 2005	By: /s/ David G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)