Form 10-Q
period 2005-09-30
TALK AMERICA HOLDINGS INC
filed 2005-11-09
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes X No___

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                              Yes__No_X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

30,300,871 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of November 7, 2005.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	1

Consolidated Balance Sheets - September 30, 2005 and December 31, 2004 (unaudited)	2

Consolidated Statements of Stockholders' Equity - Nine Months Ended September 30, 2005 (unaudited)	3

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures About Market Risk	12 33

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION	37

Item 6. Exhibits	37

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$120,645	$120,929	$348,149	$345,761

Costs and expenses:
Network and line costs, excluding depreciation and amortization (see below)	64,413	58,260	181,090	164,500
General and administrative expenses	23,496	17,925	59,946	52,544
Provision for doubtful accounts	4,515	5,728	14,909	14,054
Sales and marketing expenses	7,294	19,318	21,335	55,806
Depreciation and amortization	11,618	5,442	30,734	15,895
Total costs and expenses	111,336	106,673	308,014	302,799

Operating income	9,309	14,256	40,135	42,962
Other income (expense):
Interest income	199	61	873	204
Interest expense	(114)	561	(164)	(698)
Other expense, net	(5)	--	(361)	--
Income before provision for income taxes	9,389	14,878	40,483	42,468
Provision for income taxes	4,172	5,867	16,428	16,747

Net income	$5,217	$9,011	$24,055	$25,721

Income per share - Basic:
Net income per share	$0.18	$0.33	$0.86	$0.96

Weighted average common shares outstanding	29,808	26,974	28,122	26,799

Income per share - Diluted:
Net income per share	$0.17	$0.32	$0.84	$0.92

Weighted average common and common equivalent shares outstanding	30,357	27,737	28,796	27,854

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$42,318	$47,492
Accounts receivable, trade (net of allowance for uncollectible accounts of $14,835 and $17,508 at September 30, 2005 and December 31, 2004, respectively)	45,240	48,873
Deferred income taxes	20,207	34,815
Prepaid expenses and other current assets	8,010	6,888
Total current assets	115,775	138,068

Property and equipment, net	95,234	65,823
Goodwill	39,492	13,013
Intangibles, net	4,997	1,966
Deferred income taxes	21,893	14,291
Capitalized software and other assets	9,234	8,567
Total assets	$286,625	$241,728

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,535	$38,843
Sales, use and excise taxes	7,142	11,179
Deferred revenue	15,294	15,321
Current portion of long-term debt	4,207	2,529
Accrued compensation	8,321	6,690
Other current liabilities	11,691	10,022
Total current liabilities	89,190	84,584

Long-term debt	1,714	1,717

Deferred income taxes	4,589	13,906

Other liabilities	1,650	--

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 30,299,778 and 27,037,096 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	316	284
Additional paid-in capital	380,283	356,409
Accumulated deficit	(186,117)	(210,172)
Treasury stock - $.01 par value, 1,315,789 shares at September 30, 2005 and December 31, 2004 , respectively	(5,000)	(5,000)
Total stockholders' equity	189,482	141,521
Total liabilities and stockholders’ equity	$286,625	$241,728

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2004	28,353	$284	$356,409	$(210,172)	1,316	$(5,000)	$141,521

Net income				24,055			24,055
Income tax benefit related to exercise of common stock options			3,256				3,256
Exercise of common stock options and warrants	1,463	14	4,674				4,688
Common stock issued in connection with the acquisition of LDMI	1,800	18	15,944				15,962
Balance, September 30, 2005	31,616	$316	$380,283	$(186,117)	1,316	$(5,000)	$189,482

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$24,055	$25,721
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	14,909	14,054
Depreciation and amortization	30,734	15,895
Deferred income taxes	13,341	14,257
Other non-cash charges and (credits)	359	(947)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, trade	726	(22,609)
Prepaid expenses and other current assets	1,745	(1,979)
Other assets	80	(17)
Accounts payable and accrued expenses	(19,835)	7,238
Sales, use and excise taxes	(4,553)	(977)
Deferred revenue	(3,156)	4,715
Accrued compensation	(1,563)	(5,217)
Other liabilities	(162)	(653)
Net cash provided by operating activities	56,680	49,481

Cash flows from investing activities:
Proceeds from sale of fixed assets	63	--
Acquisition of LDMI, net of cash acquired (See note 5)	(26,850)	--
Capital expenditures	(35,220)	(8,053)
Capitalized software development costs	(2,946)	(2,673)
Net cash used in investing activities	(64,953)	(10,726)

Cash flows from financing activities:
Payments of borrowings	--	(44,258)
Payments of capital lease obligations	(1,586)	(949)
Proceeds from exercise of options and warrants	4,685	564
Net cash provided by (used in) financing activities	3,099	(44,643)

Net change in cash and cash equivalents	(5,174)	(5,888)
Cash and cash equivalents, beginning of period	47,492	35,242
Cash and cash equivalents, end of period	42,318	29,354

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

The consolidated financial statements and related notes thereto as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 30, 2004 are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results for the periods presented. The consolidated balance sheet information for December 31, 2004 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed March 16, 2005, as amended by our Form 10-K/A filed March 30, 2005 (as so amended, “our 2004 Form 10-K”). These interim financial statements should be read in conjunction with our 2004 Form 10-K. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(b) Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:
  We have not previously developed, deployed or operated a local network of our own or of this scale and there can be no assurance that we shall be able to successfully do so and thereafter profitably provide local telephone services through such a network. In addition, we are dependent upon a variety of vendors for the provision of equipment necessary for the construction, deployment and migration of customers to our local network, and failure of these vendors to deliver the equipment in a timely manner may result in delays in the deployment, and ultimately, the migration of customers to our network.
  The non-completion of the recently announced acquisition of Network Telephone and the inability to integrate effectively and as anticipated the business of either LDMI or NTC (upon the completion of the acquisition).
  Changes in or adverse judicial or administrative interpretations and rulings or legislative action relating to governmental policy, regulation, pricing and enforcement including, but not limited to: (i) changes that affect the continued availability of the unbundled network element platform for existing customers until March 11, 2006, (ii) thereafter, the cost of certain elements of the unbundled network element platform of the local exchange carriers network, and (iii) thereafter the cost of certain unbundled network element platform elements utilized with our network.
  Dependence on the availability and functionality of the networks of the incumbent local exchange carriers as they relate to the unbundled network element platform.
  Increased competition in voice and data services, including, but not limited to, in the state of Michigan.
Negative developments in these areas could have a material adverse effect on our business, financial condition and results of operations.

(c) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.   We are currently assessing the implications of the transition methods allowed and have not determined whether the adoption of FAS 123R will result in amounts similar to current pro forma disclosures under FAS 123. We expect the adoption to have an adverse impact on future consolidated statements of operations.

On April 15, 2005, the Securities and Exchange Commission posted Final Rule Number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” which is effective as of April 21, 2005. Under the Commission’s amendment, we are required to file financial statements that comply with SFAS No. 123R in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2006.

NOTE 2. COMMITMENTS AND CONTINGENCIES

We are party to a number of legal actions, purported class actions and proceedings arising from our provision, marketing and billing of telecommunications services, as well as certain other legal actions and regulatory matters arising in the ordinary course of business.

Since our inception, we have purchased various telecommunication services from AT&T pursuant to contract tariffs and master carrier agreements. In December 2003, we entered into a new four-year master carrier agreement with AT&T, which restructured certain of the terms and conditions of our prior master carrier agreements with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement, contain certain minimum usage commitments. Our AT&T agreement establishes pricing and provides for annual minimum revenue commitments based upon usage as follows: 2005 - $32 million, 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. Another separate contract with a different vendor establishes pricing and provides for annual minimum payments for 2005 of $1.0 million. Despite the anticipated reduction in our local bundled customer base, we anticipate that we will not be required to make any shortfall payments under these contracts for the 2005 commitment period. However, with respect to the 2006 and 2007 commitment periods, we will need to restructure these obligations or experience significant growth in network minutes as a result of acquisitions or entering into wholesale arrangements to avoid payments pursuant to the minimum commitments. We continue to actively monitor this matter; however, to the extent that we do not experience such significant growth or enter into such wholesale arrangements as will enable us to meet these minimum usage commitments, and we are unable successfully to restructure these obligations, we will be required to make these shortfall payments and our costs of purchasing the services under these agreements will increase.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$5,217	$9,011	$24,055	$25,721
Add: Stock-based employee compensation expense included in reported net income	3	--	3	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	1,019	1,424	2,085	4,299
Pro forma net income	4,201	$7,587	$21,973	$21,427

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
As reported	$0.18	$0.33	$0.86	$0.96
Pro forma	$0.14	$0.28	$0.78	$0.80
Diluted earnings per share:
As reported	$0.17	$0.32	$0.84	$0.92
Pro forma	$0.14	$0.28	$0.76	$0.78

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income used to compute basic and fully diluted earnings per share	$5,217	$9,011	$24,055	$25,721

Average shares of common stock outstanding used to compute basic earnings per share	29,808	26,974	28,122	26,799
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) and conversion of convertible bonds *	549	763	674	1,055
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	30,357	27,737	28,796	27,854

Income per share - Basic:
Net income per share	$0.18	$0.33	$0.86	$0.96

Weighted average common shares outstanding	29,808	26,974	28,122	26,799

Income per share - Diluted:
Net income per share	$0.17	$0.32	$0.84	$0.92

Weighted average common and common equivalent shares outstanding	30,357	27,737	28,796	27,854

* The diluted share basis for the three and nine months ended September 30, 2004 excludes 9 shares associated with certain convertible bonds due to their antidilutive effect. The diluted share basis for the three months ended September 30, 2005 and 2004 excludes 2,572 and 3,400 shares, respectively, and for the nine months ended September 30, 2005 and 2004 excludes 2,556 and 2,933 shares, respectively, associated with the options and warrants due to their antidilutive effect.

NOTE 5. ACQUISITION OF LDMI TELECOMMUNICATIONS, INC.

On May 23, 2005, we entered into an Agreement and Plan of Merger (the “LDMI Acquisition Agreement”) with LDMI Telecommunications, Inc., providing for our acquisition of LDMI. LDMI was privately held and is a facilities-based competitive local exchange carrier serving business and residential customers primarily in Michigan and Ohio. Under the terms of the LDMI Acquisition Agreement, LDMI became a wholly owned subsidiary on July 13, 2005, and, in exchange for all of the stock of LDMI, we paid $24.0 million in cash and issued 1.8 million shares of our common stock. The acquisition of LDMI significantly accelerated our entry into the medium-sized business market with its established sales force and product portfolio. Results of LDMI are included beginning on July 14, 2005. The aggregate purchase price was $42.8 million, including the 1.8 million shares of our common stock with a market value of $16.0 million, $0.8 million payment of transaction costs and the repayment of LDMI debt.

The following unaudited pro forma information presents a summary of the consolidated results of our operations as if the LDMI acquisition had occurred on January 1, 2004:

Thousands of dollars, except per share data	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$124,531	$151,497	$352,010	$437,493
Net Income	$4,951	$8,314	$23,349	$22,620

Earnings per share:
Basic	$0.16	$0.29	$0.79	$0.79
Diluted	$0.16	$0.28	$0.78	$0.76
Weighted Average Shares:
Basic	30,062	28,774	29,401	28,599
Diluted	30,612	29,537	30,075	29,654

The pro forma consolidated results of operations include adjustments to give effect to amortization of intangibles, depreciation of equipment, interest expense and income, income taxes, transaction fees and shares of common stock issued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have occurred had the acquisition had been made at the beginning of the periods presented or the future results of the combined operations.

The purchase price allocations used in the preparation of these financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed. Any changes to the fair value of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the fair value of the assets acquired and liabilities assumed and a corresponding adjustment to goodwill. We do not expect the finalization of these matters to have a material effect on the allocation. The excess of the purchase price paid over the fair value of net assets acquired was allocated to goodwill.

NOTE 6. SUBSEQUENT EVENT.

On October 18, 2005, we entered into an Agreement and Plan of Merger (the “NTC Acquisition Agreement”) with Network Telephone Corporation, providing for our acquisition of NTC. NTC is a privately held, facilities-based competitive local exchange carrier serving business customers primarily in the southeast United States. Under the terms of the NTC Acquisition Agreement, at closing, NTC will become a wholly owned subsidiary and we will, in exchange for all of the stock of NTC, pay cash of $23 million less certain expenses and transaction fees. The NTC Acquisition Agreement and the NTC transaction have been approved by both the board of directors and the stockholders of NTC and the closing is subject, among other conditions, to the receipt of certain regulatory approvals, which both companies expect to receive. We expect the transaction will close in January 2006.

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

OVERVIEW

We are a leading competitive communications services provider offering local and long distance phone services, data services and internet services to residential and small- and medium-sized business customers. We are focused on markets where we have deployed or will deploy our own networking assets, currently Michigan, Ohio and Georgia. In addition, we have built a large, profitable base of bundled phone service customers using the wholesale operating platforms of the Regional Bell Operating Companies, and are migrating a portion of those customers to our own networking platform.

On July 13, 2005, we completed the acquisition of LDMI Telecommunications, Inc. ("LDMI"), a privately held, facilities-based competitive local exchange carrier serving business and residential customers primarily in Michigan and Ohio. In exchange for all of the stock of LDMI, we paid $24 million in cash and issued 1.8 million shares of common stock. The acquisition of LDMI significantly accelerated our entry into the medium-sized business market with their established sales force and product portfolio. Results of LDMI are included beginning on July 14, 2005. In addition, on October 19, 2005, we announced the planned acquisition of Network Telephone Corporation ("NTC"), a privately held, facilities based competitive local exchange carrier serving business customers primarily in eight states in the Southeast U.S. region, or BellSouth territory. This acquisition is subject to regulatory approvals, which we expect to receive. We expect that the transaction will close in January 2006. In order to be successful, we must be able to successfully integrate the operations of LDMI and, upon consummation of the acquisition of NTC, those of NTC. The integration efforts could divert management's attention from daily operations of the combined companies.

With the acquisition of LDMI and the inclusion of LDMI in our results, we will report in this and in future reports period end voice and data line equivalents. Voice line equivalents include individual telephone lines plus an equivalent line calculation for networked T-1s based on the T-1's circuit bandwidth. Data line equivalents include individual dial-up srvices and DSL, T-1 and other data services based on their circuit bandwidth.

In February 2005, the Federal Communications Commission (FCC) issued final rules that effectively eliminated the requirement that incumbent local exchange companies, such as the Regional Bell Operating Companies, allow us to purchase the unbunled network elements that comprise the unbundled network element platform, or UNE-P, at Total Element Long Run Incremental Costs (TELRIC) rates, and established a 12-month transition plan for implementation. Beginning on March 11, 2005, we are no longer able to purchase the unbundled network element platform at TELRIC rates (or TELRIC rates plus $1 per line per month) to provide service to new customers and beginning March 11, 2006, the limitation will extend to all customers. During the 12-month transition period, the platform rates that we are charged to serve embedded customers have been increased by $1 per line per month. Although the FCC's decision to eliminate TELRIC-based access to the network element platform currently is on appeal before the D.C. Circuit, it is likely that at the end of the 12-month transition period, we will need to service customers that are not on our own networking platform through  resale of the ILECs' retail services or through a negotiated wholesale agreement, either of which likely will result in significantly higher costs to us than servicing customers through the unbundled network platform.

 On October 3, 2005, we signed a commercial agreement with the incumbent local exchange carrier subsidiaries of SBC Communications Inc., our largest network supplier. The terms of the agreement enable us to continue offering high quality telecommunications services to our customers who were served on SBC’s unbundled network element platform. These customers will experience a seamless transition to the platform provided under the commercial agreement. This new agreement enables us to serve customers, such as multi-location business customers, that are outside our local network footprint and gives us flexibility to continue to move customers onto our own local network. Entering into this agreement now removes uncertainty regarding the cost of providing services to our off-net customers in SBC territory after March 11, 2006. While we are presently in discussions with BellSouth and Verizon regarding wholesale or commercial agreements, to date, we have not entered into any with them, nor can there be any assurance that any such agreements will be entered into.

As a result of (a) significant changes to the FCC rules that previously required the incumbent local exchange companies to provide us access to the unbundled network platform at TELRIC rates, and (b) increases in TELRIC rates for network elements adopted by various state public utility commissions, the rates that we are charged by the incumbent local exchange companies to provide our services increased significantly in 2004 and 2005 and will continue to increase over time. These cost increases have and will continue to lead us to increase our product pricing, which we believe inhibits our ability to add new customers and to retain existing customers. Therefore, we have reduced our efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities, which has significantly reduced our sales and marketing expenditures from past periods. In addition to the increases discussed above as a result of these regulatory actions, we plan to further increase our product pricing for our customers located in those areas where we do not currently have or plan to deploy network facilities. While these price increases may increase our current revenues from such customers, it will adversely affect our ability to retain such customers on our service and negatively affect our revenues over time.

An integral element of our business strategy is to develop our own local networking capacity. Local networking enhances our operating flexibility and provides us with an alternative to the wholesale operating platforms of the incumbent local exchange companies. Beginning in 2003, we deployed networking assets in Michigan and, as of September 30, 2005, we had approximately 192,000 voice line equivalents on our network. We are continuing the expansion of our network by colocating our networking equipment in the incumbent local exchange companies’ end offices to provide service over our own network to a larger existing customer base in Detroit and Grand Rapids, Michigan as well as Atlanta, Georgia. We expect to have between 275,000 and 285,000 voice line equivalents on our network by December 31, 2005. We have, and continue to improve, the automation of the business processes required to provide local network-based services.  We are utilizing next generation networking equipment for the build-out of our network in Grand Rapids and certain other areas in Michigan, as well as in the Atlanta market. However, we have not previously developed, deployed or operated a local network of our own or of this scale and there can be no assurance that we shall be able successfully to do so and thereafter profitably provide local telephone services through such a network. In addition, we are dependent upon a variety of vendors for the provision of equipment necessary for the construction, deployment and migration of customers to our local network, and failure of these vendors to deliver the equipment in a timely manner may result in delays in the deployment, and ultimately, the migration of customers to our network.

Our business strategy is to serve small and medium-sized businesses, in addition to residential consumers in those areas where we plan to deploy network facilities. Expansion into this business market will increase our addressable market in such areas and will permit us to leverage our investment in our network facilities due to the complementary telecommunication traffic or usage patterns of these business customers and our residential customers. We continue to explore acquisitions that will expand our marketing footprint.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	53.4	48.2	52.0	47.6
General and administrative expenses	19.5	14.8	17.2	15.2
Provision for doubtful accounts	3.7	4.7	4.3	4.1
Sales and marketing expenses	6.0	16.0	6.1	16.2
Depreciation and amortization	9.7	4.5	8.9	4.6
Total costs and expenses	92.3	88.2	88.5	87.7
Operating income	7.7	11.8	11.5	12.3
Other income (expense):
Interest income	0.2	0.1	0.2	0.1
Interest expense	(0.1)	0.5	--	(0.2)
Other, net	--	--	(0.1)	--
Income before income taxes	7.8	12.4	11.6	12.2
Provision for income taxes	3.5	4.9	4.7	4.8
Net income	4.3%	7.5%	6.9%	7.4%

    The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the prior year comparable fiscal period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	(0.2)%	20.7%	0.7%	22.5%
Costs and expenses:
Network and line costs	10.6	26.6	10.1	23.5
General and administrative expenses	31.1	25.9	14.1	32.5
Provision for doubtful accounts	(21.2)	66.3	6.1	64.2
Sales and marketing expenses	(62.2)	36.6	(61.8)	58.8
Depreciation and amortization	158.7	22.3	138.6	21.0
Total costs and expenses	4.4	29.6	1.7	31.8
Operating income	(34.7)	(20.2)	(6.6)	(18.3)
Other income (expense):
Interest income	226.2	45.2	327.9	(39.5)
Interest expense	(120.3)	(136.0)	(76.5)	(88.5)
Other, net	100.0	(100.0)	100.0	(100.0)
Income before income taxes	(36.9)	(9.0)	(4.7)	(13.9)
Provision for income taxes	(28.9)	115.5	(1.9)	167.3
Net income	(42.1)%	(83.3)%	(16.1)%	(65.3)%

THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004

Revenue. Revenue for the third quarter 2005 was unchanged from the third quarter 2004 as the acquisition of LDMI in the third quarter 2005 and the inclusion of its results offset the decline in our revenues from our existing customer base. During 2004 and 2005, we increased certain fees and rates related to our long distance and bundled products and such changes in rates have adversely impacted customer turnover. Total revenues are expected to decline in the fourth quarter as our base of customers declines.

The decrease in revenue from customers that are not served by our own networking facilities, or off-net, to $79.9 million for the third quarter 2005 from $105.0 million for the third quarter 2004 was due to fewer average lines in 2005 as compared to 2004, partially offset by an increase in average monthly revenue per customer and the acquisition of LDMI. Our off-net lines have declined during this period as we migrate off-net lines to our own network and, in areas where we are not building network, as customers leave our service for that of other carriers, offset by the acquisition of LDMI. As of September 30, 2005, our off-net lines had decreased to 388,000 from 673,000 as of Septmber 30, 2004.  A significant increase in the costs we pay for network services from the incumbent local telephone carriers has caused us to dramatically limit the marketing of new customers in markets where we do not currently have network facilities and, as a result of this, together with continued migrations to our network, we expect the decline in off-net revenues to continue in the future.

The increase in revenue from customers that are served by our own networking facilities, or on-net, to $23.9 million for the third quarter 2005 from $0.6 million for the third quarter 2004 was due to greater average lines in 2005 as compared to 2004 and the acquisition of LDMI. Our on-net voice and data equivalent lines have increased during this period due to the acquisition of LDMI and as we migrate lines to our own network and continue to sell new customers. As of September 30, 2005, our voice equivalent lines on-net had increased to 192,000 from 10,000 as of September 30, 2004 and our data line equivalents increased to 65,000 from 11,000 during the same period.

Long distance only and other revenue increased for the third quarter 2005 to $16.9 million from $15.4 million for the third quarter 2004. The acquisition of LDMI more than offset a decline in revenues from our existing long distance base. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect long distance customers and revenues to decline in the future.

Network and Line Costs. Network and line costs as a percentage of revenue increased in the third quarter 2005 from 2004 due to inefficient network utilization relating to the advanced build out of our Michigan network facilities and the under utilization of our Ohio network facilities, line migration costs and increased unbundled network element platform costs. These cost increases more than offset the impact that fewer average bundled lines and long distance customers had on network and line costs and, together with the acquisition of LDMI, resulted in an increase in network and line costs for the third quarter 2005 from the third quarter 2004. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these increases will increase customer turnover. Network and line costs exclude depreciation and amortization of $6.3 million for the third quarter 2005 and $1.2 million for the third quarter 2004.

We accrue expenses for network costs that we believe we have incurred pursuant to our interconnection or commercial agreements with a particular supplier or tariffs but for which we have not yet been billed. This primarily occurs due to errors and omissions in billing on the part of our principal suppliers, the Regional Bell Operating Companies. Accrued expenses are eliminated upon the earlier of actual billing (including billing for charges appropriately recorded in prior periods but not invoiced, or “backbilling”) by the Regional Bell Operating Companies or the expiration of the time period for which we are liable for the charges. In addition, we accrue for network expense not yet billed in a jurisdiction if we believe there is a prospect that regulatory or other legal changes in the jurisdiction will retroactively increase the rates we have charged. In Georgia, an appeals court overturned a rate reduction by the state public utility commission and ordered the commission to recalculate the rates charged to us. This issue is currently being considered by the state commission on remand from the court. We believe that the rates charged to us will be in excess of those previously allowed by the commission and have accrued accordingly.

We seek to structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market these higher priced products (see "Liquidity and Capital Resources - Other Matters," below).

We expect the actions we will take, as a result of the recent regulatory changes, to focus customer growth in areas where we have our own local network, currently Michigan, Ohio and Georgia and increase prices on our services, will cause the number of off-net lines to decline in the future and reduce network and line costs, although the amount of the reduction may be offset in part by the increased costs we may be required to pay. Changes in the pricing of our service plans could also cause network and line costs as a percentage of revenue to change in the future. See our discussion under "Other Matters," below.

General and Administrative Expenses. General and administrative expenses increased in the third quarter 2005 from the third quarter 2004. This increase was primarily attributable to the LDMI acquisition and to an increase in the number of information technology and network employees needed to support our local networking initiatives, partially offset by a reduction in the number of employees that support our base of off-net customers. As a result, general and administrative expense as a percentage of revenue increased from the third quarter 2004 to the third quarter 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased in the third quarter 2005 from the third quarter 2004. The decrease was primarily due to a decrease in the average number of customers and a decrease in bad debt expense as a percentage of revenues.

Sales and Marketing Expenses. Sales and marketing expenses decreased significantly in the third quarter 2005 from the third quarter 2004. The decreases are attributable to the decrease of sales and marketing activity related to our bundled product, including decreased headcount and reduced direct mail and media expenses due to our reduced efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $0.6 million for the third quarter 2005 and $2.9 million for the third quarter 2004. We expect sales and marketing expenses to increase through the remainder of 2005 as we expand our marketing efforts commensurate with the growth of our networking footprint.

Depreciation and Amortization. Depreciation and amortization increased in the third quarter 2005 from the third quarter 2004 primarily due to increased depreciation related to the reduction in the remaining useful lives of our long distance switches and depreciation and amortization related to the LDMI acquisition. We expect depreciation and amortization will remain at these levels for the balance of 2005.

YEAR TO DATE 2005 COMPARED TO YEAR TO DATE 2004

Revenue. Revenue for the year to date 2005 increased slightly from the year to date 2004 as the acquisition of LDMI in the third quarter 2005 more than offset the decline in our revenues from our existing customer base. During 2004 and 2005, we increased certain fees and rates related to our long distance and bundled products and such changes in rates will adversely impact customer turnover.

The decrease in off-net revenue to $272.9 million for the year to date 2005 from $296.3 million for the year to date 2004 was due to fewer average lines in 2005 as compared to 2004, partially offset by an increase in average monthly revenue per customer and the acquisition of LDMI. Our off-net lines have declined during this period as we migrate off-net lines to our own network and, in areas where we are not building network, customers leave our service for that of other carriers.

The increase in on-net revenue to $35.0 million for the year to date 2005 from $0.6 million for the year to date 2004 was due to greater average lines in 2005 as compared to 2004 and the acquisition of LDMI. Our on-net voice and data equivalent lines have increased during this period as we migrate lines to our own network and continue to sell new customers.

Long distance only and other revenue decreased for the year to date 2005 to $40.2 million from $48.8 million for the year to date 2004 due to the continued decline in long distance customers as partially offset by the acquisition of LDMI. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect this decline in long distance customers and revenues to continue.

Network and Line Costs. Network and line costs as a percentage of revenue increased for the year to date 2005 from the year to date 2004 due to inefficient network utilization relating to the advanced build out of our Michigan network facilities and the under utilization of our Ohio network facilities, line migration costs and increased unbundled network element platform costs. These cost increases more than offset the impact that fewer average bundled lines and long distance customers had on network and line costs and, together with the acquisition of LDMI, resulted in an increase in network and line costs for the year to date 2005 from the year to date 2004. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these increases will increase customer turnover.

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

General and Administrative Expenses. General and administrative expenses increased for the year to date 2005 from the year to date 2004 primarily due to an increase in the number of information technology and network employees to support our local networking initiatives and the acquisition of LDMI, partially offset by a reduction in the number of employees to support our base of off-net customers.

Provision for Doubtful Accounts. The provision for doubtful accounts increased for the year to date 2005 from the year to date 2004. The increase was due to an increase in the total revenue during the period and a slight increase in bad debt expense as a percentage of revenues.

Sales and Marketing Expenses. The significant decrease in sales and marketing expenses for the year to date 2005 from the year to date 2004 is attributable to the decrease of sales and marketing activity related to our bundled product, including decreased headcount and reduced direct mail and media expenses due to our reduced efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $2.8 million for the year to date 2005 and $8.0 million for the year to date 2004. We expect sales and marketing expenses to increase through the remainder of 2005 as we expand our marketing efforts commensurate with the growth of our networking footprint.

Depreciation and Amortization. The increase in depreciation and amortization for the year to date 2005 from the year to date 2004 is primarily attributable to the increase in depreciation related to the reduction in the remaining useful lives of our long distance switches and the depreciation and amortization related to the LDMI acquisition.

Interest Expense. The decrease in interest expense for the year to date 2005 from the year to date 2004 is primarily attributable to the decrease in outstanding debt balances.

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. For the years to date 2005 and 2004, our operating activities provided net cash flow of $56.7 million and $49.5 million, respectively. In the year to date 2005, all of the net cash flow from operating activities was used to fund capital expenditures and capitalized software development costs and the acquisition of LDMI. In the year to date 2004, the net cash flow from operating activities was used primarily to reduce our outstanding debt obligations. As of September 30, 2005, we had $42.3 million in cash and cash equivalents and long-term debt and capital lease obligations (including current maturities) of $5.9 million, compared to $47.5 million and $4.2 million, respectively, at December 31, 2004.

Net cash provided by (used in):

	Year to Date (in thousands)		Percent Change
	2005	2004	2005 vs. 2004
Operating activities	$56,680	$49,481	14.5%
Investing activities	$(64,953)	$(10,726)	505.6%
Financing activities	$3,099	$(44,643)	(106.9%)

Cash Provided By Operating Activities. Cash generated by operations increased by $7.2 million from the year to date 2004 to the year to date 2005. The increase was driven by higher cash flow before changes in working capital offset by higher investment in working capital. The increase in cash flow before changes in working capital was primarily driven by significant reductions in sales and marketing expense, offset by higher network and line costs. The application of NOL carryforwards has limited our current payment of income taxes to cash taxes for alternative minimum taxes and certain state income taxes. We expect that Talk America’s NOLs will be substantially utilized during 2006. The use of NOLs acquired in the LDMI acquisition will be limited, with the benefit spread through 2018.

Net Cash Used in Investing Activities. Capital expenditures increased by $27.2 million during the year to date 2005 as compared to the year to date 2004 and capitalized software increased by $0.2 million. In the year to date 2005, approximately $31.9 million of our $35.2 million in capital expenditures consisted of costs related to our deployment of networking assets (local switch and colocation equipment) in Michigan.

We expect to spend between $53 and $58 million in capital expenditures and capitalized software in 2005, primarily for the build out of the Michigan and Atlanta networking facilities. We have not previously developed and deployed a local network of our own or of this scale and there can be no assurance that we will not encounter unanticipated costs in acquiring the assets necessary for such networking capability and its operation or in deploying the new network. In addition, to the extent we identify other markets to deploy networking facilities, our capital expenditures will increase accordingly. In the year to date 2005, capitalized software development costs totaled $2.9 million as compared with $2.7 million for the year to date 2004.

The acquisition of LDMI on July 13, 2005, required the payment of $24 million in cash and the issuance of 1.8 million shares of our common stock for the purchase of all of the equity of LDMI and the repayment of $4.7 million in debt. To the extent that we are successful in identifying and completing additional acquisitions of customers, networking assets or businesses, net cash used in investing activities may increase.

         In connection with the acquisition of NTC, which is expected to close in January 2006, in exchange for all of the stock of NTC, we will pay cash of $23 million less certain expenses and transaction fees.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities during the year to date 2005 was $3.1 million, primarily attributable to proceeds from the exercise of stock options. Net cash used in financing activities during the year to date 2004 was $44.6 million, primarily attributable to the repayment of outstanding debt. On September 1, 2004, we announced that our Board of Directors had authorized a share buyback program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time, in the open market and/or private transactions. Through September 30, 2005, we had not purchased any shares under this program.

In recent years we have been meeting our ongoing cash requirements (including for the conduct of our operations, acquisitions and capital expenditures) from our cash on-hand and from cash generated from operations. However, our continued growth may require that we seek alternative sources of funding. While we believe that we would have access to new capital in the public or private markets, there can be no assurance as to the timing, amounts, terms or conditions of any such new capital or whether it could be obtained on terms acceptable to us. Based on our current projections for operations, we believe that our cash on-hand and our cash flow from operations will be sufficient to fund our currently contemplated capital expenditures, our debt service obligations and the expenses of conducting our operations for at least the next twelve months. However, there can be no assurance that we will be able to realize our projected cash flows from operations, which is subject to the risks and uncertainties discussed in this report, or that we will not be required to consider capital expenditures in excess of those currently contemplated, as discussed in this report.

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

In February 2005, the FCC, issued final rules that effectively eliminated the requirement that incumbent local exchange companies allow us to purchase the network elements that comprise the unbundled network element platform, or UNE-P, at TELRIC rates and established a 12-month transition plan for implementation:

•
Beginning on March 11, 2005, we are no longer able to purchase the unbundled network element platform at TELRIC rates to provide service to new customers, but may continue to purchase the platform under the FCC's 12-month transition plan for our existing customers. The practical result is that unless we enter into a wholesale agreement with the regional ILEC, such as we have with the ILEC subsidiaries of SBC, we currently are unable to add new customers in any area where we do not have our own local network.

•
During the 12-month transition period beginning on March 11, 2005, the TELRIC rates that we were charged for the unbundled network element platform increased by $1 per line per month. Beginning on March 11, 2006, we will no longer be able to purchase the unbundled network element platform at transition plan rates to provide service to our pre-existing customers. As a result, we likely will need to service customers that are not on our own networking platform through resale of the ILECs' retail services or through negotiated wholesale agreements, which will impose significantly higher costs on us than servicing customers using the unbundled network element platform at cost-based (i.e. TELRIC) rates.

In February 2005, the FCC also issued new rules affecting our access to the local loops and the dedicated transport facilities that we purchase from the ILECs and that are necessary for the operation of our own network facilities. The FCC adopted a twelve-month transition plan for competitive local exchange companies, such as we are, to transition away from the use of DS1 and DS3 loops and dedicated transport where there is no impairment, as defined in the FCC’s final rules, and an eighteen-month transition plan to transition away from dark fiber. The transition plans apply only to our customer base as it existed on March 11, 2005, and do not permit competitive local exchange companies, including us, to add new dedicated transport unbundled network elements during the term of the transition plan.

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

The unavailability to us of cost-based transport elements could substantially impair our plans to deploy our own network facilities and we could be forced to use other means to affect our network  deployment, including the use of facilities purchased at higher special access rates or transport services purchased from other facilities-based competitive local exchange companies. In either event, our cost of service could rise dramatically and our plans for a service roll-out using our own network facilities could be delayed substantially or derailed entirely. This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

Furthermore, we also plan on utilizing enhanced extended links, or EELs, which are a combination of dedicated interoffice transport and high capacity loops, to provide T-1 level services to medium-sized businesses. While the FCC did not explicitly restrict the availability of EELs, the ILECs have taken the position that EELs are not available in any geographic area where DS1 transport is not available as a network element at TELRIC rates. A negative determination on this issue by the FCC or the public utility commission in any state in which we provide services could negatively affect our entry into new markets, network rollout and results of operations.

We are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, billing, terms, and conditions of certain of our service offerings, our costs and other aspects of our operations, including our relations with other service providers. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations. There are several regulatory factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

•
As a result of significant changes to the FCC rules that required the incumbent local exchange companies, such as the Regional Bell Operating Companies that are our principal suppliers, to provide us unbundled network elements at TELRIC rates, incumbent local exchange companies' unbundled network element platforms are  effectively not available to us to serve new customers after March 11, 2005 or for our embedded customers after March 10, 2006. This determination and others by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, will require us either to provide services in these areas through other means, including resale of the ILECs' retail services, commercial agreements with incumbent local exchange companies, purchase of special access services, or the purchase of network elements from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act, in all cases likely at significantly increased costs, or to provide services over our own switching facilities, if we are able to deploy them. As a consequence of these changes, our acquisition of customers from other companies that provide service using the unbundled network elements platform must be consummated in a manner whereby the transfer of the acquired customer is directly provisioned to our own network facilities, which, due to the limitations on the number of phone lines the incumbent local exchange company is required to “hot cut” over to our network per day, may limit or minimize the potential advantages of any such acquisition.

•
Adverse changes to the current pricing methodology, TELRIC, mandated by the FCC for use in establishing the prices charged to us by incumbent local exchange companies for the use of their unbundled network elements for so long as we are permitted to continue to use them, and for the use of transport and other services in connection with our local network. The FCC has pending a rulemeking proceeding to consider additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local exchange companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. The TELRIC methodology still governs our pricing for loops purchased from the incumbent local exchange companies in connection with our local network. We cannot predict if the FCC will order changes to the TELRIC pricing methodology or if Congress will amend the 1996 Act, affecting such pricing or the availability of unbundled network elements. These changes could result in material increases in prices charged to us for unbundled network elements, including those used in our own local network; and

•	Determinations by state commissions to increase prices for unbundled network elements in ongoing state TELRIC pricing dockets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.   We are currently assessing the implications of the transition methods allowed and have not determined whether the adoption of FAS 123R will result in amounts similar to current pro-forma disclosures under FAS 123. We expect the adoption to have an adverse impact on future consolidated statements of operations

On April 15, 2005, the Securities and Exchange Commission posted Final Rule Number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” which is effective as of April 21, 2005. Under the Commission’s amendment, we are required to file financial statements that comply with SFAS No. 123R in our Quarterly Report on Form 10-Q for the first quarter of the first fiscal year that begins after September 15, 2005, and we are permitted, but not required, to comply with SFAS No. 123R for periods before the required compliance date. The requirements will be effective for us beginning with the first quarter of fiscal 2006. We are currently assessing the timing and impact of adopting SFAS No. 123R.

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

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2005. Based upon this evaluation, and due to the material weaknesses in our internal control over financial reporting discussed below and as reported in our 2004 Form 10-K, our CEO and the CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

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

To address these material weaknesses, during the first three quarters of 2005 we took the following remedial actions:

1.
We engaged outside contractors with technical and accounting related expertise to assist in the preparation of the income tax provision and related work papers. We also implemented controls to assure accurate data is provided to, and that we review and agree with the conclusions of, outside contractors.

2.
Outside contractors with technical accounting capabilities have been and will be retained to the extent an issue is sufficiently complex and outside the technical accounting capabilities of our personnel. During the three quarters ending September 30, 2005, there were no complex issues that required our retention of outside contractors with technical accounting capabilities. We have established processes to identify issues that would require such retention of outside contractors.

3.
We have redesigned the account reconciliation process for sales, use and excise tax liabilities. Our Controller performed an in-depth review of the account reconciliation and our Chief Accounting Officer confirmed the review process was completed. The reconciliation and review was performed for each of the first and second quarters. Our objective is to complete this process on a regular basis each quarter.

We believe that, once fully implemented, these remediation actions will correct the material weaknesses discussed above, however, management has not yet completed its assessment of the operational effectiveness of the new controls.

Except as discussed above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 6. Exhibits

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

TALK AMERICA HOLDINGS, INC.

Date: November 9, 2005	By: /s/ Edward B. Meyercord, III Edward B. Meyercord, III Chief Executive Officer
Date: November 9, 2005	By: /s/ David G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)