Form 10-K
period 2005-12-31
TALK AMERICA HOLDINGS INC
filed 2006-03-16
CIK 948545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File No. 000-26728

TALK AMERICA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2827736
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6805 Route 202	18938
New Hope, PA	(zip code)
(Address of principal executive offices)
(215) 862-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.01 Per Share
Rights to Purchase Series A Junior Participating Preferred Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [ X]

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.
Yes [ ] No [ X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ X ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [ X]

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the high and low prices of the common stock on June 30, 2005 of $10.04 per share as reported on the Nasdaq National Market, was approximately $277,788,698 (calculated by excluding solely for purposes of this form outstanding shares owned by directors and executive officers).

As of March 1, 2006, the registrant had issued and outstanding 30,396,192 shares of common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEMS OMITTED PURSUANT TO RULE 12b-25

Item 6, Item 7, Item 8, Item 9A, Item 15 - Financial Statement Schedules and Exhibits 23, 31 and 32.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

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

    All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-K Report includes important information as to risk factors in the "Risk Factors" section and in the "Business" section under the headings “Business Strategies,” "Business Operations," "Competition" and "Regulation" and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." In addition to those factors discussed in this Form 10-K Report, you should see our other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

ITEM 1. BUSINESS.

Overview

Talk America Holdings, Inc., through its subsidiaries, is a leading competitive communications services provider offering integrated voice and data services, including local, long distance, enhanced voice features and dedicated Internet access services, to commercial (primarily small and medium-sized business) and residential customers. We are focused on markets where we have our own networking assets. Today, we are collocated in 313 end offices in Michigan, Ohio, Kentucky, Tennessee, North Carolina, Louisiana, Mississippi, Alabama, Florida and Georgia. As of December 31, 2005, including the lines of Network Telephone Corporation, which we acquired on January 3, 2006, we had approximately 745,000 local voice and data equivalent lines, of which approximately 466,000 were on our own network. The balance of our customers are“off-net” (that is, our services over another carrier’s networking facilities) and represent a large, profitable base of bundled phone service customers that we service using the wholesale operating platforms of the incumbent local exchange companies.

We expanded into the commercial business market with the acquisition in July 2005 of LDMI Telecommunications, Inc. (“LDMI”), a privately held facilities-based competitive local exchange provider serving business and residential customers primarily in Michigan and Ohio. On January 3, 2006, we further significantly expanded our network and commercial business through our acquisition of Network Telephone Corporation (“NTC”), a privately held facilities based competitive local exchange provider serving commercial customers in the Southeast. During 2005, we also completed the construction of our network in Michigan, integrated this network with LDMI’s network assets and migrated over 200,000 lines from the incumbent local exchange company wholesale platform to our network.

Our business strategy is to continue to expand our network and grow our “on-net” (that is, our services over our own networking facilities) customer and revenue base through (i) organic growth in our core markets, serving both commercial and residential customers; (ii) additional acquisitions that either supplement our existing markets or offer expansion into new markets; and (iii) enhancement of our product portfolio. Growth in our business, both commercial and residential, on our network will permit us to leverage our investment in our network facilities due to the complementary telecommunication traffic or usage patterns of these customer bases.

We have developed our own proprietary integrated order processing, provisioning, leads management, billing, payment, collection, customer service and information systems that enable us to provide high-quality service to our customers. We have automated the business processes required to migrate our customers off the incumbent local exchange company platform to our local network. To promote our services and to generate new sales, we use both our internal and partner sales forces and we use our own sales and customer service centers. We focus on providing consumers value through competitively priced plans designed to fit their particular telecommunication needs, broad feature selections, consolidated billing and customer service.

Talk America Inc. (formerly, Talk.com Holding Corp. and Tel-Save, Inc.), our predecessor and now our principal operating subsidiary, was incorporated in Pennsylvania in May 1989 as a provider of long distance phone service. We were incorporated in June 1995. In 2000, we decided to expand beyond our historical long distance service offerings and utilize the unbundled network element platform to enter the large local telecommunications market and diversify our product portfolio through the bundling of local service with our core long distance service offerings. The address of our principal executive offices is 6805 Route 202, New Hope, Pennsylvania 18938 and our telephone number is (215) 862-1500. Our web address is www.talkamerica.com. We make available free of charge on our website, www.talkamerica.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission.

OUR SERVICES AND PRODUCTS

We provide our commercial and residential customers with a variety of bundled phone service packages, stand-alone long distance services, data and Internet access products and a broad range of business communication services.

Commercial Services and Products

We provide our business customers a wide range of voice, data and advanced services designed to meet their needs. Our SmarT product, which utilizes a single connection to deliver both integrated voice service and high-speed data service, is our primary commercial product for new sales; our primary competitor, AT&T, does not offer an equivalent service. In 2006, we will continue to develop new commercial products to expand our portfolio, while introducing existing products and services into markets that were previously not serviced.

Voice Services. Our commercial voice service offerings allow our business customers to build the calling plan that best suits their organization's needs. We offer basic dial tone service and vertical features, such as call forwarding, line hunting and voicemail. We also offer domestic and international long distance services, both bundled with local voice services and on a stand-alone basis. These voice services are available with unlimited local and long distance calls or calls billed on a per-minute basis, depending upon calling patterns and the needs of the business.

Data Services. Our commercial data service offerings are designed to provide our customers with a full range of data services. We offer high-speed data transmission services with data connection speeds as high as 6.0 megabytes per second, or Mbps. We also offer high-speed data transmission services that are integrated with a voice product and delivered simultaneously over the same connection. In addition, we are one of only four companies in the United States certified as an ANX (Advanced Network Exchange) Service Provider, which allows us to supply data services to certain types of enterprises, such as Ford, Dow Chemical, General Motors, Delphi, and Visteon.

Advanced Services. We offer business customers several advanced services to assist them with their data and business needs, including: (i) data hosting services (shared, dedicated and collocated), (ii) managed security services (firewall, virtual private networking, anti-virus/SPAM, vulnerability assessment and compliance reporting), and (iii) professional services management (technical project management, wide and local area network, or WAN/LAN, design and development, technical assessment and maintenance).

Residential Services and Products

We provide residential customers with a wide-range of voice calling plans and, beginning with our deployment of networking assets in Michigan in 2005, data services.

Voice Services.  We offer our residential customers the flexibility to create their own phone service package, including local phone service, long distance phone service or a combination thereof. We offer several different local and long distance calling plans tailored to the customer’s calling needs. Our local phone service customers receive free “member-to-member” calling and may add additional features and services to their service, including enhanced domestic and international calling plans, caller identification and voicemail.

Data Services.  Customers who receive our local phone service may also purchase data services from us. We offer both digital subscriber line services (DSL) and dial-up access services. Our DSL service, which utilizes ADSL2+ technology, is available to customers on our local network whose wiring permits it. This service provides access speeds of up to 4.0 Mbps download speed and enables us to offer download speeds of up to 8.0 Mbps. We offer a standard and accelerated dial-up access service to all of our phone service customers. The accelerated dial-up services utilize compression, caching and other technologies that reduce the time for certain web pages to download to users' computers when compared to standard dial-up access services.

NETWORK OPERATIONS

How We Provide Local Voice and Data Services

Overview

We offer telecommunications services to commercial (small and medium size businesses) and residential customers in our markets through either the use of our own network facilities and the unbundled network element loops or T-1 circuits of the incumbent local exchange carriers, or, through wholesale agreements with carriers.

In 2003, we began deploying networking assets in Michigan. At the end of 2004, we had approximately 25,000 local voice equivalent lines on our own network in 8 end offices in Michigan. In July 2005, in an effort to both expand our networking footprint and accelerate our market entry into the business communication services segment, we acquired LDMI, a facilities-based communications provider in Michigan and Ohio. The deployment of our own networking assets, along with the acquisition of LDMI, enabled us to migrate more than 200,000 local voice equivalent lines to our own network in 2005 and end the year with 341,000 local voice and data equivalent lines on our own network in 151 end offices in Michigan and Ohio. In January 2006, we acquired NTC, a facilities-based communications provider in the Southeast United States. The acquisition of NTC added 156 more end offices in 8 states throughout the Southeast and 125,000 local voice and data equivalent lines on our network.  Subsequent to the end of the year we have opened 6 additional end offices in the Southeast United States.  Prior to construction of our network, we delivered our services exclusively through the use of the unbundled network element platforms of the incumbent local exchange companies. The following map details our local networking assets as of March 1, 2006:

As a result of these acquisitions, we have expanded into the commercial market and now provide a full suite of voice and data offerings, including specialized services such as hosted applications and security services in these areas to small and medium-sized business customers. In addition to adding significantly to our commercial services capabilities, these transactions provide residential growth opportunities in our networking markets while allowing us to realize capital expenditure savings and operating synergies.

Composition of Our Network

Our local network is comprised of equipment and facilities that are either owned or leased by us and certain telecommunication services for which we contract with a variety of other carriers. We maintain certain pieces of equipment that are collocated in end office sites owned or leased by AT&T (formerly SBC), the incumbent local exchange company in Michigan and Ohio, and by BellSouth, the incumbent local exchange company throughout the Southeast United States. The incumbent local exchange companies provide us with access to these end offices through both our interconnection agreements with the incumbent local exchange company or through state and/or federal regulations that require the incumbent local exchange companies to provide us access to certain elements. Such access, however, may be conditioned upon our paying charges for upgrading the power supply or physical layout of the end office.

In order to provide a customer with voice and data service on our local network delivered via a copper loop, we must first submit an order with the incumbent local exchange company to move, or “hot cut,” the customer’s existing copper loop. The loop is the copper telephone line that connects the customer’s premises to the incumbent local exchange company’s switch. We hot cut transfer the customer’s loop from the incumbent local exchange company’s switch to our loop carrier equipment in the end office at the incumbent local exchange company’s end office assigned to that customer.

Upon confirmation that the customer line has been switched to either our digital loop carrier and digital subscriber line access multiplexer equipment or our broadband loop carrier equipment, we update numerous external databases, including E911 databases, which, as the customer’s local phone provider, we are required to timely and accurately update.

Once the loop is cut over to our network, we switch local voice traffic between the customer’s premises and the public switched telephone network using either circuit switch-based or packet switch-based technology, depending upon the location of the customer and how our network is deployed in that geographic area.

Like many networks today, most of our network carries local voice traffic via a circuit switch-based network. Circuit switch-based systems establish a dedicated channel for each telecommunication signal (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. The balance of our network utilizes packet switch-based systems, a newer technology that we began introducing in 2005. Under packet switch-based systems, the information to be transmitted is formatted into a series of shorter digital messages called “packets”. In addition to supporting data, packet switch-based systems have been used for long haul voice traffic and is now being deployed to support local phone service. Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address. A key feature that distinguishes Internet architecture from the public telephone network is that on the packet-switched Internet, a single dedicated channel between telecommunication points is not required. Packet switch-based systems may offer several advantages over circuit switch-based systems, particularly the ability to commingle packets from several telecommunications sources together simultaneously onto a single channel. For most telecommunications, particularly those with bursts of information followed by periods of “silence,” the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given telecommunication channel. We believe that, in the future, most new networks will be based on packet switching to take advantage of transport efficiencies, more open standards for interoperability, lower capital costs and easier deployment and maintenance.

In Grand Rapids, Michigan and Atlanta, Georgia, we have deployed a newly developed soft-switch technology. The soft-switch is a distributed computer system that performs the same functions as a circuit switch. It can support both circuit and packet-switched communications. We use this technology to complement and relieve traffic from our Lucent 5ESS-2000 circuit switches. Soft-switch technology is currently being used by very few residential phone providers and, to our knowledge, has not been used on this scale. We expect however, that, if successful, the soft-switched technology will enable us to enter into more markets because of the lower cost of the soft-switch technology compared to the cost of traditional circuit switch technology.

We continue to actively explore other new networking technology opportunities with a variety of vendors in order to decrease our cost of delivering service, reduce our reliance upon the incumbent local exchange companies and provide local telephone services through new, innovative methods of delivery.

Internet Access Services

We offer SDSL, ADSL2+, and T1 Internet access to customers who are on our local network. These services are provided through either broadband loop carrier equipment or digital loop carrier equipment and digital subscriber line (or DSL) access multiplexer equipment. We are dependent upon a small number of vendors to provide us with this equipment and failure to attain the equipment in a timely manner will affect our ability to offer these services. Some of our network customers will not be able to receive ADSL service due to line conditions, the presence of a fiber-optic cable connection to their premises and other limitations of the incumbent local exchange company’s line facilities and customer premises wiring. We utilize a third party vendor to supply modems to our ADSL customers to enable them to establish an ADSL connection at their premises. Commercial customers receive their modems and routers via our installation and activation process, which includes a technician visit to install, test and verify service delivery to each business customer.

We also offer dial-up Internet access service, whether or not such customer is on our local network. The service is provided through a third party vendor, who also hosts the email service for both our dial-up and ADSL services.

Collocation Equipment

Each collocation at an incumbent local exchange company’s end office facility contains a standard configuration of equipment, including DSL and DS-1 aggregation equipment, Internet protocol (or IP) and ATM routing equipment and facility interface equipment to connect to each carrier we are collocated with. The collocations generally use a DS3 uplink transport to link the collocation to the backbone of our network. These DS3 interconnects carry voice, data and in-band management traffic. Each collocation is also outfitted with remote access terminal equipment in order to assess and diagnose any collocation network anomalies and provide remote repair whenever possible.

Our Atlanta, Georgia and Michigan collocations have recently been augmented with the broadband loop carrier technology offering IP-based connectivity for ADSL2+ and IP controlled voice services over the same copper loop. We also have TDM transport equipment to provide multiplexing and fiber interfaces in the more heavily populated collocations.

Transport

The Michigan and Ohio customer lines in each collocated end office are aggregated and connected to our Lucent 5ESS-2000 switches, using DS3 or higher capacity transmission equipment that we lease primarily from AT&T, the incumbent local exchange company, supplemented by leases with competitive access providers. The Southeast customer lines in each end office are aggregated and connected to our Lucent 5ESS-2000 switch located in Atlanta, Georgia, and Distinctive Remote Modules in 12 other Southeast locations, using DS3 or higher capacity transmission equipment that we lease primarily from BellSouth, the incumbent local exchange company, supplemented by leases with competitive access providers. This transmission is referred to as transport. As we expand our local switching capacity during 2006, these dedicated transport facilities, dark fiber (otherwise unused fiber optic cable that is leased by us for transport), and entrance facilities may, under the FCC’s rules, be unavailable to us on an unbundled basis at cost-based rates along certain routes. This may adversely impact us where our own switching facilities have been deployed and could substantially impede our plans to deploy additional network facilities. We could be forced to use other means to effect this deployment, including the use of facilities purchased from the incumbent local exchange carrier at higher tariffed special access rates or transport services purchased from other competitive access providers.   In either event, our cost of service could rise dramatically and our plans for a service roll-out using our own network facilities could be delayed substantially or derailed entirely.

Our Lucent 5ESS-2000 switches are generally considered extremely reliable and feature the Digital Networking Unit-SONET technology. The Digital Networking Unit is a switching interface that is designed to increase the reliability of these switches and to provide much greater capacity in a significantly smaller footprint. We deliver the line side services to our customers through a packet gateway that converts the traditional voice services to packet-based services in order to integrate voice and data on to a single customer loop. This loop is terminated to a customer router that delivers analog voice and packet-based data to each customer premises. Our switches are connected to other carriers in the public switched telephone network through circuit trunking equipment. We lease the circuit trunking equipment primarily from the incumbent local exchange companies. If the incumbent local exchange companies are no longer required to provide this circuit trunking equipment or to provide it at Total Element Long Run Incremental Cost, or TELRIC, based rates, we will be forced to acquire this trunking equipment at higher rates from either a competitive access provider, if available, or, if they are willing to lease the trunking equipment to us, from the incumbent local exchange company. The equipment that comprises this physical layer of our network can support both voice and data communications technologies.

How We Provide Our Long Distance Phone Services

Our long distance network is comprised of equipment and facilities that are either owned or leased by us. We contract for certain telecommunication services with a variety of other carriers. We own, operate and maintain three Lucent 5ESS-2000 switches in our long distance network, which feature the Digital Networking Unit-SONET technology. The switches are connected to each other by connection lines and digital cross-connect equipment that we own or lease. We also have installed lines to connect our long distance switches to switches owned by various local telecommunication service carriers. We are responsible for maintaining these lines and have entered into a contract with a third party vendor with respect to the monitoring, servicing and maintenance of this equipment. In addition to the three long distance switches we have in service currently, in 2005, we decommissioned two of our other switches as part of our network optimization.

 With respect to connections to local carriers, international and operator assisted services, in December 2003, we entered into a four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our long distance network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Our AT&T agreement establishes pricing and provides for annual minimum commitments based upon usage as follows: 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. In February 2006, we amended the AT&T agreement to provide that certain services that we purchase or may purchase from AT&T (and its affiliates) will now count toward the minimum commitment. With this amendment we anticipate that we will not be required to make any shortfall payments under this contract. To the extent that we are unable to meet these minimum commitments, however, our costs of purchasing the services under the agreement would correspondingly increase.

Additional Network Technologies and Management Solutions

We have extensive testing facilities in Pensacola, Florida and Detroit, Michigan, where we conduct rigorous testing of new technologies including service provider and customer premises equipment. As network technologies advance, we are continuing to evaluate network transport and have kept our infrastructure flexible enough to migrate to any topology when beneficial.

We also operate a centralized network management center in Reston, Virginia and regionalized subscriber management centers in Detroit, Michigan and Pensacola, Florida. Our network management center monitors our network elements facilities and elements 24 hours a day, 7 days a week to identify and resolve any network anomalies and/or customer -related service issues. Our regionalized subscriber monitoring centers provide proactive customer monitoring for the commercial customer base and are directly aligned with switch technicians and regional network technicians in the field to quickly and accurately respond to any requirement identified.

Telecommunications and data technologies evolve quickly in this industry. We believe that our network design positions us to rapidly implement future voice and data switching technology and seamlessly migrate to new topologies while keeping costs low and delivering quality services to our customers.

INTEGRATED INFORMATION SYSTEMS

We have integrated leads management, order processing, provisioning, billing, payment, collection, customer service and information systems that enable us to offer and deliver high-quality, competitively priced telecommunication services to our customers and process millions of call records each day. These operational support systems were developed by us and customized for our business and operational requirements and, due to the system's component-based architecture, provide an extensible framework for the introduction of new products and services.

We use "state-of-the-art" software and hardware applications and products to support our systems and development efforts. During 2005, we successfully migrated our Talk America Inc. database systems from an Informix to an Oracle architecture. As a result of our acquisition of LDMI and NTC, we are currently operating and maintaining three separate information systems. In 2006, we will begin to enhance and consolidate the database systems to support our commercial and residential product offerings on a single integrated operating system, but there can be no assurances that we will be able to integrate these systems timely and successfully. Through dedicated electronic connections with our local and long distance networks and the incumbent local exchange companies, we have designed our systems to process information on a "real time" basis. We have automated the business processes required to deploy and support our local circuit switch-based network, and continue to automate the business processes required to provide DSL service. The information functions of our systems are designed to provide easy access to all information about a customer, including volumes and patterns of use. This information can be used to identify emerging customer trends and to respond with services to meet customers' changing needs. This information also allows us to identify unusual usage by an individual customer, which may indicate fraud. FCC rules, however, limit our use of customer proprietary network information. See "Regulation."

Our core operational support systems include the following:

•
Our leads database system is utilized in the marketing of our telecommunication services. The leads database system enables us to alter telemarketing campaigns to track areas where mass advertisements are airing, manage the product sales price by customer, zone and state, maintain customer credit information, and comply with various regulatory requirements.

•
Our automated order processing system enables us to shorten the customer provisioning time cycle and reduce associated costs. Prior to submitting an order to provision a customer to our service, our system processes the customer's credit history, and, once the customer's credit is approved, the customer's service record detailing the customer's existing phone service is immediately verified. In addition, our system has enabled us to significantly increase our customer provisioning rate for qualified and verified orders while reducing the number of orders that are rejected by the incumbent local exchange company, reducing manual work requirements.

•
Our automated service provisioning system enhances our ability to add customer lines to our telecommunication service and to change the features associated with that particular customer's service, reducing manual work requirements.

•
Our billing system enables us to preview and run a bill cycle for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage in the provision of local telecommunication service.

•
Our automated payment and collections management system is integrated with our billing and customer relationship management system. This system increases the efficiency of our collection process, accelerates the recovery of accounts receivable and assists in the retention of valuable customers.

•
Our customer relationship manager system, enables our customer service representatives to access data in a real-time, organized manner, while the representative is speaking with the customer, thereby reducing the length of customer service calls and improving the customer experience.

In addition, we maintain our own web sites at www.talkamerica.com, www.talk.com, www.ldmi.com and www.networktelephone.net to provide for customer sign-up and to provide customers and potential customers with information about our products and services as well as billing information and customer service.

SALES AND MARKETING

We focus on targeting, acquiring and retaining profitable commercial and residential customers that we can directly provision to our own network platform by providing savings, simplicity and service. We currently market to customers to whom we can provide service over our own network in Michigan, Ohio and the Southeast United States. We continue to seek new marketing partners and arrangements to expand both our opportunities to attract customers to our services and the products and services that we offer to our customers.

We use diverse sales and marketing channels to reach the commercial and residential markets with our service offerings. Our sales and marketing efforts focus on (i) marketing to business customers voice, data and advanced services applications, and (ii) marketing to residential customers a bundle of local and long distance phone services with complementary data services. We market to commercial customers utilizing the Talk America, LDMI and Network Telephone brands and residential customers utilizing the Talk America brand.

We market our commercial services in the Michigan and Ohio markets predominantly through our direct sales force and partner sales force, and, in the Southeast markets, almost exclusively through our direct sales force. We purchase business lead databases to assist our direct sales force in targeting particular customers. Our commercial independent agents also usually provide other types of communication or data services to the businesses to which they market our products and services. Often, these customers rely heavily upon the independent agent in making a decision regarding their voice and data services.

We market our residential services within our targeted markets through the following channels:

•	Telemarketing - We operate our own call centers and purchase residential lead databases utilized for targeted, professional and courteous outbound telesales campaigns.
•	Direct Mail - We purchase residential lead databases utilized for demographically targeted direct mail campaigns designed to direct inbound calls to our telemarketing centers.
•	Referrals - We solicit potential customers by gathering their names from our existing customers through the use of referral promotions and our free member-to-member calling.
•	Online Marketing - We have developed a productive online marketing presence, through traditional online media and business relationships.
•	Direct Sales - Utilizing independent agents, we solicit new customers in targeted geographic areas.
•	Broadcast Media - We solicit inbound subscriber calls through advertising on television, radio and in print.

We employ a targeted approach to customer acquisition and use database-marketing tools to identify and prioritize target customers. For our business customers, we offer customized communications, data, Internet and specialized network solutions that permit us to work with our business customers to meet their needs. For our residential customers, we offer our customers the ability to build their own telecommunications package beginning with an extended local calling area, a diverse selection of intrastate and interstate calling plans, discounted feature packages and “a la carte” feature selection, and several options for Internet access. While we do not actively market our stand-alone long distance telecommunications service, we offer the long distance telecommunications service when contacted by persons located in those regions where local service is unavailable. We also add long distance customers when the customer requests its local service provider to provide the customer with our long distance telecommunications service. Customers can switch to us online, through a telesales representative, through a direct sales agent, or through an authorized independent agent, each of which uses consultative sales tools to assist the customer’s creation of the right plan for their telecommunications needs.

At the point of sale, we provide each customer with an estimate of their first month’s invoice, including all fees and taxes. Customers are able to keep their same phone lines and number, can easily add features, and, generally within days of the sale, residential customers are switched to our service and receive a personalized welcome kit explaining their service. For our business customers, we enter into service relationships through negotiated contracts that specify the services we offer and that bind the customers to a term commitment, with penalties for early termination.

We only actively market our services in those markets where we can provision customers directly to our own network facilities. In addition, we offer, but do not actively market, services to customers that cannot be provisioned to our own network facilities and that we service using services purchased from the incumbent local exchange company under negotiated wholesale arrangements.

REGULATION OF OUR SERVICES

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

Legislation has recently been introduced in Congress that would rewrite substantial portions of the 1996 Act. Any effort to reform the 1996 Act could result in changes that would materially reduce the obligations of the incumbent local exchange companies to interconnect with, or provide unbundled network elements to, competitors. Any such legislative change could have a material adverse impact on our business and operations.

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

Unbundled Network Elements

Access to incumbent local exchange companies’ unbundled network elements at cost-based rates is critical to our business. Historically, our local telecommunications services were predominantly provided through the use of combinations of unbundled network elements, and it was the availability of cost-based rates for these elements that had enabled us to price our local telecommunications services competitively. However, the obligation of incumbent local exchange companies to provide the unbundled network elements upon which we have relied at such cost-based rates is the subject of recent regulatory action that resulted in the availability of these elements being substantially reduced or otherwise subject to significantly higher, non-cost-based rates.

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

All of the FCC’s decisions regarding unbundling have been the subject of judicial review. Most recently, on March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit, or the D.C. Circuit, in United States Telecom Ass'n v. FCC, or the USTA II decision, vacated certain portions of the TRO and remanded to the FCC for further proceedings. Specifically, the D.C. Circuit vacated the FCC's delegation of decision-making authority to state commissions and several of the FCC's nationwide impairment determinations. The D.C. Circuit found that the FCC used a flawed methodology when making certain impairment determinations, including those relating to the mass market switching and local transport network elements, and remanded those determinations to the FCC for further analysis and justification. The D.C. Circuit affirmed the FCC's decision to relieve the incumbent local exchange companies from unbundling obligations with respect to broadband elements. The D.C. Circuit did not make a formal pronouncement regarding the status of the FCC's findings regarding enterprise market loops, batch hot cuts or preemption of inconsistent state laws. The FCC and the United States Solicitor General declined to seek certiorari from the Supreme Court. The National Association of Regulatory Utility Commissioners and a coalition of competitive local exchange companies separately petitioned for certiorari. The Supreme Court denied those petitions.

Thereafter, the FCC released a series of orders that further reduced the facility unbundling obligations of incumbent local exchange carriers. First, in orders released in August 2004, the FCC extended relief from the unbundling obligations to fiber-to-the-home loops serving predominantly residential multiple dwelling units and granted the same relief to fiber-to-the-curb that it has applied to fiber-to-the-home.

Second, on October 27, 2004, the FCC issued an order granting requests by the Regional Bell Operating Companies that the FCC forbear from enforcing the independent unbundling requirements of Section 271 of the 1934 Act with regard to the broadband elements that the FCC had determined in the TRO are not subject to unbundling obligations (fiber-to-the-home loops, fiber-to-the-curb loops, the packetized functionality of hybrid loops and packet switching). The FCC declined to address broader forbearance requests by SBC and Qwest, who had asked the FCC to forbear from applying applicable Section 271 requirements to any element that the FCC has determined no longer meets the impairment standard.

Third, on December 15, 2004, the FCC adopted rules modifying the unbundling obligations for incumbent local exchange companies under Section 251 of the 1934 Act, substantially reducing the incumbent local exchange companies’ obligation to provide unbundled local switching as well as certain levels of unbundled loops and transport. The FCC issued final rules on February 4, 2005 in its Triennial Review Remand Order, or TRRO. Those rules were effective on March 11, 2005. In response to the USTA II decision, the FCC clarified that it evaluated impairment with regard to the capabilities of a reasonably efficient competitor. The FCC also modified the impairment standard set forth in the TRO by: (1) setting aside the TRO’s “qualifying service” interpretation of section 251(d)(2), but prohibiting the use of unbundled network elements for the provision of exclusively long distance or exclusively wireless services; (2) drawing inferences regarding the prospects for competition in one geographic market based on the state of competition in another, similar market; and (3) determining that in the context of local exchange markets, a general rule prohibiting access to unbundled network elements whenever a requesting carrier is able to compete using an incumbent local exchange company’s tariffed special access offering would be inappropriate. It is not clear at this time whether we will be successful in finding viable substitutes for unbundled switching and the other elements affected by the TRO, the USTA II decision or the TRRO and what the ultimate effect will be on our business and operations. However, as a result of these decisions, the availability of unbundled network elements at cost-based rates has been substantially reduced and will have a material effect on the way we conduct our business and operations and may have a material adverse effect on our profitability.

The principal parts of the TRRO regarding unbundled switching and unbundled loops and transport and the expected impact to our business are summarized below:

Local Switching: The FCC eliminated an incumbent local exchange company’s obligation to provide local switching (and the unbundled network element platform, in particular, upon which we have historically relied) to requesting carriers at Total Element Long Run Incremental Cost, or TELRIC, rates. In doing so, the FCC found that competitive local exchange companies are not impaired nationwide without access to unbundled local switching. The FCC adopted a twelve-month transition plan for competitive local exchange companies to transition away from the unbundled network element platform commencing on March 11, 2005 and ending on March 10, 2006. The transition plan applied only to our customer base as it existed on March 11, 2005 and we were able to obtain local switching for those customers at a rate per customer equal to the greater of: (1) the rate at which we leased that combination of elements on June 15, 2004, plus one dollar; and (2) the rate, if any, the applicable state public utility commission establishes between June 16, 2004 and the effective date of the FCC’s order, for the unbundled network element platform, plus one dollar.

Because local circuit switching effectively became unavailable to us for new orders as of March 11, 2005, we were unable to offer our telecommunications services as we had done in the past for new customers. As a result, to provide service to customers that were not on our own network facilities, we signed commercial agreements with AT&T (formerly SBC), Verizon and BellSouth. The terms of these commercial agreements enable us to continue offering high quality telecommunications services to our customers who were previously served on unbundled network element platforms. In addition, we could serve customers by other means, including through total service resale agreements with the incumbent local exchange companies, by migrating customers onto the networks of other facilities-based competitive local telephone companies or by purchasing critical network elements on an unbundled basis at "just and reasonable" rates pursuant to Section 271 of the 1996 Act, which presumably will be higher than the rates currently available to us.  Since network element purchases pursuant to Section 271would be on an unbundled basis, we would need to pay additional charges to combine these elements. For existing customers, as detailed earlier, the FCC announced a one year transition during which we migrated customers to our own network facilities and to commercial arrangements with the incumbent local exchange carriers. At this time, no regional bell operating company has offered elements industry wide through Section 271, although in January 2006, the Georgia Public Service Commission voted to commence a proceeding to set rates for unbundled loops, transport, and switching that must be made available by the incumbent local exchange carrier, BellSouth, pursuant to Section 271 of the 1996 Act.

This determination and others by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, require us either to provide services in these areas through other means, including resale of the incumbent local exchange companies' retail services, commercial agreements with incumbent local exchange companies, purchase of special access services, or the purchase of network elements from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act, in all cases likely at significantly increased costs, or to provide services over our own switching facilities, if we are able to deploy them.

Although the incumbent local exchange companies’ unbundling requirements for local circuit switching arising under Section 251 of the 1996 Act have been eliminated by the TRRO, competitive carriers’ access to local circuit switching on an unbundled basis is preserved under Section 271 of the 1996 Act as a condition to the Regional Bell Operating Company’s ability to provide in-region long distance services. However, the local circuit switching element, if accessible to competitive carriers only pursuant to Section 271 of the 1996 Act, are likely to be offered at significantly higher rates and subject to less favorable terms and conditions imposed by the incumbent local exchange companies, including the possibility that the incumbent local exchange companies will not be required to combine unbundled local circuit switching provided pursuant to Section 271 with other non-unbundled network elements or tariffed services.

Because of the (a) significant changes to the FCC rules that previously required the incumbent local exchange companies to provide us access to the unbundled network element platform at TELRIC rates, and (b) increases in TELRIC rates for network elements adopted by various state PUCs, the rates that we are charged by the incumbent local exchange companies to provide our services increased significantly in 2004 and 2005 and will likely continue to increase over time, despite the fact that the FCC has prohibited both SBC and Verizon from affirmatively seeking state commission-approved TELRIC rate increases for a period of two years from the closing dates of their mergers with AT&T and MCI, respectively. These cost increases have and will continue to lead us to increase our product pricing for customers located in those areas where we do not currently have or plan to deploy network facilities, which we believe inhibits our ability to add new customers and to retain existing customers. While these price increases may increase our current revenues from such customers, it will adversely affect our ability to retain such customers on our service and negatively affect our revenues over time.

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

The determination of whether a particular network element is either impaired or unimpaired in a particular market, as defined in the FCC’s final rules, has a significant effect on markets where we already have networking facilities and on our plans for entering a new market. It is difficult to predict which geographic areas will become unimpaired for network elements because the incumbent local exchange companies are using non-public information to determine the thresholds for availability; while we may challenge the incumbent local exchange companies’ threshold assumptions, we may not be successful in such challenges. If a market is determined to be unimpaired, we may be unable to cost-effectively offer service in that market.

The incumbent local exchange companies have issued accessible letters, which announced that they would not provision any loops in areas that they deemed to be unimpaired and further that they would not provision any transport on routes they deemed to be competitive. Although we and other competitive local exchange carriers are challenging this action, if the incumbent local exchange companies are successful, our business could be negatively impacted. On September 9, 2005, SBC issued a revised list of its Michigan end offices that SBC maintains meets the FCC’s criteria for non-impairment. After a successful challenge on December 20, 2005, the Michigan PUC required AT&T (formerly SBC) to file all of its data with the Commission to support its assertion that certain wire centers are non-impaired for the provision of high capacity loops and transport and to re-classify any wire center in which the former AT&T was identified as a competitive fiber based collocator. In January 2006, AT&T complied with such requirement and provided a revised list of wire centers it deemed as unimpaired for either loops or transport. As part the proceeding, competitive carriers are given an opportunity to inspect wire centers identified in the January 2006 AT&T list and challenge AT&T’s designation of the wire centers as unimpaired. We are participating in this proceeding and expect a resolution by April 15, 2006. We cannot predict the outcome of these wire center challenges or whether they will have any impact on our operations. If AT&T were to prevail on its current position, we would be limited in our ability to purchase local loops and dedicated interoffice transport. As we expand our local network during 2006, the unavailability of these dedicated transport facilities, dark fiber and entrance facilities under the FCC’s rules at cost-based rates may adversely impact us where our own switching facilities have been deployed and could substantially impede our plans to deploy additional network facilities. We could be forced to use other means to effect this deployment, including the use of facilities purchased from the incumbent local exchange carrier at higher tariffed special access rates or transport services purchased from other competitive access providers.   In either event, our cost of service could rise dramatically and our plans for a service roll-out for use of our own network facilities could be delayed substantially or derailed entirely.

Beginning in 2003, we deployed networking assets in Michigan and, as of December 31, 2005, including the lines from the January 3, 2006 acquisition of NTC, we had approximately 466,000 local voice and data equivalent lines on our network. We are continuing the expansion of our network by collocating our networking equipment in the incumbent local exchange companies’ end offices to provide service over our own network. We have, and continue to improve, the automation of the business processes required to provide local network-based services.  We are utilizing next generation networking equipment for the build-out of our network in Grand Rapids and certain other areas in Michigan, as well as in the Atlanta market.

Our business strategy is to serve small and medium-sized businesses, in addition to residential consumers, in those areas where we have our own network facilities. Expansion into this business market increases our addressable market in such areas and permits us to leverage our investment in our network facilities due to the complementary telecommunication traffic or usage patterns of these business customers and our residential customers. We continue to explore acquisitions that will further expand our marketing footprint.

Furthermore, we utilize enhanced extended links, or EELs, which are a combination of dedicated interoffice transport and high capacity loops, to provide T-1 level services to medium-sized businesses. While the FCC did not explicitly restrict the availability of EELs, the incumbent local exchange companies have taken the position that EELs are not available in any geographic area where DS1 transport is not available as a network element at TELRIC rates. A negative determination on this issue by the FCC or the public utility commission in any state in which we provide services could negatively affect our network rollout and results of operations.

Where competitive local exchange carriers are deemed “impaired,” under the FCC’s new rules, they are permitted to lease unbundled network elements at rates determined by state PUCs employing the FCC's TELRIC forward looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the TELRIC methodology and wholesale pricing rules for communications services made available for resale by incumbent local exchange companies in accordance with the 1996 Act. This proceeding will comprehensively re-examine whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an incumbent local exchange company's network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing Regional Bell Operating Company network facilities and overstating efficiency assumptions. We have participated in this proceeding as a member of a consortium of competitive local exchange companies. To date, the FCC has not issued revised TELRIC rules; thus the TELRIC methodology still governs our pricing for loops purchased from the incumbent local exchange companies. We cannot predict if the FCC will order new TELRIC pricing or if Congress will amend the 1996 Act, affecting such pricing. The application and effect of a revised TELRIC pricing model on the communications industry generally and on certain of our business activities cannot be determined at this time but it would have a material impact on our business.

On December 12, 2005 the FCC granted, in part, a petition for forbearance filed by Qwest Corporation seeking relief from statutory and regulatory obligations that apply to it as the incumbent local exchange company in the Omaha-Council Bluffs, NE-IA Metropolitan Statistical Area (“Omaha MSA”). The FCC relieved Qwest of certain legacy monopoly regulations after finding that the Omaha MSA was subject to facilities-based competition, including the substantial infrastructure investment made by Cox Communications, Inc. in its competitive network. Specifically, the FCC relieved Qwest of the obligation to provide unbundled network elements to competitors in 9 of Qwest’s 24 wire center service areas in the Omaha MSA. The FCC left in place, however, unbundling requirements such as interconnection and interconnection-related collocation obligations, as well as Section 271 obligations to provide wholesale access to local loops, local transport, and local switching at just and reasonable rates. For mass market telephone services, the FCC granted Qwest relief from dominant carrier regulations that apply to it in the entire Omaha MSA. Specifically, the Commission granted Qwest’s request to forbear from applying price cap, rate of return, 15-day tariffing and 60-day discontinuance regulations to Qwest for its provision of interstate mass market exchange access services and broadband Internet access services. On October 6, 2005, the incumbent local exchange company in Alaska asked that similar forbearance relief be granted in the Anchorage, Alaska market. We expect other incumbent local exchange carriers to file similar petitions covering other markets.

Broadband Services

On March 25, 2005, the FCC issued an order finding that a state commission may not require an incumbent local exchange carrier to provide digital subscriber line (“DSL”) service to an end user customer over the same unbundled network element loop that a competitive local exchange provider uses to provide voice services to that end user. Incumbent local exchange carriers, with the exception of AT&T and Verizon for a limited period of time as a result of the FCC’s merger orders, may now lawfully refuse to offer stand-alone DSL service to their retail customers, making it more difficult for us to attract new voice customers that want to retain their existing incumbent-provided DSL service.

On August 5, 2005, the FCC issued an order finding that wireline broadband Internet access services are “information services” functionally integrated with a telecommunications component and therefore eliminated the long-standing requirement that incumbent local exchange companies share the underlying transmission component used to provide Internet access services. The FCC had previously required facilities-based providers to offer that wireline broadband transmission component separately from their Internet service as a stand-alone service on a common-carrier basis, and thus had previously classified that component as a telecommunications service. As a result, incumbent local exchange companies may now refuse to offer underlying broadband transmission services to unaffiliated providers of broadband services or charge above-cost rates that make it economically infeasible for unaffiliated providers to compete with the incumbent local exchange company’s broadband services. We use unbundled high capacity services purchased from incumbent local exchange carriers as network elements to provide Internet access to some of our customers. These carriers may contend that, as a result of the FCC’s wireline broadband order, they will no longer provide high capacity facilities as network elements for use in providing Internet access. If so, we may be forced to substitute higher priced special access services for this purpose.

Subsequently, Verizon filed a petition asking the FCC to extend the Wireline Broadband Order to all packetized and optical special access services. If granted, this would enable incumbent local exchanges companies to offer most services that are not TDM-based on an unregulated basis. The petition is one that asks the FCC to forbear from regulation of its packetized and optical services, and the deadline for decision is March 19, 2006.

SBC-AT&T and Verizon-MCI Mergers and the Announced AT&T-BellSouth Merger

On October 31, 2005, the FCC approved the SBC-AT&T and Verizon-MCI mergers, subject to certain conditions. The merger conditions, which the FCC set out in two separate orders issued on November 17, 2005, include: (1) the Regional Bell Operating Companies are prohibited from affirmatively seeking any increase in state-approved rates for unbundled network elements for a period of two years from the respective merger closing dates; (2) the Regional Bell Operating Companies shall not raise rates for DS1 and DS3 private line service provided by AT&T and MCI for a period of 30 months from the respective merger closing dates; (3) the Regional Bell Operating Companies shall not increase their interstate access rates for a period of 30 months following the respective merger closing dates; (4) for a period of 30 months following the merger closing dates, the Regional Bell Operating Companies will not provide special access offerings to their wireline affiliates that are not available to other similarly situated special access customers on the same terms and conditions; and (5) within 12 months of the respective merger closing dates, the Regional Bell Operating Companies will offer “stand-alone” Asynchronous Digital Subscriber Line (“ADSL”) service throughout their regions for two years. The mergers of AT&T with SBC and Verizon with MCI effectively eliminated the two largest competitive local exchange carriers in the United States, each of which was a strong voice in federal and state lobbying related to telecommunications matters. These mergers will place an increased demand on our resources and employees for lobbying and other regulatory matters and there can be no assurances that our efforts will prove effective.

On March 5, 2006, AT&T and BellSouth announced that they had entered into an agreement to merge the companies. The proposed merger, which is subject to regulatory approval, will merge our two largest vendors into one entity. This merger, if completed, may have an adverse impact on our business.

Interconnection Agreements

Pursuant to FCC rules implementing the 1996 Act, we negotiate interconnection agreements with incumbent local exchange companies to obtain access to unbundled network elements and other services, generally on a state-by-state basis. These agreements typically have two- to three-year terms. We currently have interconnection agreements, or their equivalent, in effect with AT&T, BellSouth, Verizon and Qwest in the states where such companies act as the incumbent local exchange company. Our agreements generally are subject to amendment based upon a change of law. Following the adoption or vacating of unbundling rules, the incumbent local exchange companies typically invoke the change of law provisions in our interconnection agreements. These provisions generally provide that when a party to the agreement believes that its obligations under the agreement have changed as a result of a change in applicable law, it may request that the other party enter into negotiations to amend the agreement, and that in the event the parties are unable to agree upon an amendment, the dispute is to be arbitrated either by a neutral arbitrator or by the relevant state commission.

We have participated in and continue to participate in generic “change of law” proceedings to determine the affect of the change of law on the various unbundling rules as a result of the TRO and TRRO. We have signed “change of law” amendments as required by those proceedings. The affect of these amendments are to implement the TRO and TRRO into our interconnection agreements, thereby eliminating our access to local switching and curtailing our access to unbundled loops and transport as required by the FCC rules.

We are in the process of renegotiating certain of our interconnection agreements and/or replacing them by opting into other carriers’ existing agreements. In addition, due to regulatory changes, we are frequently negotiating amendments to our existing interconnection agreements to reflect these changes. We are generally negotiating these agreements with little leverage or ability to actually negotiate the terms. If any negotiation process does not produce, in a timely manner, an interconnection agreement that we find acceptable, we may petition the applicable PUC to arbitrate any open issues. Arbitration decisions in turn may be reviewed by federal courts. We cannot predict how successful we will be in negotiating terms critical to our provision of local network services, and we may be forced to arbitrate certain provisions of necessary agreements. Pending the completion of such proceedings and approval of successor agreements, we operate in these states with these incumbent local exchange companies under the rates, terms and conditions of the predecessor agreements pursuant to their evergreen provisions. Other interconnection agreement arbitration proceedings before various state commissions brought by other carriers may result in decisions that could affect our business, but we cannot predict the extent of any such impact. As an alternative to negotiating an interconnection agreement, we may adopt, or opt into, another carrier's approved agreement, in its entirety. We cannot predict whether an acceptable alternative will be available for us to opt into at such time as we are looking for a new or successor agreement in any given state with a particular incumbent local exchange company.

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

Access Charges

We pay access charges to local exchange carriers for the origination and termination of our long distance communications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the extent access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill long distance providers access charges for the origination and termination of those providers' long distance calls. Accordingly, in contrast with our long distance operations, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects and remits access charges, we must properly track and record the jurisdiction of our communications traffic and remit or collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that we have been improperly recording the jurisdiction of our communications traffic could have a material adverse effect on our business.

The FCC has indicated that its existing carrier compensation rules constitute transitional regimes that will conclude upon the establishment of a new interstate intercarrier compensation regime based on bill-and-keep or another alternative. Because we both make payments to and receive payments from other carriers for the exchange of local and long distance calls, we will be affected by changes in the FCC's intercarrier compensation rules. We cannot predict the impact that any such changes may have on our business.

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

    During late 2005, petitions for declaratory ruling were filed by SBC, Vartec, Grande and Frontier asking the FCC to clarify in various ways the extent to which IP-enabled services are subject to the assessment of switched access charges, and how access charge liability should be parsed out when several carriers participate in the transport and termination of IP-enabled services. During the same timeframe, two carriers and a coalition of mid-sized incumbent local exchange companies asked the FCC to adopt new rules designed to reduce the amount of so-called “phantom traffic” terminated over their networks. Traffic is referred to as “phantom” when it lacks certain signaling information required to determine its originating location or jurisdictional character. Resolution of these petitions could result in the imposition of access charges on certain IP-based services.

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

    On November 3, 2005, BellSouth filed a petition at the FCC asking the commission to revise the system by which the costs of implementing local number portability are recovered. Specifically, BellSouth has asked the Commission to move from a system where cost recovery is allocated according to a carrier’s proportion of overall industry revenue to a cost recovery mechanism based on usage. If adopted, the modifications could significantly increase our LNP charges.

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

Network Information

FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information, or CPNI, includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC's initial CPNI rules prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. Certain states have also adopted state-specific CPNI rules. On January 30, 2005 the FCC issued an order requiring all wireline and wireless carriers to file with the Federal Communications Commission ("FCC" or "Commission") a certificate verifying that they are in full compliance with the Commission's customer proprietary network information ("CPNI") rules. We use our subscribers' CPNI in accordance with applicable regulatory requirements and complied with the FCC’s January 30, 2005 order. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, on February 10, 2006, the Commission released the text of a Notice of Proposed Rulemaking asking for comment on whether various proposals are feasible and/or advisable: (a) requiring carriers to adopt a consumer-set password system; (b) requiring carriers to record audit trails which would show all instances when a customer’s CPNI records were accessed, what information was disclosed and to whom; (c) requiring data stored by carriers to be encrypted; (d) requiring carriers to remove identifying information from customer records they maintain; and (e) requiring carriers to notify customers when the security of CPNI may have been breached. We cannot predict whether any or all of these proposals will be ultimately adopted by the Commission or what the impact of implementation of new CPNI rules would have on our operations.

Billing

In 1999, the FCC first adopted its so-called “Truth-in-Billing” rules, which specify the information that must be included in, and the format of, carrier invoices for telecommunications services. The primary objective of the FCC’s Truth-in-Billing regulations is to reduce telecommunications fraud, including slamming and cramming, by making telephone bills easier for subscribers to read and understand. Pursuant to the Truth-in-Billing rules, carrier bills must be clearly organized and “clearly and conspicuously” satisfy the following requirements: (1) identify each service provider associated with each charge on the bill; (2) where charges for more than one carrier appear on the same bill separate charges by service provider; (3) identify any “new” service provider, that is, a service provider that did not bill the subscriber for service during the previous billing cycle; (4) describe billed charges by use of a brief, clear, non-misleading, plain language description of the service or services rendered; (5) distinguish between “deniable” and “non-deniable” charges, i.e., where a bill contains charges for basic local service, the bill must distinguish between charges for which non-payment will result in the disconnection of basic local service and those charges for which non-payment will not result in such disconnection; and (6) carriers must include a toll-free number for billing questions.

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

Where communications service providers have offered enhanced services in addition to their communications services, the FCC and state PUCs generally have exempted the enhanced service component and its associated revenue from legacy communications regulations. Some of the services we provide are enhanced services. Future and pending FCC and state proceedings may significantly affect our future provision of enhanced services.

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

Several pending FCC proceedings will affect the regulatory status of Internet telephony. On February 12, 2004, the FCC adopted a notice of proposed rulemaking to address, in a comprehensive manner, the future regulation of services and applications making use of Internet protocol, including VoIP. In the absence of federal legislation, we expect that through this proceeding, the FCC will resolve certain regulatory issues relating to VoIP services and develop a regulatory framework that is unique to IP telephony providers or that subjects VoIP providers to minimal regulatory requirements. We cannot predict when the FCC may take such actions. The FCC may determine that certain types of Internet telephony should be regulated like basic interstate communications services, rendering VoIP calls subject to the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis. The FCC also may conclude that Internet telephony providers should contribute to the USF. The FCC's pending review of intercarrier compensation policies (discussed above) also may have an adverse impact on enhanced service providers.

In a series of decisions issued in 2004, the FCC clarified that the FCC, not the state PUCs, has jurisdiction to decide the regulatory status of certain IP-enabled services, including certain types of VoIP. On November 12, 2004, in response to a request by Vonage Holdings Corp. (“Vonage”), a VoIP services provider, the FCC issued an order preempting the Minnesota PUC from imposing traditional telephone company regulation of VoIP service, finding that the FCC alone could make such decisions because the service cannot be separated into interstate and intrastate communications without negating federal rules and policies. In September 2003, the Minnesota PUC had issued an order requiring Vonage to comply with Minnesota laws that regulate telephone companies. That order was appealed to the U.S. District Court for the District of Minnesota, which issued a permanent injunction based on its determination that federal communications law preempts the Minnesota PUC from imposing state law common carrier telecommunications regulations on information service providers such as Vonage. The Minnesota PUC appealed the judgment to the U.S. Court of Appeals for the Eighth Circuit. While the appeal was pending, the FCC issued its preemption order. In an order filed December 22, 2004, the Eighth Circuit concluded that the intervening FCC preemption order was binding on the court and could not be challenged in the litigation. On that basis, the Court of Appeals affirmed the judgment of the district court, that the Minnesota PUC did not have jurisdiction to regulate the provision of the Vonage services. Four state commissions, including Minnesota, and the National Association of State Utility Consumer Advocates (“NASUCA”) have asked federal appeals courts to overturn the FCC’s November 2004 order.

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

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing and 911 emergency access, may be subject to federal or state regulation. For instance, in 2002 the FCC undertook an examination of whether emergency 911 requirements should be extended to packet-based networks and services, and on June 3, 2005 it released an order requiring providers of certain Voice over Internet Protocol services to provide enhanced 911 emergency services to their customers. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from Regional Bell Operating Companies or other communications companies could increase our costs of providing service.

Taxes and Regulatory Fees

We are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to a 3% Federal excise tax on communications service, FCC regulatory fees and PUC regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

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

Federal Legislation

For the past several years, there has been a concerted effort, particularly by the regional bell operating companies and their allies, to rewrite the 1934 Act and the 1996 Act by repealing or weakening their pro-competition provisions. Until recently, that effort did not gain much traction, but, with the introduction of legislation in both the House and Senate in 2006, the dynamics have shifted, and the Congress has begun to consider seriously moving legislation.

In the Senate, in late 2005, Senator Ensign (R-NV) and 14 co-sponsors introduced S. 1504, the Broadband Investment and Consumer Choice Act, which would grant extensive regulatory relief to the regional bell operating companies and other incumbent local exchange carriers. Soon thereafter Senator Jim DeMint (R-SC) introduced legislation that would phase out most existing telecommunications regulations. As drafted, both pieces of legislation would phase out most existing interconnection and network unbundling requirements over time. Partially in response to the Ensign bill, the Chairman of this Committee, Senator Ted Stevens (R- AK), has announced a sweeping set of hearings to review a broad range of telecommunications issues - from regulation and competition to intercarrier compensation and USF. These hearings began in earnest in January, and the Chairman is likely to introduce legislation after the hearings.

In the House, the Chairman (Joe Barton (R-TX)) and the Ranking Democrat (John Dingell (D-MI)) of the Energy and Commerce Committee directed their staff in September 2005 to release a draft bill. While not as deregulatory as the Ensign and DeMint bills, this draft also substantially limits the pro-competition provisions of the 1996 Act. The staff has received voluminous comments from a large number of companies and groups, many of whom criticized one or more provisions of the draft. Staff later released a new version of the bill, but it was not supported by the Democrats on the Committee because it took a much more pro-regional bell operating company view on critical issues. Hearings were held on this bill, and, once again, the staff is redrafting, but any new draft is unlikely to appease the many opponents of the legislation. These range from competitive providers, who are upset about the deregulatory provisions, to cable operators and municipalities, who oppose the video franchising relief awarded the incumbent local exchange companies. Despite the opposition, Chairman Barton has stated that he would like the Telecommunications Subcommittee to consider the bill in March 2006 and for the full Committee to consider the bill in late March or April. The chances of enactment of such sweeping federal telecommunications legislation in 2006 is uncertain. However, passage of any such legislation could substantially reduce or eliminate our ability to interconnect with incumbent local exchange carriers or lease their unbundled facilities at cost-based rates.

Additional legislation during 2006 is possible to address Congressional concerns that the FCC does not have jurisdiction to extend USF assessments to intraLATA and local calling, to clarify the scope of FCC jurisdiction over VoIP services, and to limit the ability of local governments to require telephone companies to obtain video franchise rights. Legislation is also possible to address customer proprietary network information to address Congressional concerns with regard to impersonation of consumers in order to illegally obtain calling information (pre-texting) as well as other issues relating identify fraud and privacy. We are unable to predict when any such legislation will be enacted and if such legislation will have an impact on our operations.

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

Rates for intrastate switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and /or terminated. Such regulation by states could have a material adverse affect on our revenues and business opportunities within that state. State PUCs also regulate the rates incumbent local exchange companies charge for interconnection of network elements with, and resale of services by, competitors. In response to the USTA II decision and the FCC's TRO and TRRO proceedings, some state commissions have continued proceedings to address issues affecting the rates, terms and conditions of intrastate services while other states suspended or terminated their proceedings. Any such proceedings may affect the rates, terms, and conditions contained in our interconnection agreements. The pricing, terms and conditions under which the incumbent local exchange company in each of the states in which we currently operate offers such services may preclude our ability to offer a competitively viable and profitable product within these and other states prospectively.

Some states are considering enactment of legislation that would deregulate incumbent local exchange company broadband facilities and services. If such legislation became law, it could prevent state regulators from requiring that incumbent local exchange companies allow competitive carriers to interconnect with critical facilities used to provide broadband services on reasonable terms.

In November 2005, the Michigan Telecommunications Act was renewed for four years and was amended to eliminate retail price regulation over most telecommunication services.

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

OUR COMPETITION

We face significant competition in all of our service areas, both residential and business. The telecommunications industry is highly competitive. Major participants in the industry regularly introduce new services and marketing activities. Competition in the telecommunication industry is based upon the ability to offer services at competitive prices, customer service, billing service and perceived quality. We face competition in all of our service areas, including voice, data, Internet, managed services, etc. Competition has led to lower prices for services.

Our principal competitors are AT&T and BellSouth, incumbent local exchange companies in our networked markets. On March 5, 2006, AT&T and BellSouth announced that they had entered into an agreement to merge the companies. The proposed merger, which is subject to regulatory approval, if completed, may have an adverse impact on our business. The incumbent local exchange companies are well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services and high speed Internet access, with long distance telephone services. The incumbent local exchange companies' name recognition in their existing markets, the established relationships that they have with their existing local service customers, their ability to take advantage of those relationships, and the FCC’s final rules regarding the unbundled network element platform that are favorable to the incumbent local exchange companies, also make it more difficult for us to compete with them. These companies as well as other incumbent local exchange companies and the major carriers, including Verizon, have targeted price plans at residential customers with significantly simplified rate structures and with bundles of local services with long distance, which may lower overall local and long distance prices. Competition is also fierce for the small and medium sized businesses that we also serve. In addition, other competitive local exchange carriers, cable televisions companies, direct broadcast satellite companies, other DSL resellers as well as technological substitutions such as VoIP, high-speed cable and broadband internet service, e-mail and wireless services are additional competitors to our services. Many of our competitors have greater financial, technical and marketing resources.

During 2005, the number of competitors in the telecommunication industry shrank significantly as a result of the FCC’s final rules regarding access to the incumbent local exchange companies’ networks. We expect other competitive local exchange carriers to likewise decide to cease marketing in 2006, resulting in very limited competition for the incumbent local exchange company.

EMPLOYEES

As of December 31, 2005, we employed approximately 1,100 persons. Following the acquisition of NTC, we employed approximately 1,500 persons as of January 4, 2006. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Our business is subject to extensive regulation that continues to change, and we are therefore exposed to a variety of risks.

Our marketing and provision of telecommunication services is subject to significant regulation and may be adversely affected by regulatory developments at the federal, state and local levels. These regulations can, among other things, affect the way we conduct our business, the types of services we may offer, how we can market our services, the rates we are permitted to charge for our services, the availability to us of services and network access that we may need from others and the rates we must pay them for these services and the use of their networks, all of which may reduce the revenue we generate from our operating activities and the profitability of our business. These regulations can affect the level of regulation of other telecommunication services providers, including the incumbent local exchange carriers, or ILECs, and their ability to compete with us. These regulations also determine the level of contribution we must make to state and federal telecommunication subsidy programs. If we fail to comply with applicable regulations, or if the regulations change in a manner adverse to us, including in any of the ways described in some of the following risk factors, our business and operating results may suffer.

Our own local network is dependent upon our ability to obtain access to key network elements from some of our primary competitors. If we are unable to obtain these elements on acceptable terms, we may not be able to continue to offer our telecommunications services on a profitable basis, if at all.

We will not be able to provide our local voice and data services on a profitable basis, if at all, unless we are able to obtain key network elements from some of our primary competitors on acceptable terms. To offer local voice and data services in a market, we must connect our network with the network of the incumbent carrier in that market. This relationship is governed by an interconnection agreement between us and the incumbent carrier. We also must lease from these or other providers the telephone and data transmission lines we need to connect customers to our network. Our ability to provide our local voice and data services is dependent on existing regulations that require these elements to be provided to us on specified terms and on the compliance by our competitors with these provisioning regulations. In addition, because we rely on a limited number of suppliers for access to these network elements, we are vulnerable to the risk that we may not be able to renew or renegotiate our contracts with these suppliers on favorable terms or be able to obtain services under these contracts promptly.

As a result of recent and pending regulatory changes, the incumbent carriers in the future may be able to increase significantly the rates they charge us for these network elements and services, or even decline to provide some of these network elements and services under certain circumstances. The rates that these or other providers may charge us under future interconnection, lease or resale agreements may not allow us to offer usage rates that are low enough to attract a sufficient number of network services customers or to operate at satisfactory profit margins. In addition, recent and pending regulatory developments and related judicial decisions have restricted the list of network components that incumbent carriers are required to make available on a nondiscriminatory basis to competitive carriers such as we.

These developments or future similar developments could limit or terminate our access to the network components we need to provide local voice and data services and maintain and expand our own local network and could adversely affect our ability to grow our customer base and cost-effectively offer services in our existing and planned markets.

Our need to comply with extensive government regulatory requirements could increase our costs and slow our growth and ongoing changes in regulatory requirements could adversely affect our competitive position.

We are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over us with respect to interstate and international services. For example, we must comply with various federal regulations, such as the duty to contribute to universal service subsidies. State regulatory commissions exercise jurisdiction over us because we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs at state agencies in most of the states in which we operate. Constructing a network and selling telephone service is also subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. Failure to comply with federal and state reporting and regulatory requirements may result in fines or other penalties, including loss of certification to provide services.

The ILECs with whom we compete generally have significantly greater resources than we do to pursue their regulatory and legislative agendas in the jurisdictions where we compete. State authorities may continue to relax restrictions on the ILECs through increased pricing flexibility for their services and other regulatory relief, which could have a material adverse effect on competitive service providers, including us. Future regulatory provisions may be less favorable to competitive service providers and more favorable to the ILECs. Changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, could have a material adverse effect on our business, operating results and financial condition.

Increased regulation of marketing may hinder our ability to obtain new customers and may expose us to increased costs and certain liabilities.

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

Our marketing efforts are carried out through a variety of marketing programs, including referrals from existing customers, outbound telemarketing, direct sales through independent contractors, broadcast media, online marketing initiatives and direct mail. In recent years, restrictions on the marketing of telecommunication services have become stricter, including the creation of national "do not call" databases, and the enforcement of the restrictions by federal and state regulatory authorities has intensified. Our marketing activities have subjected us to investigations or enforcement actions by government authorities. The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of our marketing efforts and subject them to enforcement actions, which may have an adverse effect on us.

Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunication carriers such as we. For example, the FCC rules that restrict the use of "customer proprietary network information" (information that a carrier obtains about its customers through their use of the carrier’s services) may make it more difficult for us to market additional telecommunication services (such as local and wireless), as well as other services and products, to our existing customers.

We are in a highly competitive industry.

We face significant competition in all of our service areas, both business and residential. The telecommunications industry is highly competitive. Major participants in the industry regularly introduce new services and marketing activities. Competition in the telecommunication industry is based upon the ability to offer services at competitive prices, customer service, billing service and perceived quality. We face competition in all of our service areas, including voice, data, Internet and managed services. Many of our competitors have greater financial, technical and marketing resources. Competition has led to lower prices for services.

Our principal competitors are AT&T and BellSouth, the incumbent local exchange carriers in our networked markets. The incumbent local exchange carriers are well-capitalized, well-known companies with significantly greater resources than we. They have the capacity to "bundle" other services, such as local and wireless telephone services and high speed Internet access, with long distance telephone services. On March 5, 2006, AT&T and BellSouth announced that they had entered into an agreement to merge the companies. The proposed merger, which is subject to regulatory approval, will merge our two largest vendors into one entity. This merger, if completed, may have an adverse impact on our business.

The incumbent local exchange carriers' name recognition in their existing markets, the established relationships that they have with their existing local service customers, their ability to take advantage of those relationships, and their ability to apply their significantly greater resources to influence applicable regulations in ways that are more favorable to them, also make it more difficult for us to compete with them. These companies as well as other incumbent local exchange carriers and the major carriers, including Verizon and Sprint Nextel, have targeted price plans at residential customers with significantly simplified rate structures and with bundles of local services with long distance, which may lower overall local and long distance prices. Competition is also fierce for the small- and medium-sized businesses that we also serve. Other competitive local exchange carriers, such as we, are competitors to our services.

We are also experiencing increasing competition from wireless communication companies. Telecommunications carriers that offer both wireless and landline telecommunications services can offer bundled services that may be more attractive to our customers than landline offerings alone. Mobile wireless is also "cannibalizing" long distance minutes and local landline installations. In addition, several wireless competitors operate or plan to operate wireless telecommunications systems that encompass most of the United States, which could give them a significant competitive advantage. We currently do not offer wireless services in our bundle of services. We could also face additional competition from users of new wireless technologies including, but not limited to, currently unlicensed spectrum.

Additionally, cable companies and companies using the cable lines for access to the customer, direct broadcast satellite companies, other DSL resellers, as well as technological substitutions such as Voice over Internet Protocol, or VoIP, high-speed cable and broadband internet service and e-mail are competitors to our services. Many of these service providers are able to offer service at lower prices and have begun replacing the traditional land line telecommunications provider, such as we.

If we are not able to compete successfully against our existing competitors and the new entrants into the telecommunication services market, our financial condition and results of operations could be materially and adversely affected.

We have increased and will continue to increase prices for those customers that we are unable to service over our own local network, which will result in increased customer attrition and associated loss of revenues.

As a result of the changes in government regulation that effectively prevent us from profitably obtaining new customers in markets where we do not have our own local network, we have increased rates for our existing customers that are located in such markets and plan to continue increasing rates for these customers to reflect the increasing costs to us of providing telecommunication services to them. While these price increases may increase our current revenues from such customers, it will adversely affect our ability to retain such customers on our service and negatively affect our revenues over time. These price increases will also result in these customers seeking other providers for their telecommunications needs, further bolstering the dominance of the incumbent local exchange companies, with whom we compete, in these markets.

We may be unable to replace those customers that leave our service.

Purchasers of our residential local bundled product, which represent the large majority of our customers, are not obligated to purchase any minimum amount of our services, and can stop using our services at any time without penalty. Our customers may not continue to buy their local and/or long distance telephone service through us. If a significant portion of our customers were to decide to purchase telecommunications service from other service providers, we may not be able to replace these customers. Furthermore, we do not intend to seek to replace those customers that are outside the service area of our local networks. A high level of customer attrition is common in the telecommunications industry, and our financial results are affected by this attrition. Attrition is attributable to a variety of factors, including our termination of customers for nonpayment, changes in the economy, public impression of the quality of our services and the initiatives of existing and new competitors who, to attract new customers, may

•	implement national advertising campaigns,

•	utilize telemarketing programs, and

•	provide cash payments and other forms of incentives.

While we cannot predict future pricing by our competitors, we anticipate aggressive price competition to continue. Lower prices offered by our competitors could contribute to an increase in our customer turnover, or churn.

We rely upon our local network, long-distance network, proprietary back office technology and information systems, and third parties to provide services to our customers. Interruption or failure of, or failure to manage, these systems increases the likelihood that we could incur losses or face other difficulties.

Since we operate our own local and long distance switches, our network is subject to the risk of significant interruption. Fires or natural disasters, for example, could cause damage to our switching equipment or to transmission facilities connecting our switches. Any interruption in our services over our network caused by such damage could have a material adverse impact on our financial condition and results of operations. In operating our network, we may be unable to connect and manage a large number of customers or a large quantity of traffic at high speeds. Any failure or perceived failure to achieve or maintain high-speed data transmission could significantly reduce demand for our services and adversely affect our operating results. In addition, computer viruses, break-ins, human error, natural disasters and other problems may disrupt our network. The network security and stability measures we implement may be circumvented in the future or otherwise fail to prevent the disruption of our services. The costs and resources required to eliminate computer viruses and other security problems may result in interruptions, delays or cessation of services to our customers, which could decrease demand, decrease our revenue and slow our planned expansion.

We rely on our proprietary back office technology to support all aspects of our operations. Should our systems fail and we are unable to return them to operation in an acceptable timeframe or lose valuable customer data, our operational and financial condition will be adversely affected. If we are unable to integrate the back-office systems of our newly acquired companies, or to maintain or enhance our back office information systems, we may not be able to expand our revenue as quickly as we plan or to compete effectively. Sophisticated back office information systems are vital to our revenue growth and our ability to monitor costs, bill customers, initiate, implement and track customer orders and achieve operating efficiencies. We must select products and services offered by third-party vendors and efficiently integrate those products and services into our existing back office operations. We may not successfully implement these products, services and systems on a timely basis, and our systems may fail to perform as we expect. A failure or delay in the expected integration or performance of our back office systems could slow the pace of our expected revenue growth or harm our competitiveness by adversely affecting our service quality.

We obtain services from various long distance and local carriers of telecommunications services for our customers. If these carriers fail to provide service or the provision of such services is interrupted, our customers would still hold us responsible and this could have a material adverse effect on our financial condition and results of operations.

We obtain the majority of our network equipment and software from third party suppliers. In addition, we rely on these suppliers for technical support and assistance. If any of our suppliers were to terminate our relationship or were to cease making the equipment we use, our ability to maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, such equipment could prove to be incompatible with our network or only compatible with significant modifications and cost. If we are unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired and our results of operations could be materially adversely affected.

Difficulties presented by natural disaster, economic, political, legal, health, accounting and business factors could negatively affect our business.

We provide services in various states across the United States. As a result, our business is subject to political and economic fluctuations in various states and geographic regions. In addition, we currently have physical assets and employees in sixteen states.

The day-to-day operation of our business is highly dependent on the integrity of our communications and information technology systems, and on our ability to protect those systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage our systems. Such events could disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States, or a major earthquake, hurricane, fire, or similar event that affects our central offices, corporate offices, network operations center or network equipment. We believe that communications infrastructures, such as the ones on which we rely, may be vulnerable in the case of such an event and our markets, which are generally urban markets, may be more likely to be the targets of terrorist activity. If we fail to manage these operations successfully, our ability to service our clients and grow our business will be seriously impeded.

We currently use soft-switching IP technology in lieu of traditional switching to offer local service in certain markets, which may result in operational failures and higher-than-anticipated costs.

We currently use soft-switching IP technology in certain markets to reduce our costs of servicing our existing and new customers. We are initially implementing the technology in Grand Rapids, Michigan and Atlanta, Georgia and continue to evaluate the use of this technology in other markets. IP technology enables voice and data services to be carried using common transport elements, reducing the cost of providing services compared to traditional circuit switched technology. However, in contrast to the legacy circuit-switch technology used by the ILECs and other providers of communications services, our network is based on IP technology. This technology is much newer than that used by the legacy carriers and has not been used on active networks for as long. Although we believe that IP technology is well-designed for the provision of a broad array of communications services to large numbers of users, we have and could continue to encounter difficulties in adapting our IP-based network to meet the requirements of future technological advancements or to handle increasingly higher volumes of voice and data traffic as we grow our business or as our customers’ usage increases. Further, the newer IP technology may prove to be unreliable over a long period of time. Any failure of our network could cause us to lose market share and could materially harm our results of operations.

We must continue to keep pace with technological changes in our industry in order to succeed.

We face rapid and significant changes in technology. The telecommunications industry has changed significantly over the past several years and is continuing to evolve rapidly. Emerging technologies and services, such as VoIP applications, broadband services and advanced wireless offerings, could alter the economic conditions under which the telecommunications industry operates. New technologies also could lead to the development of new, more convenient and cost-effective services. In addition, the preferences and requirements of customers are rapidly changing. Our ability to retain current customers and attract new customers may be highly dependent on whether we choose the technologies that have the greatest customer acceptance, are able to adopt these new technologies and offer new services when appropriate, or can compete successfully against other service providers that use these new technologies. We cannot predict the effect of technological changes on our business. The development and offering of new services in response to new technologies or consumer demands may require us to increase our capital expenditures significantly.

We depend upon qualified personnel to implement our strategy and achieve our goals. The loss of qualified personnel or our inability to attract and retain key personnel could materially harm our business.

Our success in implementing our strategy and achieving our goals will depend, in large part, upon the contributions of our qualified technical, marketing, programming, engineering, sales and management personnel. We also rely on independent contractors to market and sell our services. If we are unable to attract and retain experienced and motivated personnel, including a large and effective direct sales force, we may not be able to obtain new customers or sell sufficient amounts of service to execute our business plan.

Competition for qualified personnel is intense. The loss of the services of qualified personnel, or the inability to attract, retain and motivate qualified personnel, may prevent us from achieving our goals and could have a material adverse effect on our business, financial condition and results of operations. We do not have "key man" life insurance on any of our officers or directors.

The rapid development of our own network and the efforts to expand its capacity and our customer base places a significant strain on our management, operational, financial and information management systems and controls, personnel and other resources. Failure to implement and improve the operational and financial information management systems and controls necessary to support this growth and to maintain our other resources at a pace consistent with industry changes and the growth of our business could cause customers to switch to other telecommunication service providers, which would have a material adverse effect on us.

Failure to provide adequate service to our customers could have a negative effect on our financial condition.

We are focused upon providing our customers with quality service. We believe that satisfactorily servicing our customers will encourage customers to remain on our service and positively separate us from our competitors. If we are unable to provide adequate service to our customers, including customer service, we could experience greater attrition of our existing customers and a decrease in new customers, which could have a negative effect on our financial condition.

If we are unable to successfully continue our acquisition strategy, our growth may suffer.

In the past twelve months, we have relied on our acquisitions of other companies to supplement our internal expansion of our network and customer base and a significant portion of our current network assets and lines on net have been added through these acquisitions. In that period, we have acquired customers and assets through our acquisitions of LDMI and NTC. In connection with these acquisitions, we expended an aggregate of approximately $39 million of our cash-on-hand and issued 1.8 million shares of our common stock. While we intend, as part of our growth strategy, to actively seek to identify and pursue further acquisitions on acceptable terms, which could include the payment of cash or the issuance of shares of our stock, we do not know whether we will be able to make such acquisitions or the size, timing or terms thereof. If we are unable to continue to identify, fund and complete acquisitions on acceptable terms, our ability to implement our growth strategy and continue the expansion of our network and customer base could be significantly hampered, with potentially adverse consequences to our competitive flexibility, revenues and operating results.

We may not be successful with the integration of our acquisitions.

As part of our growth strategy, we seek to supplement internal expansion with targeted acquisitions. We may not be successful in integrating any newly acquired businesses into our operations. The integration of acquired businesses poses a number of significant risks, including the following:

•	we may be unable to retain skilled management, technical, sales and back office personnel of acquired companies;
•	customers of acquired companies may resist our marketing programs, pricing levels or services;
•	we may not successfully incorporate the services of acquired businesses into our package of service offerings;
•	the attention we can devote to any one acquired company may be restricted by our allocation of limited management resources among various integration efforts;
•	our acquisition and integration activities may disrupt our ongoing business activities;
•	we may be unable to maintain uniform standards, controls, procedures and policies throughout all of our acquired companies; and
•	our relationships with vendors may be adversely affected.

We have never attempted to integrate operating platforms of this scale, or with the necessity to serve business customers, and there can be no assurance that we will be successful in integrating these customers or be able to enhance these systems on a timely basis. Even if acquired companies eventually contribute to an increase in our profitability, the acquisitions may adversely affect our operating results in the short term. Our operating results may decrease as a result of transaction-related expenses we record for the period in which we complete an acquisition. Our operating results may be further reduced by the higher operating and administrative expenses we may incur in the periods immediately preceding and following an acquisition as we seek to integrate the acquired business into our operations.

Furthermore, companies that we may acquire may not have adequate controls and procedures, including internal control over financial reporting, or may have control systems that are not compatible with ours. We will be required to integrate these companies with our disclosure and financial reporting controls and procedures. Our failure to do so in a timely manner could have the adverse results discussed below under the heading, “There are risks with our financial reporting.”

We may be required to seek financing to support our ongoing efforts to implement our growth strategy through acquisitions.

We have to date been meeting our ongoing cash requirements (including for the conduct of our operations, acquisitions and capital expenditures) from our cash-on-hand and from cash generated from operations. However, our continued growth through further acquisitions, may require that we seek alternative sources of funding. While we believe that we would have access to financing in the public or private markets, there can be no assurance as to the timing, amounts, terms or conditions of any such financing or whether it could be obtained on terms acceptable to us. The terms of any debt financing will likely include restrictive covenants that could limit our operating flexibility and our flexibility in planning for, or reacting to changes in, our business, any of which could place us at a competitive disadvantage.

There are risks with our financial reporting.

We have reported material weaknesses in our internal control over financial reporting in the past and additional material weaknesses could be identified in the future. These control deficiencies resulted in the restatement of our financial statements for each of the quarters in 2003 and year ended December 31, 2003, and the first, second and third quarters of 2004 and certain audit adjustments to the fourth quarter 2004 financial statements.

Any failure by us to maintain or implement required new or improved controls or to integrate any newly acquired companies with such controls, or any difficulties we encounter in their implementation or such integration, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness could result in errors in our financial statements, including errors that would not be prevented or detected, which in turn could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We own a 24,000 square foot facility in New Hope, Pennsylvania that serves as our headquarters and is the location of executive, finance, marketing, legal and certain information technology development departments. We also own a 32,000 square foot facility located in Palm Harbor, Florida for our sales, provisioning and customer service operations. We lease 10,000 square feet of office space in Reston, Virginia, that is the location of our networking personnel and our network management center. We lease 43,000 square feet of office space in Southfield, Michigan, (LDMI’s former headquarters) that is the location of certain networking, sales, finance and information technology personnel. We also lease 54,000 square feet of office space in Pensacola, Florida, (NTC’s former headquarters), where certain networking, sales, finance and information technology personnel are located.

We also lease properties in the cities in which switches for our network have been installed and where we have local sales offices. These other leased facilities included, as of March 1, 2006, 22 office facilities and nine switch facilities in 25 U.S. cities.

ITEM 3. LEGAL PROCEEDINGS.

We are party to a number of legal actions and proceedings arising from our provision and marketing of telecommunications services (including matters involving do not call, customer proprietary network information and billing regulations), as well as certain legal actions and regulatory matters arising in the ordinary course of business. We believe that the ultimate outcome of the foregoing actions will not result in a liability that would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 1, 2006, were as follows:

Name	Age	Position

Edward B. Meyercord, III (1)	40	Chief Executive Officer, President and Director
Warren Brasselle	48	Executive Vice President - Network Operations
Jeffrey Earhart	44	Executive Vice President - Customer Operations
Aloysius T. Lawn, IV	47	Executive Vice President - General Counsel and Secretary
Timothy W. Leonard	45	Chief Information Officer
Patrick O'Leary	50	Executive Vice President - Business Services
Thomas Walsh	46	Senior Vice President - Finance and Treasurer
Paul Walker	41	Senior Vice President - Marketing
Mark Wayne	48	Senior Vice President - Business Sales
David G. Zahka	46	Chief Financial Officer

(1)	Director whose term expires in 2006.

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

WARREN BRASSELLE. Mr. Brasselle currently serves us as Executive Vice President - Network Operations. Between April 2000 and February 2004, Mr. Brasselle served us as Senior Vice President - Operations. Prior to joining us, Mr. Brasselle was Vice President of Operations for Cable and Wireless North America since 1996, where he was broadly responsible for the design, provisioning, and maintenance of Cable & Wireless' voice, data, and IP network. Mr. Brasselle also held a variety of operational positions at MCI and Williams Telecommunications.

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

PATRICK O'LEARY. Mr. O'Leary currently serves as our Executive Vice President - Business Services. Mr. O'Leary joined us in July 2005 in connection with our acquisition of LDMI, where he served as Chairman of the Board, Chief Executive Officer and President. Prior to joining LDMI in 1995, Mr. O'Leary served as the Director of Marketing for Allnet Communications, a telecommunications provider.

THOMAS M. WALSH. Mr. Walsh joined us in September 2000 and currently serves as our Senior Vice President - Finance and Treasurer. Before joining us, he served as director of finance at Comcast Cellular Communications, a telecommunications company, from 1996 to 1999, and Regional Controller of SBC Mobil Systems, a successor corporation, from 1999 to 2000. Prior to Comcast Cellular Communications, he worked for Call Technology Corporation, a telecommunications company, where he was responsible for all finance and accounting functions as Chief Financial Officer. Prior to his tenure with Call Technology Corporation, Mr. Walsh served as an Audit Manager for Ernst & Young. Mr. Walsh is a Certified Public Accountant.

PAUL WALKER. Mr. Walker joined us in January 2005 and currently serves as our Senior Vice President - Marketing. Prior to joining us, he served as the Director of Marketing for Worldnet, a telecommunications division of AT&T, for fourteen years.

MARK WAYNE. Mr. Wayne currently serves as our Senior Vice President - Business Sales. Mr. Wayne joined us in July 2005 in connection with our acquisition of LDMI, where he served as the Executive Vice President of Sales and Marketing. Prior to joining LDMI in 2001, he served as President, Chief Operating Officer and a member of the Board of Directors of BullsEye Telecom. Prior to that, he served as director of marketing, local services at Midcom Communications and vice president, marketing and vendor relations at USN Communications in Chicago. Mr. Wayne also spent 13 years at Ameritech, where he was a senior director at Ameritech Information Industry Services.

DAVID G. ZAHKA. Mr. Zahka joined us in December 2001 as Chief Financial Officer. Before joining us, he spent more than 15 years with PaineWebber Incorporated, and its successor UBS Warburg, where he served most recently as Executive Director of the Financial Sponsors Group. At PaineWebber, Mr. Zahka also served as Senior Vice President of Debt Capital Markets and First Vice President of its Utility Finance Group.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information; Holders; Dividends

Our common stock, $.01 par value per share, is traded on the Nasdaq National Market under the symbol "TALK." As of March 1, 2006, there were approximately 870 record holders of our common stock. We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. High and low quotations listed below are actual closing sales prices as reported by the Nasdaq National Market:

Common Stock	Price Range Of Common Stock
	High	Low
2004
First Quarter	$12.05	$8.14
Second Quarter	10.05	7.07
Third Quarter	7.70	5.05
Fourth Quarter	7.47	5.01
2005
First Quarter	6.71	5.85
Second Quarter	10.21	6.26
Third Quarter	11.61	8.58
Fourth Quarter	10.01	8.63

Stock Purchases

We made no purchases of our common stock in the quarter ended December 31, 2005. On June 1, 2004, we announced that our Board of Directors had authorized a share buy back program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time on the open market and in private transactions. There is currently no stated expiration date for this program and through December 31, 2005, we had not purchased any shares under this program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

The information called for by Part III of Form 10-K (Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Item 14 — Principal Accounting Fees and Services), to the extent not set forth in Part I of this Form 10-K Report under the caption“EXECUTIVE OFFICERS OF THE REGISTRANT,” is incorporated by reference from our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates. The information regarding our executive officers included in Part I of this Annual Report under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” is incorporated herein by reference.

 PART IV

ITEM 15. EXHIBITS

(a)

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

4.1	Specimen of Talk America Holdings, Inc. common stock certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Form of Warrant Agreement for MCG Credit Corporation dated August 9, 2000 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.3	Form of Warrant Agreement for MCG Credit Corporation dated October 20, 2000 (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2000).

4.4	Form of Warrant Agreement for MCG Finance Corporation dated October 20, 2000 (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Employment Agreement with Aloysius T. Lawn, IV dated July 30, 2004 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.2	Employment Agreement with Edward B. Meyercord, III dated January 1, 2004 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2003).*

10.3	Tel-Save Holdings, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 33-94940)).*

10.4	Stock Option Agreement, dated as of November 13, 1998, with Gabriel Battista (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 20, 1999).*

10.5	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K dated January 20, 1999).*

10.6	2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-4 (No. 333-40980)). *

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

10.9	Employment Agreement with Thomas M. Walsh dated as of May 9, 2005 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated March 31, 2005).*

10.10	Indemnification Agreement with Thomas M. Walsh dated as of August 7, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated November 14, 2000).*

10.11	Non-Qualified Stock Option Agreement with Thomas M. Walsh dated as of August 7, 2000 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated November 14, 2000).*

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

10.14	Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 (File No. 333-52166).*

10.15	Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 (File No. 333-52166).*

10.16	Employment Agreement with Jeffrey Earhart dated July 30, 2004 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.17	Employment Agreement with Warren Brasselle dated July 30, 2004 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.18	Employment Agreement with Timothy Leonard dated March 15, 2005 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2004).*

10.19	Lease by and between Talk America Inc. and BTS Owners LLC, dated as of July 1, 2003 (incorporated by reference to Exhibit 10.24 to our annual Report on Form 10-K for the year ended December 31, 2003).

10.20	Amendment to Office Lease by and between Michigan Plaza LLC (predecessor-in-interest to BTS Owners LLC) and Talk America Inc. dated November 30, 2005 (filed herewith).

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

10.23	Our 2001 Non-Officer Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 (File No. 333-74820).*

10.24	Office Lease by and between TMT Reston I & II, Inc. and Talk America Inc. dated as of September 16, 2005 (filed herewith).

10.25	Our 2003 Long Term Incentive Plan (incorporated by reference to Exhibit B of our Definitive Proxy Statement filed on May 6, 2003).*

10.26
Second Amendment to Rights Agreement, dated as of December 13, 2002, to the Rights Agreement dated as of August 19, 1999, by and between Talk America Holdings, Inc., First City Transfer Company and Stocktrans, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2002).

10.27	2005 Executive Officer and Management Bonus Program Summary (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2005) *

10.28	2005 Supplemental Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.2to our Current Report on Form 8-K filed on April 26, 2005). *

10.29
Consulting Agreement between Talk America Holdings, Inc. and Gabriel Battista, dated as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 1, 2005).

10.30	Indemnification Agreement with Edward B. Meyercord, III dated January 1, 2004 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.31	Employment Agreement with Gabriel Battista dated January 1, 2004 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).*

10.32
Agreement and Plan of Merger dated May 23, 2005 among LDMI Telecommunications, Inc., Talk America Holdings, Inc. and Lion Acquisition Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2005).

10.33
Escrow Agreement, dated as of July 13, 2005 among LDMI Telecommunications, Inc., Talk America Holdings, Inc., the representatives named therein and U.S. Bank National Association, as Escrow Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 13, 2005).

10.34
Agreement and Plan of Merger dated as of October 18, 2005 among NT Corporation, Talk America Holdings, Inc. and THNetco, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 18, 2005).

10.35	Employment Agreement with Patrick O'Leary dated July 13, 2005 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 13, 2005).*

10.36      Employment Agreement with Mark Wayne dated July 13, 2005 (filed herewith).*

10.37	Summary of Talk America Holdings, Inc. Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005).*

10.38	Talk America Executive Nonqualified Savings Plan (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-131230)).*

10.39	Executive Officer and Management Bonus Program Summary, as amended as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2005).*

10.40	2006 Executive Officer and Management Bonus Program Summary (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2005).*

10.41	2006 Supplemental Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2005).*

10.42	Office Lease by and between Cordova Associates, LLC and NT Corporation dated as of September 7, 2000 (filed herewith).

10.43	Amendment to Office Lease by and between Cordova Associates, LLC and NT Corporation dated as of November 28, 2001 (filed herewith).

10.44	Second Amendment to Office Lease by and between Cordova Associates, LLC and NT Corporation dated as of October 21, 2002 (filed herewith).

10.45	Office Lease by and between BSRT Phoenix Business Park, LLC and LightNetworks, Inc. dated as of January 13, 2000 (filed herewith).

10.46	Amendment to Office Lease by and between BSRT Phoenix Business Park, LLC and LightNetworks, Inc. dated February 17, 2000 (filed herewith).

10.47	Second Amendment to Office Lease by and between BSRT Phoenix Business Park, LLC and LightNetworks, Inc. dated April 17, 2000 (filed herewith).

10.48	Assignment of Office Lease by and between LightNetworks, Inc., Network Telephone Corporation and BSRT Phoenix Business Park, LLC dated September 21, 2000 (filed herewith).

10.49
Amendment to Office Lease by and between Phoenix Business Park, LLC, successor to DA Phoenix, LLC, successor to BSRT Phoenix Business Park LLC and Network Telephone Inc., successor to LightNetworks, Inc. dated August 4, 2005 (filed herewith).

10.50	Amendment to Office Lease by and between Phoenix Business Park, LLC and Network Telephone Inc., dated October ___, 2005 (filed herewith).

10.51	Amendment to Office Lease by and between Phoenix Business Park, LLC and Network Telephone Inc., dated December 21, 2005 (filed herewith).

10.52
Amendment to Office Lease by and between Phoenix Business Park, LLC (successor in interest to BSRT Phoenix Business Park, LLC and Network Telephone, Inc. (successor in interest to LightNetworks, Inc.) dated as of January 9, 2005 (filed herewith).

10.53	Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of January 28, 2003 (filed herewith).

10.54        First Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of February 13, 2003 (filed herewith).

10.55        Second Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of May 9, 2003 (filed herewith).

10.56        Third Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of October 22, 2003 (filed herewith).

10.57        Fourth Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of May 19, 2004 (filed herewith).

10.58       Fifth Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of February 1, 2005 (filed herewith).

10.59       Six Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of May 1, 2005 (filed herewith).

10.60       Seventh Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of October 1, 2005 (filed herewith).

10.61	Office Lease by and between Galleria Equities, LLC and LDMI Telecommunications, Inc. dated May 31, 2000 (filed herewith).

10.62	Office Lease by and between Southfield Technecenter Re 1 LLC and Talk America Inc. dated February 24, 2003 (filed herewith).

10.63       Talk America Holdings, Inc. 2003 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 29, 2005).

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

Date: March 16, 2006

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

SIGNATURE          TITLE                DATE

/s/ Edward B. Meyercord III  Chief Executive Officer,                                   March 16, 2006
Edward B. Meyercord, III                   President and Director
                                                           (Principal Executive Officer)

/s/ David G. Zahka    Chief Financial Officer         March 16, 2006
David G. Zahka    (Principal Financial Officer)

/s/ Thomas M. Walsh   Senior Vice President - Finance                                 March 16, 2006
Thomas M. Walsh   and Treasurer
                                                       (Principal Accounting Officer)

/s/ Gabriel Battista    Chairman of the Board    March 16, 2006
Gabriel Battista      of Directors

/s/ Mark S. Fowler    Director     March 16, 2006
Mark S. Fowler

/s/ Robert J. Korzeniewski   Director     March 16, 2006
Robert J. Korzeniewski

/s/ Ronald R. Thoma                                     Director     March 16, 2006
Ronald R. Thoma