Form 10-K/A
period 2005-12-31
TALK AMERICA HOLDINGS INC
filed 2006-03-28
CIK 948545

               .
                                                               The following items were the subject of a Form
                                                               12b-25 and are included herein: Item 6, Item 7, item 8,
                                                                Item 9A, Item 15-Financial Statement Schedules and
                                                                Exhbits 23, 31 and 32. In addition, the Part III items of
                                                                this Report have been amended and are included herein.

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

PART II

ITEM 6.     SELECTED FINANCIAL DATA.

The selected consolidated unaudited financial data should be read in conjunction with, and are qualified in their entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements included elsewhere in this Form 10-K Annual Report and our Form 10-K Annual Reports previously filed.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands, Except For Per Share Amounts)
C Consolidated Statements of Operations Data:
Revenue	$462,740	$471,012	$383,693	$317,507	$488,158
Costs and expenses:
Network and line costs	243,925	225,244	173,349	146,911	218,964
General and administrative expenses	82,127	72,020	63,104	62,166	98,391
Provision for doubtful accounts	19,114	21,313	11,599	9,365	92,778
Sales and marketing expenses	29,863	70,202	51,008	27,148	73,973
Depreciation and amortization	44,937	22,904	18,345	17,318	34,390
Impairment and restructuring charges	--	--	--	--	170,571
Total costs and expenses	419,966	411,683	317,405	262,908	689,067
Operating income (loss)	42,774	59,329	66,288	54,599	(200,909)
Other income (expense):
Interest income	1,007	290	388	802	1,220
Interest expense	(350)	(733)	(7,353)	(9,087)	(6,091)
Other income (expense), net	974	1,895	2,470	28,448	17,950
Income (loss) before provision (benefit) for income taxes	44,405	60,781	61,793	74,762	(187,830)
Provision (benefit) for income taxes	18,244	23,969	(20,024)	(22,300)	--
Income (loss) before cumulative effect of an accounting change	26,161	36,812	81,817	97,062	(187,830)
Cumulative effect of an accounting change	--	--	--	--	(36,837)
Net income (loss)	$26,161	$36,812	$81,817	$97,062	$(224,667)

Income (loss) per share - Basic:
Income (loss) before cumulative effect of an accounting change per share	$0.91	$1.37	$3.10	$3.56	$(7.11)
Cumulative effect of an accounting change per share	--	--	--	--	(1.40)
Net income (loss) per share	$0.91	$1.37	$3.10	$3.56	$(8.51)
Weighted average common shares outstanding	28,675	26,847	26,376	27,253	26,414

Income (loss) per share - Diluted:
Income (loss) before cumulative effect of an accounting change per share	$0.89	$1.32	$2.94	$3.15	$(7.11)
Cumulative effect of an accounting change per share	--	--	--	--	(1.40)
Net income (loss) per share	$0.89	$1.32	$2.94	$3.15	$(8.51)
Weighted average common and common equivalent shares outstanding	29,296	27,854	27,806	30,798	26,414

	At December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,288	$47,492	$35,242	$33,588	$22,100
Total current assets	118,281	138,068	105,595	82,825	51,214
Goodwill and intangibles, net	41,413	14,979	17,769	26,882	29,672
Total assets	288,689	241,728	247,178	189,075	165,737
Current portion of long-term debt	3,988	2,529	16,806	61	14,454
Total current liabilities	88,739	84,584	93,235	64,754	87,789
Long-term debt	1,289	1,717	31,791	100,855	152,370
Stockholders' equity (deficit)	$191,787	$141,521	$103,143	$23,466	$(74,422)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of items affecting the results of 2003, 2004 and 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K Annual Report.

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

All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. In addition to those factors discussed in this Form 10-K Annual Report, you should see our other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

OVERVIEW

Talk America Holdings, Inc., through its subsidiaries, is a leading competitive communications services provider offering voice and data services to commercial (primarily small and medium-sized business) and residential customers. We are focused on markets where we have our own networking assets, which we began deploying in Michigan in late 2003. Today, we are collocated in 313 end offices in Michigan, Ohio, Kentucky, Tennessee, North Carolina, Louisiana, Mississippi, Alabama, Florida and Georgia. As of December 31, 2005, we had approximately 595,000 local voice and data equivalent lines, of which approximately 341,000 were on our own network. Voice equivalent lines include individual telephone lines and T-1 equivalent lines based on circuit bandwidth. Data equivalent lines include DSL, dial-up and T-1 equivalent lines based on circuit bandwidth.

We expanded into the commercial business market with the acquisition in July 2005 of LDMI Telecommunications, Inc. (“LDMI”), a privately held facilities-based competitive local exchange provider serving business and residential customers primarily in Michigan and Ohio. Our results include the results of LDMI since the date of acquisition. In addition, we have significantly expanded our network and commercial business through the acquisition in January 2006 of Network Telephone Corporation (“NTC”), a privately held facilities-based competitive local exchange provider serving commercial customers in the Southeast. As of December 31, 2005, NTC had approximately 150,000 local voice and data equivalent lines, of which approximately 125,000 were on their network. During 2005, we also completed the construction of our network in Michigan, integrated this network with LDMI’s network assets and migrated over 200,000 lines from the incumbent local exchange company wholesale platform to our network. Our off-network customers represent a large, profitable base of bundled phone service customers utilizing the wholesale operating platforms of the incumbent local exchange companies.

Our business strategy is to continue to expand our network and grow our on-net customer and revenue base through (i) organic growth in our core markets serving both commercial and residential customers; (ii) additional acquisitions that either supplement our existing markets or offer expansion into new markets; and (iii) enhancement of our product portfolio. Growth in our on-net business, both commercial and residential, will permit us to leverage our investment in our network facilities due to the complementary telecommunication traffic or usage patterns of these customer bases.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Year Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	52.7	47.8	45.2
General and administrative expenses	17.7	15.3	16.4
Provision for doubtful accounts	4.1	4.5	3.0
Sales and marketing expenses	6.5	14.9	13.3
Depreciation and amortization	9.7	4.9	4.8
Total costs and expenses	90.8	87.4	82.7
Operating income	9.2	12.6	17.3
Other income (expense):
Interest income	0.2	0.1	0.1
Interest expense	(0.1)	(0.2)	(1.9)
Other, net	0.2	0.4	0.6
Income before income taxes	9.6	12.9	16.1
Provision (benefit) for income taxes	3.9	5.1	(5.2)

Net income	5.7%	7.8%	21.3%

The following table sets forth for certain items of our financial data for each year the percentage increase or (decrease) in such item from the preceding fiscal year:

	Year Ended December 31,
	2005	2004
Revenue	(1.8%)	22.8%
Costs and expenses:
Network and line costs	8.3%	29.9%
General and administrative expenses	14.0%	14.1%
Provision for doubtful accounts	(10.3%)	83.7%
Sales and marketing expenses	(57.5%)	37.6%
Depreciation and amortization	96.2%	24.9%
Total costs and expenses	2.0%	29.7%
Operating income	(27.9%)	(10.5%)
Other income (expense):
Interest income	247.2%	(25.3%)
Interest expense	(52.3%)	(90.0%)
Other, net	(48.6%)	(23.3%)
Income before income taxes	(26.9%)	(1.6%)
Provision for income taxes	(23.9%)	219.7%
Net income	(28.9%)	(55.0%)

Revenue. Total revenue decreased in 2005 from 2004. As a result of significant changes to FCC rules, beginning in March 2005, we were no longer able to provide service to new customers using the incumbent local exchange companies’ unbundled network platform. In addition, the cost of providing service under replacement wholesale agreements has increased substantially. These cost increases have and will continue to lead us to increase our product pricing, which limits our ability to add new customers and to retain existing customers. Therefore, beginning in March 2005, we ceased our efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities. We began deploying our own networking assets in Michigan in late 2003. These actions have caused a significant decrease in the number of customer lines and revenue during 2005. This decline in customer lines and revenue was partially mitigated by the acquisition of LDMI in the third quarter 2005 and the inclusion of its results from that date. The increase in revenue in 2004 from 2003 was due to an increase in local customer revenue, partially offset by a decline in long distance revenue. During 2004 and 2005, we increased certain fees and rates related to our long distance and local products and such changes in rates have adversely impacted customer turnover. Additional increases in fees and rates related to our long distance and local products will adversely affect customer turnover.

The increase in revenue from customers that are served by our own networking facilities, or on-net, to $75.2 million for 2005 from $3.4 million for 2004 was due to greater average lines in 2005 as compared to 2004 primarily as a result of the migration of customer lines to our own network and, to a lesser degree, the acquisition of LDMI. As of December 31, 2005, our voice and data equivalent lines on-net had increased to 341,000 from 25,000 as of December 31, 2004 and zero as of December 31, 2003.

The decrease in revenue from customers that are not served by our own networking facilities, or off-net, to $331.2 million for 2005 from $404.3 million for 2004 was due to fewer average lines in 2005 as compared to 2004, partially offset by an increase in average monthly revenue per customer. Our off-net voice and data equivalent lines declined during this period due both to the migration of off-net lines to our own network and, in areas where we were not building network, the attrition of customers leaving our services for those of other carriers. This decline was partially offset by increased off net lines as a result of the acquisition of LDMI. As of December 31, 2005, our off-net voice and data equivalent lines had decreased to 254,000 from 668,000 as of December 31, 2004. A significant increase in the costs we pay for network services from the incumbent local telephone carriers has caused us to cease marketing to new customers in markets where we do not currently have network facilities and, as a result of this, together with continued migrations to our network, we expect the decline in off-net revenues to continue in the future. The increase in off-net revenue to $404.3 million in 2004 from $282.3 million in 2003 was due to higher average bundled lines in 2004 as compared to 2003.

Long distance only and other revenue decreased for 2005 to $56.3 million from $63.3 million for 2004 and from $101.4 million in 2003. The acquisition of LDMI partially offset a decline in revenues from our existing long distance base in 2005. Our decision in 2000 to invest in building a bundled customer base, together with customer turnover, contributed to the decline in long distance customers and revenue, although the effect on revenue of the decline in customers was offset partially by an increase in average monthly revenue per customer due to price increases. We expect long distance customers and revenues to decline in the future.

Network and Line Costs. Network and line costs as a percentage of revenue increased in 2005 from 2004 due to the advanced build out of our Michigan network facilities, the under-utilization of our Ohio network facilities, line migration costs, additional network personnel costs, and increased unbundled network element platform costs. These cost increases more than offset the impact that fewer average bundled lines and long distance customers had on network and line costs and, together with the acquisition of LDMI, resulted in an increase in network and line costs for 2005 from 2004. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these price increases will increase customer turnover. The increase of network and line costs in 2004 from 2003 was primarily due to the increase in bundled customers, partially offset by the decrease in long distance customers. Network and line costs as a percentage of revenue increased slightly in 2004 from 2003. Network and line costs exclude depreciation and amortization of $26.8  million for 2005, $6.2 million for 2004 and $3.4 million for 2003.

We accrue expenses for network costs that we believe we have incurred pursuant to our interconnection or commercial agreements with a particular supplier or tariffs but for which we have not yet been billed. This primarily occurs due to errors and omissions in billing on the part of our principal suppliers, the incumbent local exchange companies. Accrued expenses are eliminated upon the earlier of actual billing (including billing for charges appropriately recorded in prior periods but not invoiced, or “backbilling”) by the incumbent local exchange companies or the expiration of the time period for which we are liable for the charges. In addition, we accrue for network expense in a jurisdiction if there is expected to be regulatory or other legal changes in the jurisdiction that would retroactively increase the rates we have been charged. In Georgia, an appeals court overturned a rate reduction by the state public utility commission and ordered the commission to recalculate the rates charged to us. This issue is currently being considered by the state commission on remand from the court. The state commission has issued an order that will result in increased rates charged to us. We believe that the rates ultimately charged to us will be in excess of those previously allowed by the commission and have accrued accordingly.

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

General and Administrative Expenses. General and administrative expenses increased in 2005 from 2004. This increase was primarily attributable to the LDMI acquisition and to an increase in the number of information technology and network employees needed to support our local networking initiatives, partially offset by a reduction in the number of employees that support our base of off-net customers. As a result, general and administrative expense as a percentage of revenue increased in 2005 from 2004. General and administrative expenses also increased in 2004 from 2003. The increases were primarily due to the year-to-year increases in the number of employees for customer service and information technology to support our expanding base of bundled customers and our deployment of our local facilities. In addition, in 2004, the increase was partially attributable to a new operating lease for information technology equipment. General and administrative expense as a percentage of revenue decreased in 2004 from 2003. This decrease resulted from the efficiencies of a growing base of revenues relative to certain fixed operating expenses. Beginning in the first quarter of 2006, general and administrative expense will include expenses associated with the issuance of stock options pursuant to SFAS 123 R (see “Critical Accounting Estimates - New Accounting Pronouncements,” below).

Provision for Doubtful Accounts. The provision for doubtful accounts decreased in 2005 from 2004. The decrease was primarily due to a decrease in the average number of customers and a decrease in bad debt expense as a percentage of revenues. The provision for doubtful accounts increased in 2004 from 2003. The increase was due to an increase in the number of customers and revenue as well an increase in bad debt expense as a percentage of revenues. The increase in bad debt as a percentage of revenue in 2004 was primarily due to reduced employee collection hours as a result of several hurricanes near our Florida customer service centers, an increase in market share outside of Michigan into states where we have experienced generally higher levels of bad debt and the consequences of our experiment, in an effort to expand our addressable market during 2004, with a new credit screening vendor and methodology to supplement our existing credit screening process. The change was meant to provide a credit score for potential customers for whom no score was available under our primary scoring methodology. Management believed that, in building the parameters for this new method, the bad debt would have been consistent with that of our primary method. In actuality, however, customers accepted through this new methodology had higher bad debt than customers accepted through our primary credit screening method. Thus, the influx of customers through the new methodology during the third quarter 2004 resulted in increased bad debt for the third and fourth quarters 2004. Based on these actual results, we ceased utilizing this supplemental screening methodology.

Sales and Marketing Expenses. Sales and marketing expenses decreased significantly in 2005 from 2004. The decreases are attributable to the decrease of sales and marketing activity related to our bundled product, including decreased headcount and reduced direct mail and media expenses due to our reduced efforts to increase subscriber growth in markets where we do not have, or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $3.8 million for 2005, $10.5 million for 2004 and $7.5 million for 2003. We expect sales and marketing expenses to increase in 2006 as we expand our marketing efforts commensurate with the growth of our networking footprint. Sales and marketing expense increased in 2004 from 2003 primarily due to our increased efforts to attract new bundled customers during 2004.

Interest Expense. The decreases in interest expense for 2005 from 2004 and for 2004 from 2003 are primarily attributable to the decreases in outstanding debt balances.

Depreciation and Amortization. Depreciation and amortization increased in 2005 from 2004 primarily due to increased depreciation related to the reduction in the remaining useful lives of our long distance switches and capital expenditures incurred in 2004 and 2005 related to our deployment of networking assets (our local switching and collocation equipment) in Michigan and depreciation and amortization related to the LDMI acquisition. In December 2004, in connection with a review of our fixed assets, the estimated remaining useful lives of our five long distance switches were shortened from an average of 8 years to 1.6 years. This change had the effect of increasing depreciation in 2005 and 2004 by $15.1 million and $1.4 million, respectively. Depreciation increased in 2004 over 2003 due to the increased depreciation related to the reduction in the remaining useful lives of our long distance switches.

Other Income, Net. Other income for 2005 and 2004 consists of income recorded as a result of the statutory expiration of the liability for certain sales and use taxes reserves. Other income for 2003 consists of gains from our repurchase of a portion of our 12% Senior Subordinated Notes at a discount to par.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. For 2005 and 2004, our operating activities provided net cash flow of $72.0 million and $74.6 million, respectively. In 2005, all of the net cash flow from operating activities was used to fund capital expenditures and capitalized software development costs and the acquisition of LDMI. In 2004, the net cash flow from operating activities was used primarily to reduce our outstanding debt obligations. As of December 31, 2005, we had $46.3 million in cash and cash equivalents and long-term debt and capital lease obligations (including current maturities) of $5.3 million, compared to $47.5 million and $4.2 million, respectively, at December 31, 2004.

Our contractual obligations as of December 31, 2005 are summarized by years to maturity as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Vendor financing agreement (1)	$1,220	$1,220	$--	$--	$--
Capital lease obligations	4,057	2,768	1,289	--	--
Vendor financed maintenance (1)	561	561	--	--	--
Operating leases (2)	21,509	5,175	5,813	4,777	5,744
Purchase commitments (3)	588	588	--	--	--
Invoice printing commitment (4)	3,730	1,213	2,517	--	--
Carrier commitments (5)	73,296	37,637	35,586	48	25

Total Contractual Obligations	$104,961	$49,162	$45,205	$4,825	$5,769

(1)  In May 2004, in connection with the purchase of software, we entered into a loan agreement with the software supplier for $3.1 million payable over 36 months at a 2.9% annual interest rate. The agreement includes $2.5 million of software and an annual maintenance contract of $0.6 million. In addition, we agreed to renew the maintenance agreement for an additional two years at the cost of $0.6 million per year, which is funded on the anniversary dates. As of December 31, 2005, there was approximately $1.2 million outstanding under this loan. In addition, capital lease obligations also have associated interest expense of $0.4 million.

(2) As of December 31, 2005, our contractual obligations under operating leases are primarily for leased facility space.

(3) At December 31, 2005, we had outstanding purchase orders for capital expenditures of $0.6 million.

(4) We have a contract with our invoice printing company that establishes pricing and provides for annual minimum payments.

(5) In December 2003, we entered into a four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement, or if vendor diversity is required. Our AT&T agreement establishes pricing and provides for annual minimum commitments based upon usage as follows: 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. In February 2006, we amended the AT&T agreement to provide that certain services that we purchase or may purchase from AT&T (and its affiliates) will now count toward the minimum commitment. With this amendment we anticipate that we will not be required to make any shortfall payments under this contract. In addition to the AT&T commitment, we have other commitments with various other vendors for telecommunication services.

Cash provided by (used for):

				Percent Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Operating activities	$ 72,012	$ 74,595	$ 73,171	(3.5%)	1.9%
Investing activities	(76,003)	(16,497)	(14,715)	(360.7%)	(12.1%)
Financing activities	2,787	(45,848)	(56,802)	106.1%	19.3%

Cash Provided By Operating Activities. Cash generated by operations decreased by $2.6 million in 2005 from 2004 and increased by $1.4 million in 2004 from 2003. Although cash generated from operations has been relatively flat for 2005, 2004 and 2003, the composition of the cash flow has changed considerably. During 2005, we experienced significantly lower sales and marketing expense, which offset decreased revenue and increased network cost and general and administrative expense. We expect that our cash flow from operations will decline in 2006 as we experience higher sales and marketing expense as a result of our efforts to expand growth in areas where we have networking assets. The application of net operating loss carryforwards, or NOLs, in 2005, 2004 and 2003 has limited our current payment of income taxes to cash taxes for alternative minimum taxes and certain state income taxes, but we expect that Talk America’s NOLs will be substantially utilized during 2006. The use of NOLs acquired in the LDMI acquisition will be limited, with the benefit spread through 2018.

Net Cash Used in Investing Activities. Capital expenditures increased by $32.3 million during 2005 as compared to 2004 and capitalized software development costs increased by $0.5 million. In 2005, approximately $40.0 million of our $45.2 million in capital expenditures consisted of costs related to our deployment of networking assets (local switch and collocation equipment) in Michigan. In 2004, approximately 37% of our $13.0 million in capital expenditures consisted of costs related to our deployment of networking assets (local switch and collocation equipment) in Michigan, up from 66% of our $5.5 million in 2003. Also in 2003, to support our customer growth, we opened a new customer service call center. The remaining 2003 capital expenditures consisted primarily of upgrades to our information technology capabilities to support our customer growth. In addition, during 2004 we entered into a vendor financing agreement for new database software valued at $2.5 million and during 2003, we entered into a capital lease valued at $3.4 million for upgrades to our customer data storage equipment.

We expect to spend between $25.0 and $30.0 million in capital expenditures and capitalized software in 2006, primarily for the build out of the Atlanta networking facilities and expansion of our Michigan network facilities.

The acquisition of LDMI on July 13, 2005, required the payment of $21.3 million in cash ($24.0 million less cash acquired of $2.7 million) and the issuance of 1.8 million shares of our common stock for the purchase of all of the equity of LDMI and the repayment of $4.7 million in debt. The acquisition of NTC on January 3, 2006, required the payment of $18.0 million in cash for the purchase of all of the equity of NTC. To the extent that we are successful in identifying and completing additional acquisitions of customers, networking assets or businesses, net cash used in investing activities may increase.

Net Cash Used in Financing Activities. Net cash provided by financing activities during 2005 was $2.8 million, primarily attributable to proceeds from the exercise of stock options and warrants. Net cash used in financing activities during 2004 was $45.8 million, primarily attributable to the repayment of outstanding debt. During 2004, we redeemed $40.7 million of our 12% Senior Subordinated Notes, $2.8 million of our 8% Convertible Senior Subordinated Notes and $0.7 million of our 5% Convertible Subordinated Notes, representing the respective entire principal amounts outstanding as of December 31, 2003. On June 1, 2004, we announced that our Board of Directors had authorized a share buyback program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time, in the open market and/or private transactions. Through December 31, 2005, we had not purchased any shares under this program.

In recent years we have been meeting our ongoing cash requirements (including for the conduct of our operations, acquisitions and capital expenditures) from our cash on-hand and from cash generated from operations. However, our continued growth, including additional acquisitions, may require that we seek alternative sources of funding. While we believe that we would have access to new capital in the public or private markets, there can be no assurance as to the timing, amounts, terms or conditions of any such new capital or whether it could be obtained on terms acceptable to us. Based on our current projections for operations, we believe that our cash on-hand and our cash flow from operations will be sufficient to fund our currently contemplated capital expenditures, our debt service obligations and the expenses of conducting our operations for at least the next twelve months. However, there can be no assurance that we will be able to realize our projected cash flows from operations, which is subject to the risks and uncertainties discussed in this report, or that we will not be required to consider capital expenditures in excess of those currently contemplated, as discussed in this Form 10-K Annual Report.

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

Network and Line Costs

We accrue expenses for network costs that we believe we have incurred pursuant to our interconnection agreements with a particular supplier or tariffs but for which we have not yet been billed. This primarily occurs due to errors and omissions in billing on the part of our principal suppliers, the incumbent local exchange companies. In addition, we accrue for network expense in a jurisdiction if there is expected to be regulatory or other legal changes in the jurisdiction which would retroactively increase the rates we have been charged. For example, in Georgia an appeals court overturned a recent rate reduction by the state public utility commission and ordered the commission to re-calculate our rates. This issue is currently being considered by the state commission and we expect that the issue will be resolved by the middle of 2006. We believe that these rates will be in excess of those previously allowed and have accrued accordingly.

Accrued expenses are eliminated upon the earlier of actual billing (including billing for charges appropriately recorded in prior periods but not invoiced, or “backbilling”) by the incumbent local exchange companies or the expiration of the time period for which we are liable for the charges. The time period is governed by interconnection agreements or, in the absence of a specific agreement, by the statute of limitations operative in a given state. As the expiration of the statute of limitations occurred, we have reduced, and will reduce in the future, our liability for this exposure as there is no further legal recourse the supplier can take in collecting these amounts.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. During 2005 and 2004, we recorded income taxes at a rate equal to our combined federal and state effective rates. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We record a valuation allowance to reduce our deferred tax assets and review the amount of such allowance annually. If we determine deferred tax assets will more likely than not be utilized, we will reduce our valuation allowance accordingly.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions, including the issuance of stock options, be recognized in the financial statements. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated statement of income in the financial statements.

In response to the accounting standard referenced above, the Compensation Committee of our Board of Directors, which consists entirely of independent directors, as well as the full Board of Directors, unanimously approved accelerating on December 28, 2005, the vesting of certain out-of-the-money, unvested stock options held by current employees, including our executive officers and directors. The acceleration applied only to those options with an exercise price of $10.49 per share, and granted on December 22, 2003. The closing market price of our common stock on December 27, 2005 was $9.02 per share. The following table summarizes the options subject to acceleration:

	Aggregate Number of Common Stock Shares Issuable Under Accelerated Stock Options	Weighted Average Exercise Price Per Share
Total Non-Employee Directors	11,666	$10.49
Total Named Executive Officers (1)	159,998	$10.49
Total Directors and Named Executive Officers	171,664	$10.49
Total All Other Employees	176,185	$10.49
Total (2)	347,849	$10.49

(1) Named executive officers consist of the officers listed in The Summary Compensation Table in Part III, Item 11. Executive Compensation of this Form 10-K Annual Report.
(2) The accelerated options represent approximately 7.0% of total outstanding options.

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

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Talk America Holdings, Inc.:

We have completed integrated audits of Talk America Holdings, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Talk America Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded LDMI Telecommunications, Inc. ("LDMI") from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. LDMI is a wholly-owned subsidiary of the Company that represented approximately 24% and 10% of the Company's total assets and total revenue, respectively, as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 27, 2006

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2005	2004	2003

Revenue	$462,740	$471,012	$383,693

Costs and expenses:
Network and line costs (excluding depreciation shown below)	243,925	225,244	173,349
General and administrative expenses	82,127	72,020	63,104
Provision for doubtful accounts	19,114	21,313	11,599
Sales and marketing expenses	29,863	70,202	51,008
Depreciation and amortization	44,937	22,904	18,345
Total costs and expenses	419,966	411,683	317,405

Operating income	42,774	59,329	66,288
Other income (expense):
Interest income	1,007	290	388
Interest expense	(350)	(733)	(7,353)
Other income, net	974	1,895	2,470
Income before provision (benefit) for income taxes	44,405	60,781	61,793
Provision (benefit) for income taxes	18,244	23,969	(20,024)

Net income	$26,161	$36,812	$81,817

Income per share - Basic:
Net income per share	$0.91	$1.37	$3.10

Weighted average common shares outstanding	28,675	26,847	26,376

Income per share - Diluted:
Net income per share	$0.89	$1.32	$2.94

Weighted average common and common equivalent shares outstanding	29,296	27,854	27,806

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$46,288	$47,492
Accounts receivable, trade (net of allowance for uncollectible accounts of $13,838 and $17,508 at December 31, 2005 and 2004, respectively)	43,600	48,873
Deferred income taxes	18,096	34,815
Prepaid expenses and other current assets	10,297	6,888
Total current assets	118,281	138,068

Property and equipment, net	98,492	65,823
Goodwill	36,479	13,013
Intangible assets, net	4,934	1,966
Deferred income taxes	21,033	14,291
Capitalized software cost and other assets	9,470	8,567
	$288,689	$241,728

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,025	$38,843
Sales, use and excise taxes	7,316	11,179
Deferred revenue	13,824	15,321
Current portion of long-term debt and capitalized lease obligations	3,988	2,529
Accrued compensation	9,405	6,690
Other current liabilities	14,181	10,022
Total current liabilities	$88,739	$84,584

Long-term debt and capitalized lease obligations	1,289	1,717

Deferred income taxes	4,853	13,906

Asset retirement obligation	2,021	--

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 30,368,267 and 27,037,096 shares issued and outstanding at December 31, 2005 and 2004, respectively	317	284
Additional paid-in capital	380,481	356,409
Accumulated deficit	(184,011)	(210,172)
Treasury stock - at cost, 1,315,789 shares at December 31, 2005 and 2004	(5,000)	(5,000)
Total stockholders' equity	191,787	141,521
	$288,689	$241,728

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$26,161	$36,812	$81,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	19,114	21,313	11,599
Depreciation and amortization	44,937	22,904	18,345
Other non-cash charges	378	13	22
Non-cash interest	96	(956)	(260)
Gain from extinguishment of debt	--	--	(2,476)
Deferred income taxes	14,928	19,588	(23,411)

Changes in assets and liabilities:
Accounts receivable, trade	(2,490)	(29,865)	(24,077)
Prepaid expenses and other current assets	3,405	(900)	(1,533)
Other assets	(15)	60	1,410
Accounts payable	(19,937)	5,189	3,799
Deferred revenue	(4,626)	4,448	4,393
Sales, use and excise taxes	(8,414)	(2,342)	2,082
Accrued compensation	(274)	(3,198)	4,279
Other current liabilities	(1,251)	1,529	(2,818)
Net cash provided by operating activities	72,012	74,595	73,171

Cash flows from investing activities:
Proceeds from sale of fixed assets	70	--	--
Acquisition of LDMI, net of cash acquired	(26,850)	--	--
Acquisition of intangibles	--	--	(133)
Capital expenditures	(45,234)	(12,963)	(11,844)
Capitalized software development costs	(3,989)	(3,534)	(2,738)
Net cash used in investing activities	(76,003)	(16,497)	(14,715)

Cash flows from financing activities:
Payments on borrowings	--	(45,273)	(52,918)
Payments of capital lease obligations	(2,230)	(1,228)	(61)
Proceeds from exercise of options and warrants	5,017	653	1,177
Purchase of treasury stock	--	--	(5,000)
Net cash provided by (used in) financing activities	2,787	(45,848)	(56,802)

Net increase (decrease) in cash and cash equivalents	(1,204)	12,250	1,654
Cash and cash equivalents, beginning of year	47,492	35,242	33,588
Cash and cash equivalents, end of year	$46,288	$47,492	$35,242

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

			Additional
	Common Stock		Paid In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2002	27,470	$275	$351,992	$(328,801)	--	$--	$23,466

Net income	--	--	--	81,817	--	--	81,817
Acquisition of treasury stock	--	--	--	--	1,316	(5,000)	(5,000)
Exercise of common stock options	509	5	1,172	--	--	--	1,177
Income tax benefit related to exercise of common stock options	--	--	1,683	--	--	--	1,683
Balance, December 31, 2003	27,979	280	354,847	(246,984)	1,316	(5,000)	103,143

Net income	--	--	--	36,812	--	--	36,812
Exercise of common stock options	374	4	658	--	--	--	662
Income tax benefit related to exercise of common stock options	--	--	904	--	--	--	904
Balance, December 31, 2004	28,353	284	356,409	(210,172)	1,316	(5,000)	141,521

Net income	--	--	--	26,161	--	--	26,161
Exercise of common stock options	1,531	15	5,002	--	--	--	5,017
Income tax benefit related to exercise of common stock options	--	--	3,126	--	--	--	3,126
Common stock issued in connection with acquisition of LDMI	1,800	18	15,944	--	--	--	15,962
Balance, December 31, 2005	31,684	$317	$380,481	$(184,011)	1,316	$(5,000)	$191,787

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a)  Business

Talk America Holdings, Inc., through its subsidiaries, offers voice and data services to residential and small business customers in the United States. We offer these services to customers in our markets by one of the following methods: through the use of our own network facilities and the unbundled network element loops or T-1 circuits of the incumbent local exchange carriers or through wholesale agreements with other carriers. We have developed integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable us to offer and deliver high-quality service, savings through competitively priced telecommunication products, and simplicity through consolidated billing and responsive customer service. We operate our own sales and customer service centers. We manage our business as one reportable operating segment.

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

(d)  Reclassifications

Certain amounts for 2004 and 2003 have been reclassified to conform to the current year presentation.

(e)  Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	Our ability to successfully integrate business that we acquire, including but not limited to LDMI and NTC
•	Dependence on the availability and functionality of the networks of the incumbent local exchange carriers
•	Increased price and product competition in commercial and residential voice and data services, and overall competition within the telecommunications industry

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

(g) Recognition of Revenue

We derive our revenues primarily from voice and data services. We recognize revenue from voice, data and other telecommunications-related services in the period in which subscribers use the related service. Deferred revenue represents the unearned portion of voice and data services and features that are billed a month in advance.

We also derive access revenue from long-distance companies for access to our network in connection with the completion of long-distance telephone calls. We recognize access revenue based on minutes of traffic captured in a given period. Access revenue represented less than five percent of total revenue for 2005, 2004 and 2003.

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

Receivables consist of trade accounts receivables of $57.4 million and $66.4 million at December 31, 2005 and 2004, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2005, 2004 and 2003 (in thousands):

Year Ended December 31,	Balance at Beginning of Year	Acquired Balances	Provision	Write-offs Net of Recoveries	Balance at End of Year

2005	$17,508	$1,589	19,114	(24,373)	$13,838
2004	$9,414	--	21,313	(13,219)	$17,508
2003	$7,821	--	11,599	(10,006)	$9,414

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

(k)  Computer Software Development Costs

Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized including direct payroll costs for employees devoting time to the software projects. Costs incurred during the preliminary project stage, as well as for maintenance and training are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of 3 years or the estimated useful life of the software.

Development costs for internally used computer software included in capitalized software and other assets at December 31, 2005 and 2004 were $6.4 million and $5.7 million, respectively, net of accumulated amortization of $7.8 million and $4.5 million, respectively, at December 31, 2005 and 2004. Amortization expense was $3.3 million and $2.4 million, respectively, for the years ended December 31, 2005 and 2004.

(l)  Goodwill and Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which establishes the impairment approach rather than amortization for goodwill and intangible assets with indeterminate lives. We do not record amortization expense on goodwill, but instead are required to evaluate these assets for potential impairment at least annually and test for impairment between annual tests, which we conduct in the second quarter, if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

We conducted our annual goodwill impairment test in the second quarter of 2005 and determined that it was not impaired.

Intangible assets at December 31, 2005 are comprised of items that have been acquired as a result of the acquisition of LDMI and consist primarily of purchased customer accounts and trademarks. The customer list is being amortized over a 3 year period using expected customer turnover rates. The trademark is being amortized on a straight line basis over a 2 year period.

Amortization expense on intangible assets with a definite life was $3.1 million for December 31, 2005, $2.7 million for December 31, 2004 and $2.8 million for December 31, 2003. Intangible assets with a definite life amounted to $4.6 million at December 31, 2005, net of accumulated amortization of $1.5 million. Amortization expense on intangible assets with a definite life is expected to be $2.8 million, $1.4 million, and $0.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

(m)  Valuation of Long-Lived Assets

We review the recoverability of the carrying value of long-lived assets, including intangible assets with a definite life, for impairment using the methodology prescribed in SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based on regulatory changes and the shortening of the remaining useful lives of our long distance switches in the fourth quarter of 2004, we tested for impairment of our long lived assets and determined that they were not impaired.

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

	Year Ended December 31, (In thousands)
	2005	2004	2003
Net income as reported	$26,161	$36,812	$81,817
Add: Stock-based employee compensation expense included in reported net income, net of taxes	3	5	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of taxes	(3,491)	(5,308)	(1,348)
Pro forma net income	$22,673	$31,509	$80,469

	Year Ended December 31,
	2005	2004	2003
Basic earnings per share:
As reported	$0.91	$1.37	$3.10
Pro forma	$0.79	$1.17	$3.05
Diluted earnings per share:
As reported	$0.89	$1.32	$2.94
Pro forma	$0.77	$1.15	$2.94

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R) which replaces SFAS 123 and supersedes APB 25. Under the new standard, companies will no longer be allowed to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and to recognize the expense in the statements of operations. The adoption of SFAS 123R will require additional accounting related to the income tax effects of share-based payment arrangements and additional disclosure of their cash flow impacts. SFAS 123R also allows, but does not require, companies to restate prior periods. We will adopt the provisions of SFAS 123R beginning January 1, 2006, using the modified prospective transition method. Under the modified prospective method, non-cash compensation expense will be recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for future stock option grants. We currently estimate the related compensation expense for 2006 will be approximately $5 million.

In response to the issuance of SFAS 123R, on December 22, 2005, our Board of Directors approved the acceleration of vesting of 347,849 out-of-the-money stock options with an exercise price of $10.49 and held by current employees including executive officers and Board members. As a result, the 2005 pro forma stock-based employee compensation expense disclosed above includes $891,000 ($525,000 after tax) of compensation expense that will now not be recognized in future statements of operations subsequent to the adoption of SFAS 123R.

(r)  Comprehensive Income

We have no items of comprehensive income or expense. Accordingly, our comprehensive income and net income are equal for all periods presented.

(s) Advertising

We expense advertising costs as they are incurred. Advertising expenses totaled approximately $3.8 million, $10.5 million, and $7.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(t) Asset Retirement Obligation (ARO)

We recognize ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 provides accounting and reporting standards for costs associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligations for its recorded amount or incurs a gain or loss

Our ARO primarily relates to restoration of leased facilities that house our networking equipment. During 2005, we expanded our networking footprint to support our transformation into a network-based telecommunications provider. This expansion resulted in an increase in our ARO due to the significant build out of our network, the acquisition of LDMI (See Note 13), and changes in cost of restoration estimates based on increased experience as a network-based provider. Changes in ARO were as follows (in thousands):

2005
Balance at January 1,	$--
Acquisitions (See Note 14)	1,249
Additions	613
Revisions	1,004
Accretion	96
Retirement	(42)
Balance at December 31,	$2,920

No assets are legally restricted for the purposes of settling our ARO.

NOTE 2. COMMITMENTS AND CONTINGENCIES

(a)  Lease Agreements

We lease facility space and equipment under operating and capital lease agreements. Certain leases contain renewal options and purchase options, and generally provide that we shall pay for insurance, taxes and maintenance. Total rent expense for all operating leases for the years ended December 31, 2005, 2004 and 2003 was $6.1 million, $3.2 million, and $1.9 million, respectively. As of December 31, 2005, we had future minimum annual lease obligations under noncancellable leases with terms in excess of one year as follows (in thousands):

Year Ended December 31,	Operating Leases	Capital Leases	Total
2006	$5,175	$3,059	$8,234
2007	3,135	1,056	4,191
2008	2,678	346	3,024
2009	2,657	--	2,657
2010	2,120	--	2,120
Thereafter	5,744	--	5,744
Total minimum lease payments	21,509	4,461	25,970
Less: interest		404
Present value of minimum lease payments		4,057
Less: current installments		2,768
Long-term obligations		1,289

(b)  Legal Proceedings

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

(c)  Commitments

We are party to various network service agreements, which contain certain minimum usage commitments. In December 2003, we entered into a four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement or if vendor diversity is required. Certain of our network service agreements, including the AT&T agreement contain certain minimum usage commitments. Our AT&T agreement establishes pricing and provides for annual minimum commitments based upon usage as follows: 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. In February 2006, we amended the AT&T agreement to provide that certain services that we purchase or may purchase from AT&T (and its affiliates) will now count toward the minimum commitment. With this amendment we anticipate that we will not be required to make any shortfall payments under this contract. In addition to the AT&T commitment, we have other commitments with various other vendors for telecommunication services.

In addition, at December 31, 2005, we had outstanding purchase orders for capital expenditures of $0.6 million. We have a contract with our invoice printing company that establishes pricing and provides for annual minimum payments as follows: 2006 - $1.2 million, 2007 - $1.2 million, and 2008 - $1.3 million. We also agreed to renew the maintenance agreement associated with a vendor financing agreement we entered into in May 2004 with a software supplier for an additional two years at a cost of $0.6 million per year, which is funded on the anniversary dates.

NOTE 3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation (in thousands):

		December 31,
	Lives	2005	2004
Land		$330	$330
Buildings and building improvements	39 years	7,077	7,004
Leasehold improvements	3-10 years	3,713	2,146
Switching equipment	1-10 years	121,033	68,444
Purchased software	3 years	18,483	11,812
Equipment and other	3-10 years	57,892	49,152
		208,528	138,888
Less: Accumulated depreciation		(110,036)	(73,065)
		$98,492	$65,823

The following is a summary of property and equipment recorded under capital leases included above (in thousands):

		December 31,
	Lives	2005	2004

Equipment and other	3 years	$ 6,968	$ 3,627
Less: Accumulated depreciation		(2,544)	(1, 457)
		$ 4,424	$ 2,170

For the years ended December 31, 2005, 2004 and 2003, depreciation expense amounted to $38.5 million, $17.8 million and $14.1 million, respectively, this includes depreciation expense excluded from network and line cost of $26.8 million, $6.2 million and $3.4 million, respectively. During 2004, we reduced our estimate of useful lives of certain switching equipment to reflect technological changes. This change had the effect of increasing depreciation for 2005 by $15.1 million and 2004 by $1.4 million.

NOTE 4. DEBT AND CAPITAL LEASE OBLIGATIONS

The following is a summary of our debt and capital lease obligations (in thousands):

	December 31,
	2005	2004

Vendor financing agreement	$1,220	$2,057
Capital lease obligations	4,057	2,189
Total long-term debt and capital lease obligations	5,277	4,246
Less: current maturities	3,988	2,529
Total long-term debt and capital lease obligations, excluding current maturities	$1,289	$1,717

(a) Vendor Financing Agreement

During May 2004, we entered into a vendor financing agreement with a software supplier for $3.1 million payable over 36 months at 2.9% annual interest rate. This agreement included $2.5 million of software and $0.6 million for an annual maintenance contract. In addition, we agreed to renew the maintenance agreement for an additional two years at the cost of $0.6 million per year, which is funded on the anniversary dates.

(b)  Capital Leases

Our capital leases are primarily related to computer and office equipment.

(c) Minimum Annual Payments

As of December 31, 2005, the required minimum annual principal payments of long-term debt obligations, including capital leases, for each of the next five fiscal years is as follows (in thousands):

Year Ended December 31,

2006	$3,988
2007	954
2008	335
$5,277

NOTE 5. STOCKHOLDERS' EQUITY

(a)  Stockholders Rights Plan

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

(b) Treasury Stock

In 2003, we purchased 1,315,789 of our common shares from America Online, Inc. at an aggregate price of $5.0 million.

NOTE 6. STOCK OPTIONS, WARRANTS AND RIGHTS

(a)  Stock Based Compensation Plan

Incentive stock options, non-qualified stock options and other stock based awards may be granted by us to employees, directors and consultants under the 2005 Incentive Plan (“2005 Plan”), 2003 Long Term Incentive Plan (“2003 Plan”), 2000 Long Term Incentive Plan ("2000 Plan"), 1998 Long Term Incentive Plan ("1998 Plan") and otherwise in connection with employment and to employees under the 2001 Non-Officer Long Term Incentive Plan ("2001 Plan"). Generally, the options vest over a three-year period and expire ten years from the date of grant. At December 31, 2005: 504,000; 360,000; 339,306; 541; and 19,055 shares of common stock were available under the 2005 Plan, 2003 Plan, 2001 Plan, 2000 Plan, and 1998 Plan, respectively, for possible future issuances.

Stock options granted in 2005 generally have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock on the grant date. The vast majority of options granted in 2005 vest one-third each year, beginning on the first anniversary of the date of grant.

Information with respect to options under our plans is as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2002	4,185,701	$1.11-$48.54	$6.84
Granted	1,873,171	$3.70-$14.35	$10.33
Exercised	(509,149)	$0.99-$15.75	$2.34
Cancelled	(112,616)	$1.38-$30.18	$12.48

Outstanding, December 31, 2003	5,437,107	$0.99-$47.64	$8.35
Granted	220,833	$5.14-$10.87	$6.83
Exercised	(374,144)	$1.05-$6.81	$1.75
Cancelled	(401,952)	$1.32-$29.63	$12.86

Outstanding, December 31, 2004	4,881,844	$0.99-$47.64	$8.41
Granted	1,670,000	$6.22-$9.57	$8.52
Exercised	(1,240,706)	$0.99 - $10.49	$2.43
Cancelled	(310,334)	$1.11-$30.38	$10.28

Outstanding, December 31, 2005	5,000,804	$1.20-$47.64	$9.82

The following table summarizes options exercisable at December 31, 2005, 2004 and 2003:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
2003	2,939,893	$0.99-$47.64	$7.99
2004	3,413,585	$0.99-$47.64	$8.36
2005	3,237,232	$1.20-$47.64	$10.57

The following table summarizes the status of stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$1.20 to $10.31	2,707,611	$ 6.81	7.6	961,838	$ 3.91
$10.32 to $14.35	1,987,250	11.61	6.9	1,969,451	11.62
$14.36 to $21.00	144,335	19.85	3.2	144,335	19.85
$21.01 to $30.00	66,666	26.65	3.1	66,666	26.65
$30.01 to $47.64	94,942	30.94	3.4	94,942	30.94

     The weighted average estimated fair values of the stock options granted during the years ended December 31, 2005, 2004 and 2003 based on the Black-Scholes option pricing model were $6.20, $4.99, and $7.79, respectively. The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Assumption	2005	2004	2003
Expected Term	5 years	5 years	5 years
Expected Volatility	92.16%	93.82%	98.63%
Expected Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	4.10%	3.49%	3.15%

(b)  Warrants

In connection with a credit facility agreement with a lender and certain consulting services that the lender provided to us, we issued warrants to the lender as follows: in August 2000, a warrant for 100,000 shares of our common stock, at an exercise price of $14.19 per share and expiring August 2007; in October 2000 a warrant for 50,000 shares of our common stock, at an exercise price of $13.08 per share and expiring March 31, 2007; in August 2001, a warrant for 50,000 shares of our common stock, at an exercise price of $2.04 per share and expiring August 16, 2006. All of these warrants were outstanding at December 31, 2005.

NOTE 7. INCOME TAXES

The provision (benefit) for income taxes is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current income tax expense:
Federal	$1,132	$1,401	$1,032
State	2,184	2,978	2,355
	3,316	4,379	3,387
Deferred income tax expense (benefit):
Federal	14,079	18,721	(17,206)
State	849	869	(6,205)
	14,928	19,590	(23,411)

Total provision (benefit) for income taxes	$18,244	$23,969	$(20,024)

Deferred tax assets and liabilities at December 31, 2005 and 2004 are comprised of the following elements (in thousands):

	Year Ended December 31,
	2005	2004
Deferred Tax Assets
Net operating loss carry-forwards	$38,573	$49,546
Amortization	80	198
Allowance for uncollectible accounts	5,483	6,857
Warrants issued for compensation	1,050	1,074
Accruals not currently deductible	2,343	279
Capitalized acquisition costs	737	--
Alternative minimum tax credit carryforward	3,746	2,613

Gross deferred tax assets	52,012	60,567
Less valuation allowance	(12,883)	(11,461)
Net deferred tax assets	$39,129	$49,106

Deferred Tax Liabilities
Depreciation and amortization	$4,608	$12,941
Deductions not currently expensed	245	965
Deferred tax liabilities	$4,853	$13,906

A reconciliation of the Federal statutory rate to our effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal income taxes computed at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes less Federal benefit	4.5	4.4	4.0
Valuation allowance increase (reversal)	2.4	--	(71.4)
Other	(0.8)	--	--

Total provision (benefit) for income taxes	41.1%	39.4%	(32.4)%

    In connection with our acquisition of LDMI in July 2005, we acquired $35 million of federal Net Operating Losses previously generated by LDMI. Due to restrictions imposed as a result of ownership changes of acquired subsidiaries, the amount of LDMI’s Net Operating Loss carryforwards available to offset future taxable income are subject to limitations imposed under Section 382 of the Internal Revenue Code. Annual NOL utilization may be further limited if additional changes in ownership occur. Of the $35 million acquired, approximately $1.0 million was recovered in 2005 and we believe that $34 million are recoverable in varying amounts over the next 13 years.

We maintain a valuation allowance of $8.0 million related to a $23 million tax deduction taken on our 1996 federal income tax return. We have been involved in an administrative proceeding before the Internal Revenue Service and have concluded that it is less than probable that we will prevail in this matter. We maintain valuation allowances of $3.5 million and $3.4 million against state net operating losses in 2005 and 2004, respectively, for amounts that we believe will not be used prior to expiration. During 2005, we determined that a valuation allowance of $0.6 million should be established for the deferred tax asset related to warrants issued for compensation due to the fact that the warrants in question will expire in 2007 and, as of December 31, 2005, it is more likely than not that the deferred tax asset will not be fully realized. During 2005, we also established a valuation allowance of $0.7 million against the deferred tax asset related capitalized transaction costs related to our acquisition of LDMI. To the extent that this valuation allowance is reduced in future periods, the tax effect of any such reversals will be used to reduce the carrying value of LDMI goodwill as opposed to becoming a component of deferred tax benefit.

During 2003, we evaluated the deferred tax asset valuation allowance and determined that a majority of the allowance should be reversed. The evaluation considered the profitability of our business, the ability to utilize deferred tax assets against future taxable income and possible restrictions on use due to provisions of the Internal Revenue Code Section 382. After consideration of each of these factors, we reversed deferred tax asset valuation allowances of $50.6 million.

At December 31, 2005, our federal net operating loss carryforwards are scheduled to expire as follows:

2012	$207
2018	5,642
2019	8,554
2020	54,742
2021 and thereafter	17,305
$86,450

        At December 31, 2005, we had gross deferred tax assets of $8.3 million related to state net operating loss carryforwards that are schedule to expire at various dates through 2025.

NOTE 8. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

(a) Supplemental disclosure of other current liabilities (in thousands):

	2005	2004
Legal and regulatory reserves	$7,431	$5,230
Other	6,750	4,792
Total other current liabilities	$14,181	$10,022

(b) Supplemental disclosure of cash flow information (in thousands):

	2005	2004	2003
Cash paid during the year for interest	$270	$3,506	$9,930
Cash paid during the year for taxes	6,073	3,821	1,980

(c) Supplemental schedule of non-cash investing and financing activities (in thousands):

	2005	2004	2003
Common stock issued in connection with the acquisition of LDMI	15,962	--	--
Asset retirement obligations accruals for property, plant and equipment	1,617	--	--
Change in accounts payables and accrued expenses related to capital expenditures	5,700	--	--
Acquisition of equipment and software under capital lease obligations and vendor financing agreement	$--	$2,545	$3,392

NOTE 9. EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution pension plan (the “Plan”). The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 15% of their compensation (subject to Internal Revenue Code limitations). The Plan allows employees to choose among a variety of investment alternatives. We are not required to contribute to the Plan. During the years ended December 31, 2005, 2004 and 2003, we elected to contribute $116,000, $125,000, and $125,000 to the Plan, respectively.

    We sponsor a second defined contribution plan, as originally established, for the employees of the acquired LDMI ( the “LDMI Plan”). The LDMI plan qualifies as a deferred salary arrangement under Section 401 (k) of the Internal Revenue Code. Eligible employees may contribute up to 15% of their compensation (subject to Internal Revenue Code limitations). The plan allows employees to choose among a variety of investment alternatives. We are not required to contribute to the Plan. Since acquisition through December 31, 2005, we elected to contribute $52,000 to the LDMI Plan.

NOTE 10. PER SHARE DATA

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

	Year Ended December 31,
	2005	2004	2003
Income available to common stockholders used to compute basic income per share	$26,161	$36,812	$81,817
Interest expense on convertible bonds	--	--	(1)
Income available for common stockholders after assumed conversion of dilutive securities used to compute diluted income per share	$26,161	$36,812	$81,816

Weighted average number of common shares outstanding used to compute basic income per share	28,675	26,847	26,376
Effect of dilutive securities*:
Stock options and warrants	621	1,007	1,233
5% Convertible subordinated notes due 2004	--	--	9
8% Senior convertible subordinated notes due 2007	--	--	188
Weighted average number of common and common equivalent shares outstanding used to compute diluted income per share	29,296	27,854	27,806

Weighted average common shares outstanding:
Basic	28,675	26,847	26,376
Diluted	29,296	27,854	27,806

Income per share:
Basic	$0.91	$1.37	$3.10
Diluted	$0.89	$1.32	$2.94

* The diluted share basis for the years ended December 31, 2005, 2004 and 2003 excludes options and warrants to purchase 2.5 million, 3.1 million and 1.3 million shares of common stock, respectively, because their exercise prices were greater than the average market value of the common stock for each year.

NOTE 11. FINANCIAL INSTRUMENTS

Fair value estimates, assumptions, and methods used to estimate the fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. We have used available market information, where available, to derive our estimates.

The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Debt is comprised of vendor financing and capital leases. The fair value of the vendor financed debt was estimated using discounted cash flow calculations, based on borrowing rates currently available to the company. Capital leases are recorded at their net present value, which approximates fair value.

The estimated fair value of our financial instruments is as follows:

	December 31,
	2005		2004
Carrying Amount	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Vendor financing agreement	$1,220	$1,196	$2,057	$1,999
Capital lease obligations	4,057	4,057	2,189	2,189

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

There were certain adjustments recorded in the fourth quarter 2005 financial statements related to prior periods. The impact of these items, however, was not material to the current period or any prior periods.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenue	$119,835	$107,669	$120,645	$114,591
Operating income	15,362	15,464	9,309	2,639
Net income	9,470	9,368	5,217	2,106
Net income per share - Basic	0.35	0.34	0.18	0.07
Net income per share - Diluted	0.34	0.33	0.17	0.07

2004
Revenue	$109,619	$115,213	$120,929	$125,251
Operating income	14,401	14,305	14,256	16,367
Net income	8,288	8,422	9,011	11,091
Net income per share - Basic	0.31	0.31	0.33	0.41
Net income per share - Diluted	0.29	0.30	0.32	0.40

NOTE 13. ACQUISITION OF LDMI TELECOMMUNICATIONS, INC.

    On May 23, 2005, we entered into an Agreement and Plan of Merger with LDMI Telecommunications, Inc. (the “LDMI Acquisition Agreement”), providing for our acquisition of LDMI Telecommunications, Inc. (“LDMI”). LDMI was privately held and is a facilities-based competitive local exchange carrier serving business and residential customers primarily in Michigan and Ohio. The acquisition of LDMI significantly accelerated our entry into the medium-sized business market with its established sales force and product portfolio. Under the terms of the LDMI Acquisition Agreement, LDMI became a wholly owned subsidiary on July 13, 2005 and results of LDMI are included in the consolidated financial statements since that date. In exchange for all of the stock of LDMI, we paid $21.3 million in cash ($24 million less cash acquired of $2.7 million) and issued 1.8 million shares of our common stock. The aggregate purchase price was $42.8 million, including the 1.8 million shares of our common stock with a market value of $16.0 million, $0.8 million of transaction costs and a $4.7 million repayment of LDMI debt.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the related deferred income taxes as of the date of acquisition. The excess of the purchase price paid over the fair value of net assets acquired was allocated to goodwill. Any changes to the fair value of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the fair value of the assets acquired and liabilities assumed and a corresponding adjustment to goodwill. During the fourth quarter of 2005, we reduced the goodwill capitalized at acquisition from $26.5 million to $23.5 million. This reduction is primarily related to a $4.1 million increase to the appraised value of fixed assets acquired, offset by the related reduction to deferred tax assets of $1.2 million.

At July 13, 2005
(In thousands)
Current assets	$15,574
Property and equipment	19,080
Goodwill	23,466
Intangible and other assets	6,290
Deferred income taxes, long-term	12,229
Total assets acquired	76,639

Current liabilities	29,565
Long-term debt	1,534
Deferred income taxes, long-term	2,728
Total liabilities assumed	33,827

Net assets acquired	$42,812

Acquired intangibles consist of $0.7 million of registered trademarks that are being amortized over a two year period and $5.4 million to customer lists, which have an expected useful life of three years. Goodwill is not expected to be deductible for tax purposes.

The following unaudited pro forma information presents a summary of the consolidated results of our operations as if the LDMI acquisition had occurred on January 1, 2004:

	Year Ended December 31, (In thousands, except for per share data) (Unaudited)
	2005	2004
Revenues	$524,833	$591,536
Net income	$24,454	$31,908

Earnings per share:
Basic	$0.83	$1.11
Diluted	$0.81	$1.08
Weighted average shares:
Basic	29,631	28,647
Diluted	30,252	29,654

The pro forma consolidated results of operations include adjustments to give effect to amortization of intangibles, depreciation of equipment, interest expense and income, income taxes, transaction fees and shares of common stock issued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have occurred had the acquisition been made at the beginning of 2004 or the future results of the combined operations.

The purchase price allocations used in the preparation of these financial statements are preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed.

NOTE 14. SUBSEQUENT EVENT.

On October 18, 2005, we and one of our subsidiaries entered into an Agreement and Plan of Merger (the “NTC Acquisition Agreement”) with Network Telephone Corporation (“NTC”), providing for our acquisition of NTC. NTC was privately held and is a facilities-based competitive local exchange carrier serving business customers primarily in Southeast United States. Under the terms of the NTC Acquisition Agreement, NTC became our indirect wholly owned subsidiary on January 3, 2006, and, in exchange for all of the stock of NTC, we paid $18.0 million in cash, of which approximately $1.8 million has been deposited in escrow to be held as security for certain indemnification obligations to us under the NTC Acquisition Agreement. It is expected that the acquisition will extend Talk America’s networking footprint to the southeastern United States and add significantly to our commercial services capabilities. In accordance with the requirements of SFAS No. 141, “Business Combinations,” we intend to undergo an extensive review of the fair values of the acquisition’s assets and liabilities during the first quarter of 2006. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. We will determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices, and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based upon this evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Management's assessment of our internal control over financial reporting as of December 31, 2005 did not include LDMI Telecommunications, Inc. ("LDMI"), which we acquired in a purchase business combination during 2005. LDMI is a wholly-owned subsidiary of the Company that represented approximately 24% and 10% of our consolidated total assets and our consolidated total revenue, respectively, as of and for the year ended December 31, 2005.

Based on management's assessment using the COSO criteria set forth in Internal Control-Integrated Framework, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears in Item 8 of this Annual Report.

Remediation of Material Weaknesses—As reported in Item 9A of ourAnnual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004, the Company reported material weaknesses in its internal control over financial reporting as the Company did not maintain effective controls over (i) the application of generally accepted accounting principles related to the financial reporting process for complex transactions and (ii) the reconciliation of sales, use and excise tax liability.  Management took the following steps, which contributed to the remediation of the material weaknesses as of December 31, 2005:

1.
We engaged outside contractors with technical and accounting related expertise to assist in the preparation of the income tax provision and related work papers. We also implemented controls to assure accurate data is provided to, and that we review and agree with the conclusions of, outside contractors.

2.
We have retained the services of outside contractors with technical accounting capabilities to assist management with the analysis of complex and technical accounting issues that are outside the technical capabilities of our personnel. In addition, we have established processes to identify issues that would require such retention of outside contractors.

   3.   We have redesigned the account reconciliation process for sales, use and excise tax liabilities. An in-depth review of the account reconciliation is performed and our Chief
         Accounting Officer reviews the analysis and confirms the review process has been completed in a timely manner.

We have concluded that based upon the actions taken the Company has remediated each of the aforementioned material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting— There were no changes in internal control over financial reporting during our most recent fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

See the information regarding our executive officers included in Part I of this Annual Report under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT,” which information is incorporated herein by reference. Our directors, as of March 1, 2006, were as follows:

Name	Age	Position

Gabriel Battista (2)	61	Chairman of the Board of Directors
Mark Fowler (3)	64	Director
Robert Korzeniewski (3)	49	Director
Edward B. Meyercord, III (1)	40	Chief Executive Officer, President and Director
Ronald Thoma (2)	71	Director

         (1)  Director whose term expires in 2006.
(1)	Director whose term expires in 2007.
(2)	Director whose term expires in 2008.

All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

GABRIEL BATTISTA. Mr. Battista currently serves as Chairman of our Board of Directors. From January 1999 through May 2001 Mr. Battista served as our Chairman of the Board of Directors, Chief Executive Officer and President. From May 2001 through December 2003, Mr. Battista served as our Chairman of the Board of Directors and Chief Executive Officer. From January 2004 through December 2005, Mr. Battista served as Executive Chairman of the Board of Directors; Mr. Battista’s term as an employee of the Company ended on December 31, 2004 (he continues as the non-executive Chairman of our Board and a Director). Prior to joining us in January of 1999 as a Director and Chief Executive Officer, Mr. Battista served as Chief Executive Officer of Network Solutions Inc., an Internet domain name registration company. Prior to joining Network Solutions, Mr. Battista served both as CEO and as President and Chief Operating Officer of Cable & Wireless, Inc., a telecommunication provider. His career also included management positions at US Sprint, GTE Telenet and The General Electric Company. Mr. Battista serves as a trustee of Capitol College and as a director of a privately held company.

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

RONALD THOMA. Mr. Thoma is currently a business consultant, having retired in 2000 as an Executive Vice President of Crown Cork and Seal Company, Inc., a manufacturer of packaging products, where he had been employed since 1955. Mr. Thoma is a trustee of Frankford Health System and a trustee of Delaware Valley College. Mr. Thoma has served as one of our Directors since 1995.

Audit Committee. In 2005, the Audit Committee consisted of Mark S. Fowler, Robert Korzeniewski and Ronald R. Thoma. Our Board of Directors has determined that all of the members of the Audit Committee are independent, as that term is defined in the NASD’s listing standards. Our Board of Directors has also determined that Robert Korzeniewski is an "audit committee financial expert" as this term is defined in the rules and regulations adopted by the SEC.

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

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain officers and persons who are the beneficial owners of more than 10 percent of our Common Stock are required to report their ownership of the Common Stock, options and certain related securities and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates in 2005. We believe that all of the required filings have been made in a timely manner. In making this statement, we have relied on copies of the reporting forms received by us.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information for the fiscal years ended December 31, 2005, 2004 and 2003 as to the compensation for services rendered paid or awarded by us to our Chief Executive Officer and to the four other most highly compensated executive officers whose annual salary and bonus exceeded $100,000.

Summary Compensation Table
	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary (1)	Bonus (1)	Securities Underlying Options/SARS

Edward B. Meyercord, III, Chief	2005	$500,000	$470,000	250,000(2)
Executive Officer, President and Director	2004	$500,000	$310,000	--
	2003	$350,000	$452,500	300,000(3)(4)

Patrick O'Leary, Executive	2005	$162,000(5)	$454,540(6)	75,000(2)
Vice President - Business Services	2004	--	--	--
	2003	--	--	--

Aloysius T. Lawn, IV, Executive Vice	2005	$275,000	$210,800	75,000(2)
President - General Counsel and	2004	$275,000	$139,900	--
Secretary	2003	$275,000	$287,800	60,000(3)

Warren A. Brasselle, Executive Vice	2005	$250,000	$196,000	75,000(2)
President - Network Operations	2004	$250,000	$127,500	--
	2003	$250,000	$265,500	60,000(3)

Jeffrey Earhart, Executive Vice	2005	$250,000	$197,000	75,000(2)
President - Customer Operations	2004	$250,000	$124,000	--
	2003	$230,000	$312,000	60,000(3)

(1) The costs of certain benefits not properly categorized as salary or benefits are not included because they did not exceed, in the case of any executive officer named in the table, the lesser of $50,000 or 10% of the total annual salary and bonus of such executive officer reported in the above table.

(2)  Options to purchase shares of our common stock. Messrs. Meyercord, Lawn, Earhart, Brasselle, and O'Leary, were granted options under our 2005 Long Term Incentive Plan to purchase 250,000, 75,000, 75,000, 75,000, and 75,000 shares, respectively, of our common stock at an exercise price of $8.62 per share that vest over three years, except for Mr. O'Leary's shares, which vest in their entirety in one year.

(3)  Options to purchase shares of our common stock. Messrs. Meyercord, Lawn, Earhart, and Brasselle were granted options under our 2003 Long Term Incentive Plan to purchase 200,000, 60,000, 60,000, and 60,000 shares, respectively, of our common stock at an exercise price of $10.49 per share that vested over three years when granted but, due to the acceleration in vesting of certain out-of-the-money options in 2005, were fully vested in 2005.

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

(5) Mr. O'Leary commenced his employment with the company on July 13, 2005 and the above table includes compensation from that date. Prior to that time he was President and Chief Executive Officer of LDMI Telecommunications, Inc., which we acquired on July 13, 2005.

(6) Mr. O’Leary’s bonuses include: (i) $17,718 payable to him under his previously reported employment agreement based on certain performance criteria relating to the performance of our subsidiary, LDMI, (ii) $366,135 payable to him under the Employee Severance Retention Agreement entered into with our subsidiary, LDMI, prior to our acquisition thereof, and (iii) $70,687 payable to him under our bonus plan.

The following table sets forth further information regarding grants of options to purchase our common stock made by us during the fiscal year ended December 31, 2005 to the executive officers named in the Summary Compensation Table, above.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in 2005	Exercise or Base Price ($/Sh) (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (3)
					5%($)	10%($)
Edward B. Meyercord, III	250,000 (2)	15%	$8.62	8/12/15	1,355,268	3,434,515
Aloysius T. Lawn, IV	75,000 (2)	4%	$8.62	8/12/15	406,580	1,030,355
Warren A. Brasselle	75,000 (2)	4%	$8.62	8/12/15	406,580	1,030,355
Jeffrey Earhart	75,000 (2)	4%	$8.62	8/12/15	406,580	1,030,355
Patrick O'Leary	75,000 (2)	4%	$8.62	7/13/10	406,580	1,030,355

(1) All options have been granted at market price on the date of issue.

(2)  The options granted to Messrs. Meyercord, Lawn, Earhart, Brasselle and O'Leary were granted under our 2005 Long Term Incentive Plan. The options granted vest over three years, except for Mr. O'Leary's shares, which vest in their entirety in one year.

(3)  Disclosure of the 5% and 10% assumed annual compound rates of stock appreciation based on exercise prices are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

The following table sets forth certain information as to aggregated option/SAR exercises in our fiscal year ended December 31, 2005 and option/SAR values as of December 31, 2005 for each of the executive officers named in the Summary Compensation Table, above.

Aggregate Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs ----------------------------- Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs (1) ----------------------------- Exercisable/Unexercisable
Edward B. Meyercord, III	100,000	$719,000	466,666/250,000	$486,500/$2,500
Aloysius T. Lawn, IV	26,666	$101,732	207,499/75,000	$546,541/$750
Warren A. Brasselle	40,000	$287,600	113,333/75,000	$201,164/$750
Jeffrey Earhart	30,000	$215,700	146,000/75,000	$294,530/$750
Patrick O'Leary	0	$0	0/75,000	$0/$750

(1) Calculated as the difference between the exercise/base-price of the options/SARs and a year-end fair market value of the underlying securities equal to $8.63.

During 2005, the executive officers named in the Summary Compensation Table, above, did not participate in either a long-term incentive plan or a defined benefit or actuarial plan.

Compensation Of Directors

The following table shows the compensation for our non-employee directors for the fiscal year ended December 31, 2005:

_____________________________________________________________________________________________

Annual Board retainer          $20,000
Annual Chair of Audit Committee retainer (1)        $5,000
_____________________________________________________________________________________________
(1) Paid in addition to the Annual Board retainer.

For 2005, the Board also approved grants to each of the non-employee directors of options to purchase 15,000 shares of Common Stock under the 2003 Long Term Incentive Plan at an exercise price of $8.86 per share, the market value on the date of grant. The options vest in equal installments over three years and have a ten-year term. Non-employee directors were also reimbursed for reasonable expenses incurred in connection with attendance at Board meetings or meetings of committees thereof and Board- and committee-related activities.

We also paid Mr. Battista a total of $300,000 ($25,000 per month) in 2005 for consulting services to us under our one-year consulting agreement with him, which was effective as of January 1, 2005 and expired on December 31, 2005. Under the terms of the consulting agreement, in 2005 we also provided Mr. Battista with access to and use of an office and related services in our offices and cellular phone service and provided him with health benefits comparable to those provided to our senior executive officers.

Effective January 1, 2006, we will pay our non-employee directors an annual retainer of $40,000 and the non-employee Chairman of the Board an additional annual fee of $40,000 per year, in each case payable in equal quarterly installments, and will pay the Chairman of our Audit Committee an additional annual retainer of $5,000 in a single payment. In addition, the non-employee Chairman of the Board is provided with access to and use of an office and related services in our offices and cellular phone service and is provided with or reimbursed for the costs of health benefits comparable to those provided to our senior executive officers. Non-employee directors will also be reimbursed for reasonable expenses incurred in connection with attendance at Board meetings or meetings of committees thereof and Board- and committee-related activities.

In addition, non-employee directors will continue to be eligible to receive awards for a number of shares to be determined by the Board. Subject to the limits in our various incentive plans, the Board has the discretion to determine the form and terms of any awards to non-employee directors.

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

Patrick O'Leary entered into an eighteen-month employment agreement effective as of July 13, 2005. Under the contract, Mr. O'Leary is entitled to a minimum annual base salary of $350,000 and certain other perquisites made generally available to our senior executive officers.

Each of the employment agreements for Messrs. Meyercord, Lawn, Brasselle, Earhart and O'Leary provides for immediate vesting of options in event of a "change of control" (as defined in the agreements) of us and provides for severance benefits in the event employment is terminated by us without cause prior to the end of the term and for a certain period beyond the end of the term in the event of a "change of control." The severance benefits in the event employment is terminated by us without cause prior to the end of the term are generally the payment of an amount equal to one year’s base salary plus all bonus amounts due such executive at the time of termination, as well as the continuation of various employee benefits for one year. The severance benefits in the event employment is terminated for a certain period beyond the end of the term in the event of a "change of control" are generally the payment of an amount equal to one year’s base salary plus all the average annual incentive bonus earned by the executive in the preceding four years, as well as the continuation of various employee benefits for one year.

Each of the above-described agreements requires the executive to maintain the confidentiality of our information and assign any inventions to us. In addition, each of the executive officers has agreed that he will not compete with us by engaging in any capacity in any business that is competitive with our business during the term of his respective agreement and thereafter for specified periods.

Compensation Committee

In 2005, the Compensation Committee consisted of Mark S. Fowler and Ronald R. Thoma. The Compensation Committee is responsible for determining compensation for our executive officers and currently administers the 1998 Long Term Incentive Plan, the 2000 Long Term Incentive Plan, the 2001 Non-Officer Long Term Incentive Plan, the 2003 Long Term Incentive Plan and the 2005 Incentive Plan and reviews and approves the grant of options to our employees.

Compensation Committee Interlocks And Insider Participation

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 1, 2006 (except as otherwise noted) by (i) each stockholder who is known by us to own beneficially more than five percent of the outstanding common stock, (ii) each of our directors and nominees for director, (iii) each of the executive officers named in the Summary Compensation Table above in Item 11 of this Annual Report and (iv) all our current directors and executive officers as a group. Except as otherwise indicated below, we believe that the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares.

Name of Beneficial Owner or Identity of Group	Number of Shares Beneficially Owned (1)	Percent of Shares Beneficially Owned

Paul Rosenberg 650 N. E. 5th Avenue Boca Raton, FL 33432	1,919,995(2)	6.3%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,684,002(3)	5.5%
Mellon Financial Corporation One Mellon Center Pittsburgh, PA 15258	1,751,170(4)	5.8%

Eton Park Fund, L.P., Eton Park Master Fund, Ltd.
Eton Park Associates, L.P., Eton Park Capital
Management, L.P., Eric M. Mindich
825 Third Avenue, 8th Floor
New York, NY 10022

Barclays Global Investors, NA., Barclays
Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited
45 Fremont Street
San Francisco, CA 94105
	2,800,000(5) 2,406,912(6)	9.2% 7.9%
Gabriel Battista	646,666	2.1%
Mark S. Fowler	137,374	*
Edward B. Meyercord, III	473,333	1.5%
Ronald R. Thoma	59,311	*
Robert Korzeniewski	21,000	*
Aloysius T. Lawn, IV	207,499	*
Jeffrey Earhart	150,768	*
Warren Brasselle	123,166	*
Patrick O’Leary	0	*
All directors and executive officers as a group (14 persons)	2,123,782(7)	6.6%

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

(3) The foregoing information is derived from the Schedule 13G filed by Dimensional Fund Advisors Inc. on February 6, 2006.

(4) The foregoing information is derived from the Schedule 13G filed by Mellon Financial Corporation on February 15, 2006. This Schedule indicates that, as of December 31, 2005, Mellon Financial Corporation had beneficial ownership of 1,751,170 shares, with sole voting power for 955,137 shares and sole dispositive power for 1,706,670 shares.

(5) The foregoing information is derived from the Schedule 13G/A filed by Eton Park Fund, L.P., Eton Park Master Fund, Ltd., Eton Park Associates, L.P., Eton Park Capital Management, L.P. and Eric M. Mindich on February 8, 2006. This Schedule indicates that, as of December 31, 2005: Eton Park Fund, L.P. had beneficial ownership of 980,000 shares, with shared voting power and shared dispositive power for 980,000 shares; Eton Park Master Fund Ltd. had beneficial ownership of 1,820,000 shares, with shared voting power and shared dispositive power over 1,820,000 shares; Eton Park Associates, L.P. had beneficial ownership of 980,000 shares, with shared voting power and shared dispositive power for 980,000 shares; Eton Park Capital Management, L.P. had beneficial ownership of 1,820,000 shares, with shared voting power and shared dispositive power for 1,820,000 shares, and; Eric M. Mindich had beneficial ownership of 2,800,000 shares, with shared voting power and shared dispositive power for 2,800,000 shares.

(6) The foregoing information is derived from the Schedule 13G filed by Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd. and Barclays Global Investors Japan Trust and Banking Company Limited on January 26, 2006. This Schedule indicates that, as of December 31, 2005: Barclays Global Investors, NA had beneficial ownership of 2,406,912 shares, with sole voting power for 2,141,523 shares and sole dispositive power for 2,406,912 shares; Barclays Global Fund Advisors had beneficial ownership of 341,217 shares, with sole voting power and sole dispositive power for 341,217 shares; and Barclays Global Investors, Ltd. and Barclays Global Investors Japan Trust and Banking Company Limited had no beneficial ownership.

(7) Includes shares of our common stock that could be acquired upon exercise of options exercisable within 60 days after March 1, 2006 as follows: Paul Walker - 16,667.

Equity Compensation Plans and Securities

The following table sets forth certain information as of December 31, 2005 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by security holders	3,479,261	$8.98	883,596
Equity compensation plans not approved by security holders (2)	1,521,543	$11.74	339,306
Total	5,000,804	$9.82	1,222,902

(1) Excludes securities reflected in the first column as “to be issued upon exercise of outstanding options, warrants and rights.” Under all plans, if any shares subject to a previous award are forfeited, or if any award is terminated without issuance of shares or satisfied with other consideration, the shares subject to such award shall again be available for future grants.

(2) These are shares issuable upon exercise of options, most of which options were issued under our 2001 Non-Officer Long Term Incentive Plan (“2001 Plan”), pursuant to which up to 1,666,666 shares of our common stock (subject to certain adjustments) may be issued to our non-executive employees in the form of options, rights, restricted stock and incentive shares. Generally, the options granted under the 2001 Plan vest in equal annual portions over a three-year period and expire ten years from the date of grant, except that in limited circumstances certain options have a vesting period less than three years, including by reason of the acceleration in vesting of certain out-of-the-money options in December 2005, or a term less than ten years. At December 31, 2005, 339,306 shares of common stock were available under the 2001 Plan for possible future issuances. All options granted under the 2001 Plan have an exercise price equal to the fair market value of the stock on the grant date.

The balance of these shares include shares issuable on exercise of certain options granted to non-executive employees or to executive officers in connection with their initial employment, in each case without shareholder approval as permitted by the rules of Nasdaq. These other options have an exercise price equal to the fair market value of the stock on the grant date, expire ten years from the date of grant and vest in equal annual portions over a three-year period, except that in limited circumstances certain options have a vesting period less than three years, including by reason of the acceleration in vesting of certain out-of-the-money options in December 2005. To the extent permitted by the rules of Nasdaq in connection with the initial employment of employees, there may be further grants of securities, by option or otherwise, without shareholder approval.

See also Note 6 of the Notes to Consolidated Financial Statements in Item 6 of Part II of this Form 10-K Annual Report, which Note is incorporated herein by reference

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

 During our fiscal years ended December 31, 2005 and 2004, PricewaterhouseCoopers LLP provided services to us in the following categories and amounts:

Description	2005	2004

Audit Fees	$1,244,571	$960,000
Audit-Related Fees	$143,929	$0
Tax Fees	$0	$8,696
All Other Fees	$1,500	$1,500

    In the above table, “audit fees” are fees we paid to PricewaterhouseCoopers LLP, our independent registered public accountants, for professional services for the audit of our consolidated financial statements included in our Form 10-K Annual Report (including for annual audit and attestation of management’s evaluation of internal control over financial reporting) and review of financial statements included in our Form 10-Q Quarterly Reports, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements (including internal control consultations associated with preparation for compliance with Sarbanes-Oxley Section 404); “audit related fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “audit fees” which primarily consisted, in fiscal 2005, of work related to the acquisition of LDMI; “tax fees” are fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice, and tax planning services, which primarily consisted, in fiscal 2004, of tax research, and, in fiscal 2005, of tax advice related to the acquisition of LDMI; and “all other fees” are fees billed by PricewaterhouseCoopers LLP to us for any services not included in the first three categories, which consisted, in fiscal 2004 and 2005, of the annual subscription fee for an online information service.

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

In both 2004 and 2005, the Audit Committee pre-approved 100% of the services provided by our independent registered public accountants in such years.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Form 10-K Annual Report.

    (1) Consolidated Financial Statements:

The Consolidated Financial Statements filed as part of this Form 10-K Annual Report are listed in the "Index to Consolidated Financial Statements" in Item 8.

   (2) Consolidated Financial Statement Schedule:

The Consolidated Financial Statement Schedule filed as part of this report is listed in the "Index to S-X Schedule."

Schedules other than those listed in the accompanying Index to S-X Schedule are omitted for the reason that they are either not required, not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO S-X SCHEDULE

PAGE

Schedule II -- Valuation & Qualifying Accounts	52

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance Rollforward
(In Thousands)

YEAR ENDED DECEMBER 31,	BALANCE AT BEGINNING OF PERIOD	AMOUNTS CHARGED TO EXPENSE (INCOME)	WRITE-OFFS	OTHER (a)	BALANCE AT END OF PERIOD

2005	$ 11,461	1,067	(436)	791	$ 12,883

2004	$ 14,760	(180)	(3,119)	--	$ 11,461

2003	$ 77,591	(50,585)	(5,756)	(6,490)	$ 14,760

__________________

(a) Column represents changes in the deferred tax asset valuation allowance related to business acquisitions.

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

10.14	Restated Access One Communications Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-8 (File No. 333-52166).*

10.15	Restated Access One Communications Corp. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.3 to our registration statement on Form S-8 (File No. 333-52166).*

10.16	Employment Agreement with Jeffrey Earhart dated July 30, 2004 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.17	Employment Agreement with Warren Brasselle dated July 30, 2004 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.18	Employment Agreement with Timothy Leonard dated March 15, 2005 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2004).*

10.19	Lease by and between Talk America Inc. and BTS Owners LLC, dated as of July 1, 2003 (incorporated by reference to Exhibit 10.24 to our annual Report on Form 10-K for the year ended December 31, 2003).

10.20	Amendment to Office Lease by and between Michigan Plaza LLC (predecessor-in-interest to BTS Owners LLC) and Talk America Inc. dated November 30, 2005 (1).

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

10.23	Our 2001 Non-Officer Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 (File No. 333-74820).*

10.24	Office Lease by and between TMT Reston I & II, Inc. and Talk America Inc. dated as of September 16, 2005 (1).

10.25	Our 2003 Long Term Incentive Plan (incorporated by reference to Exhibit B of our Definitive Proxy Statement filed on May 6, 2003).*

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

10.35	Employment Agreement with Patrick O'Leary dated July 13, 2005 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 13, 2005).*

10.36       Employment Agreement with Mark Wayne dated July 13, 2005 (1).*

10.37	Summary of Talk America Holdings, Inc. Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005).*

10.38	Talk America Executive Nonqualified Savings Plan (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (Registration No. 333-131230)).*

10.39	Executive Officer and Management Bonus Program Summary, as amended as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2005).*

10.40	2006 Executive Officer and Management Bonus Program Summary (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2005).*

10.41	2006 Supplemental Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2005).*

10.42	Office Lease by and between Cordova Associates, LLC and NT Corporation dated as of September 7, 2000 (1).

10.43	Amendment to Office Lease by and between Cordova Associates, LLC and NT Corporation dated as of November 28, 2001 (1).

10.44	Second Amendment to Office Lease by and between Cordova Associates, LLC and NT Corporation dated as of October 21, 2002 (1).

10.45	Office Lease by and between BSRT Phoenix Business Park, LLC and LightNetworks, Inc. dated as of January 13, 2000 (1).

10.46	Amendment to Office Lease by and between BSRT Phoenix Business Park, LLC and LightNetworks, Inc. dated February 17, 2000 (1).

10.47	Second Amendment to Office Lease by and between BSRT Phoenix Business Park, LLC and LightNetworks, Inc. dated April 17, 2000 (1).

10.48	Assignment of Office Lease by and between LightNetworks, Inc., Network Telephone Corporation and BSRT Phoenix Business Park, LLC dated September 21, 2000 (1).

10.49
Amendment to Office Lease by and between Phoenix Business Park, LLC, successor to DA Phoenix, LLC, successor to BSRT Phoenix Business Park LLC and Network Telephone Inc., successor to LightNetworks, Inc. dated August 4, 2005 (1).

10.50	Amendment to Office Lease by and between Phoenix Business Park, LLC and Network Telephone Inc., dated October ___, 2005 (1).

10.51	Amendment to Office Lease by and between Phoenix Business Park, LLC and Network Telephone Inc., dated December 21, 2005 (1).

10.52
Amendment to Office Lease by and between Phoenix Business Park, LLC (successor in interest to BSRT Phoenix Business Park, LLC and Network Telephone, Inc. (successor in interest to LightNetworks, Inc.) dated as of January 9, 2005 (1).

10.53	Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of January 28, 2003 (1).

10.54       First Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of February 13, 2003 (1).

10.55       Second Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of May 9, 2003 (1).

10.56      Third Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of October 22, 2003 (1).

10.57       Fourth Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of May 19, 2004 (1).

10.58       Fifth Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of February 1, 2005 (1).

10.59       Six Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of May 1, 2005 (1).

10.60       Seventh Lease Modification to Office Lease by and between American Center LLC and LDMI Telecommunications, Inc. dated as of October 1, 2005 (1).

10.61	Office Lease by and between Galleria Equities, LLC and LDMI Telecommunications, Inc. dated May 31, 2000 (1).

10.62	Office Lease by and between Southfield Technecenter Re 1 LLC and Talk America Inc. dated February 24, 2003 (1).

10.63      Talk America Holdings, Inc. 2003 Long Term Incentive Plan Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 29, 2005).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Our Subsidiaries (1).

23.1         Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Edward B. Meyercord, III Pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of David G. Zahka Pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Edward B. Meyercord, III Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of David G. Zahka Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished herewith).

* Management contract or compensatory plan or arrangement.

(1) Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2006

                                          TALK AMERICA HOLDINGS, INC.

                                          By:  /s/ Edward B. Meyercord, III
                        Edward B. Meyercord, III
                        Chief Executive Officer, President
                        and Director