Form 10-Q
period 2006-03-31
TALK AMERICA HOLDINGS INC
filed 2006-05-10
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to _____

Commission file number 000 - 26728

Talk America Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2827736 (I.R.S. Employer Identification No.)

6805 Route 202, New Hope, PA (Address of principal executive offices)	18938 (Zip Code)

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

30,427,368 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of May 9, 2006.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue	$120,516	$119,835

Costs and expenses:
Network and line costs (excluding depreciation and amortization)	61,837	60,996
General and administrative expenses	28,584	18,120
Provision for doubtful accounts	4,050	5,588
Sales and marketing expenses	10,936	10,268
Depreciation and amortization	11,235	9,501
Total costs and expenses	116,642	104,473

Operating income	3,874	15,362
Other income (expense):

Interest income	318	308
Interest expense	(227)	(25)
Other income (expense), net	113	(20)
Income before provision for income taxes	4,078	15,625
Provision for income taxes	1,697	6,155

Net income	$2,381	$9,470

Income per share - Basic:
Net income per share	$0.08	$0.35

Weighted average common shares outstanding	30,382	27,086

Income per share - Diluted:
Net income per share	$0.08	$0.34

Weighted average common and common equivalent shares outstanding	30,743	27,813

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$23,283	$46,288
Restricted cash	1,925	--
Accounts receivable, trade (net of allowance for uncollectible accounts of $14,618 and $13,838 at March 31, 2006 and December 31, 2005, respectively)	40,358	43,600
Deferred income taxes	18,109	18,096
Prepaid expenses and other current assets	12,962	10,297
Total current assets	96,637	118,281

Property and equipment, net	102,898	98,492
Goodwill	36,479	36,479
Intangible assets, net	4,712	4,934
Deferred income taxes	33,584	21,033
Capitalized software and other assets	10,321	9,470
	$284,631	$288,689
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,255	$40,025
Sales, use and excise taxes	7,725	7,316
Deferred revenue	15,004	13,824
Current portion of long-term debt and capitalized lease obligations	3,609	3,988
Accrued compensation	5,020	9,405
Other current liabilities	12,840	12,933
Total current liabilities	$77,453	$87,491

Long-term debt and capitalized lease obligations	1,045	1,289

Deferred income taxes	4,036	4,853

Other non-current liabilities	5,934	3,269

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 30,417,368 and 30,368,267 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	317	317
Additional paid-in capital	382,476	380,481
Accumulated deficit	(181,630)	(184,011)
Treasury stock - at cost, 1,315,789 shares at March 31, 2006 and December 31, 2005	(5,000)	(5,000)
Total stockholders' equity	196,163	191,787
	$284,631	$288,689
See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,381	$9,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	4,050	5,588
Depreciation and amortization	11,235	9,501
Stock-based compensation	1,608	--
Other non cash charges (benefits) - net	(40)	20
Deferred income taxes	1,071	4,484
Changes in assets and liabilities, net of businesses acquired:
Restricted cash	1,370	--
Accounts receivable, trade	3,635	202
Prepaid expenses and other current assets	(456)	652
Other assets	(158)	9
Accounts payable	(9,707)	707
Sales, use and excise taxes	(228)	(1,591)
Deferred revenue	(841)	(1,049)
Accrued compensation	(8,944)	(5,068)
Other liabilities	(1,724)	(83)
Net cash provided by operating activities	3,252	22,842

Cash flows from investing activities:
Acquisition of NTC, net of cash acquired	(16,485)	--
Capital expenditures	(7,449)	(12,221)
Capitalized software development costs	(1,278)	(1,010)
Proceeds from sale of property and equipment	--	42
Net cash used in investing activities	(25,212)	(13,189)

Cash flows from financing activities:
Payments of capital lease obligations	(1,397)	(629)
Proceeds from exercise of options	352	667
Net cash provided by (used in) financing activities	(1,045)	38

Net increase (decrease) in cash and cash equivalents	(23,005)	9,691
Cash and cash equivalents, beginning of period	46,288	47,492
Cash and cash equivalents, end of period	$23,283	$57,183

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balances, December 31, 2005	31,684	$317	$380,481	$(184,011)	1,316	$(5,000)	$191,787

Net income	--	--	--	$2,381	--	--	$2,381
In Icome tax benefit related to exercise of common stock options	--	--	82	--	--	--	82
S Stock-based compensation	49	--	$1,913	--	--	--	$1,913
Balances, March 31, 2006	31,733	$317	$382,476	$(181,630)	1,316	$(5,000)	$196,163

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES

(a) Basis of Financial Statements Presentation

The condensed consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly owned subsidiaries (collectively, "Talk America," "we," "our" and "us"). All intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements and related notes thereto as of March 31, 2006 and for the three months ended March 31, 2006 and March 31, 2005 are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results for the periods presented. The consolidated balance sheet information for December 31, 2005 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006, as amended by our Form 10-K/A filed March 28, 2006 (as so amended, our "2005 Form 10-K”). These interim financial statements should be read in conjunction with our 2005 Form 10-K. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

(b) Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	Increased price and product competition in commercial and residential voice and data services, and overall competition within the telecommunications industry
•	Our ability to successfully integrate businesses that we acquire, including but not limited to Network Telephone Corporation
•	Dependence on the availability and functionality of the networks of the incumbent local exchange carriers

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

We are party to various network service agreements, which contain certain minimum usage commitments. In December 2003, we entered into a four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement or if vendor diversity is required. Our AT&T agreement establishes pricing and provides for annual minimum commitments based upon usage as follows: 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. In February 2006, we amended the AT&T agreement to provide that certain services that we purchase or may purchase from AT&T (and its affiliates) will now count toward the minimum commitment. With this amendment, we anticipate that we will not be required to make any shortfall payments under this contract. In addition to the AT&T commitment, we have other commitments with various other vendors for telecommunication services as follows: 2006 - $5.9 million, 2007 - $3.0 million and 2008 and thereafter - $1.3 million.

In addition, at March 31, 2006, we had outstanding purchase orders for capital expenditures of $1.1 million. We have a contract with our invoice printing company that establishes pricing and provides for annual minimum payments as follows: 2006 - $1.2 million, 2007 - $1.2 million, and 2008 - $1.3 million. We also agreed to renew the maintenance agreement associated with a vendor financing agreement we entered into in May 2004 with a software supplier for an additional two years at a cost of $0.6 million per year, which is funded on the anniversary dates.

NOTE 3. STOCK-BASED COMPENSATION

(a)	Compensation Expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. SFAS 123R revised SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) and superseded Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). We elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The stock-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2006 is $1.6 million. The full amount of this expense is reflected in “General and administrative expenses,” where substantially all of the related payroll costs are classified. The related tax benefit recognized during the three months ended March 31, 2006 was $0.6 million. The total compensation cost capitalized during the three months ended March 31, 2006 was de minimus.

The application of SFAS 123(R) had the following effect on Q1 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in millions, except per share amounts):

	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported

Operating income	$5.5	$(1.6)	$3.9
Income before income taxes	5.7	(1.6)	4.1
Provision for income taxes	2.3	(0.6)	1.7
Net income	3.4	(1.0)	2.4

Income per share-basic:	$0.11	$(0.03)	$0.08

Income per share-diluted:	0.11	(0.03)	0.08

Cash flow from operating activities	$3.3	$(0.1)	$3.2
Cash flow from financing activities	(1.1)	0.1	(1.0)

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25. We also followed the disclosure requirements of SFAS No. 123. The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to share-based employee awards (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income as reported	$9,470
Add: Stock-based employee compensation expense included in reported net income, net of tax effect	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax effect	(503)
Pro forma net income	$8,967

Basic earnings per share:
As reported	$0.35
Pro forma	$0.33
Diluted earnings per share:
As reported	$0.34
Pro forma	$0.33

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
• Expected option term of 5 years;
• Volatility based on the historical stock price over a period consistent with the expected term;
• Risk-free interest rate based on the weighted averaged U.S. treasury note strip rates for periods equal to the expected option term;
• No expected dividend yield based on future dividend payment plans.

The fair value of the options granted subsequent to the adoption of SFAS 123R has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the same assumptions, except that an expected option term of six years has been assumed, which has been determined using the simplified method.

(b)  Stock-Based Compensation Plans

Incentive stock options, non-qualified stock options and other stock based awards may be granted by us to employees, directors and consultants under the 2005 Incentive Plan (“2005 Plan”), 2003 Long Term Incentive Plan (“2003 Plan”), 2000 Long Term Incentive Plan ("2000 Plan"), 1998 Long Term Incentive Plan ("1998 Plan") and otherwise in connection with employment and to employees under the 2001 Non-Officer Long Term Incentive Plan ("2001 Plan"). Generally, the options vest over a three-year period and expire ten years from the date of grant. At March 31, 2006: 592,500, 360,000, 365,548, 541, and 19,055 shares of common stock were available under the 2005 Plan, 2003 Plan, 2001 Plan, 2000 Plan, and 1998 Plan, respectively, for possible future issuances.

Stock options granted in 2005 have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock on the grant date. The vast majority of options granted in 2005 vest one-third each year, beginning on the first anniversary of the date of grant.

Information with respect to options under our plans is as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2003	5,437,107	$0.99-$47.64	$8.35
Granted	220,833	$5.14-$10.87	$6.83
Exercised	(374,144)	$1.05-$6.81	$1.75
Cancelled	(401,952)	$1.32-$29.63	$12.86

Outstanding, December 31, 2004	4,881,844	$0.99-$47.64	$8.41
Granted	1,670,000	$6.22-$9.57	$8.52
Exercised	(1,240,706)	$0.99 - $10.49	$2.43
Cancelled	(310,334)	$1.11-$30.38	$10.28

Outstanding, December 31, 2005	5,000,804	$1.20-$47.64	$9.82
Granted	255,000	$8.84-$8.92	$8.84
Exercised	(49,101)	$1.53-$7.88	$5.26
Cancelled	(138,780)	$7.68-$15.75	$9.44

Outstanding, March 31, 2006	5,067,923	$1.20-$47.64	$9.82

The following table summarizes the status of stock options outstanding at March 31, 2006:

Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at March 31, 2006	Weighted Average Exercise Price
$1.20 to $10.31	2,803,343	$ 6.96	7.6	928,738	$ 3.87
$10.32 to $14.35	1,969,675	11.62	6.7	1,966,209	11.62
$14.36 to $21.00	133,297	20.19	2.9	133,297	20.19
$21.01 to $30.00	66,666	26.65	2.9	66,666	26.65
$30.01 to $47.64	94,942	30.94	3.2	94,942	30.94
$1.20 to $47.64	5,067,923	$9.82	7.0	3,189,852	$10.61

     The weighted average estimated fair values of the stock options granted during the three months ended March 31, 2006 and for the years ended December 31, 2005 and 2004 based on the Black-Scholes option pricing model were $6.64, $6.20, and $4.99, respectively. The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Assumption	2006	2005	2004
Expected Term	6 years	5 years	5 years
Expected Volatility	87.40%	92.16%	93.82%
Expected Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	4.32%	4.10%	3.49%

The aggregate intrinsic value of outstanding options as of March 31, 2006 was $4.7 million, of which $4.4 million were vested. The intrinsic value of options exercised during the three months ended March 31, 2006 was $0.2 million. For the three months ended March 31, 2006, the cash received from options exercised and the related tax benefit realized from income tax deductions was $0.3 million and $0.1 million, respectively.

The following table summarizes the status of the Company’s nonvested shares since January 1, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	1,763,572	$6.14
Granted	255,000	6.64
Vested	(30,835)	5.58
Forfeited	(109,666)	6.35
Nonvested at March 31, 2006	1,878,071	$6.21

As of March 31, 2006, there was $6.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 4. PER SHARE DATA

Basic earnings per common share for a fiscal period is calculated by dividing net income by the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per common share is calculated by adjusting the weighted average number of common shares outstanding and the net income during the fiscal period for the assumed conversion of all potentially dilutive stock options and warrants (and assuming that the proceeds hypothetically received from the exercise of dilutive stock options and warrants are used to repurchase our common stock at the average share price during the fiscal period). Income per share is computed as follows (in thousands except per share data):

	Three Months Ended March 31,
	2006	2005
Net income used to compute both basic and diluted earnings per share	$2,381	$9,470

Average shares of common stock outstanding used to compute basic earnings per share	30,382	27,086
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired) *	361	727
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	30,743	27,813

Income per share - Basic:
Net income per share	$0.08	$0.35

Weighted average common shares outstanding	30,382	27,086

Income per share - Diluted:
Net income per share	$0.08	$0.34

Weighted average common and common equivalent shares outstanding	30,743	27,813

*The diluted share basis for the three months ended March 31, 2006 and 2005 excludes 4,178 and 3,234 shares, respectively, associated with the options and warrants due to their antidilutive effect.

NOTE 5. ACQUISITIONS

On October 18, 2005, we and one of our subsidiaries entered into an Agreement and Plan of Merger (the “NTC Acquisition Agreement”) with Network Telephone Corporation (“NTC”), providing for our acquisition of NTC. NTC was privately held and is a facilities-based competitive local exchange carrier serving business customers primarily in Southeast United States. Under the terms of the NTC Acquisition Agreement, NTC became our indirect wholly owned subsidiary on January 3, 2006, and, in exchange for all of the stock of NTC, we paid $16.5 million in cash ($18.4 million less cash acquired of $1.9 million), of which approximately $1.8 million has been deposited in escrow to be held as security for certain indemnification obligations to us under the NTC Acquisition Agreement. The acquisition extended our networking footprint to the southeastern United States and added significantly to our commercial services capabilities.

In connection with the acquisition of NTC, we acquired $3.3 million of restricted cash. This balance was comprised of certificates of deposit that were pledged as collateral in connection with service agreements between NTC and several vendors. Since the date of the acquisition, $1.4 million of this balance has been released.

On May 23, 2005, we entered into an Agreement and Plan of Merger (the “LDMI Acquisition Agreement”) with LDMI Telecommunications, Inc., providing for our acquisition of LDMI. LDMI is a facilities-based competitive local exchange carrier serving business and residential customers primarily in Michigan and Ohio. Under the terms of the LDMI Acquisition Agreement, LDMI became a wholly owned subsidiary on July 13, 2005, and, in exchange for all of the stock of LDMI, we paid $21.3 million in cash ($24 million less cash acquired of $2.7 million) and issued 1.8 million shares of our common stock. The acquisition of LDMI significantly accelerated our entry into the medium-sized business market with its established sales force and product portfolio. The aggregate purchase price was $42.8 million, including the 1.8 million shares of our common stock with a market value of $16.0 million, $0.8 million payment of transaction costs and a $4.7 million repayment of LDMI debt.

The following unaudited pro forma information presents a summary of the consolidated results of our operations as if the NTC and LDMI acquisitions had occurred on January 1, 2005 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2006	2005
Revenues	$120,516	$166,285
Net Income	$2,381	$7,663

Earnings per share:
Basic	$0.08	$0.27
Diluted	$0.08	$0.26
Weighted Average Shares:
Basic	30,382	28,886
Diluted	30,743	29,613

The pro forma consolidated results of operations include adjustments to give effect to amortization of intangibles, depreciation of equipment, interest expense and income, income taxes, transaction fees and shares of common stock issued. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations.

The purchase price allocation of NTC used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed. Any changes to the fair value of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the fair value of the assets acquired and liabilities assumed. We do not expect the finalization of these matters to have a material effect on the allocation. The excess of the fair value of net assets acquired over purchase price paid was allocated as a pro-rata reduction to the fair values of property and equipment and identifiable intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our Consolidated Financial Statements included elsewhere in this Form 10-Q and in our 2005 Form 10-K and any subsequent filings.

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

All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. In addition to those factors discussed in this Form 10-Q, you should see our other reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For a more detailed discussion of these factors, see the Risk Factors discussion in Item 1A of our 2005 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

Talk America Holdings, Inc., through its subsidiaries, is a leading competitive communications services provider offering voice and data services to commercial (primarily small and medium-sized business) and residential customers. We are focused on markets where we have our own networking assets, which we began deploying in Michigan in late 2003. Currently, we are collocated in 315 end offices in Michigan, Ohio, Kentucky, Tennessee, North Carolina, Louisiana, Mississippi, Alabama, Florida and Georgia. As of March 31, 2006, we had approximately 696,000 local voice and data equivalent lines, of which approximately 463,000 were on our own network. Voice equivalent lines include individual telephone lines and T-1 equivalent lines based on circuit bandwidth. Data equivalent lines include DSL, dial-up and T-1 equivalent lines based on circuit bandwidth. Our off-network customers represent a profitable base of bundled phone service customers utilizing the wholesale operating platforms of the incumbent local exchange companies.

We expanded into the commercial business market with the acquisition in July 2005 of LDMI Telecommunications, Inc. (“LDMI”) and the acquisition in January 2006 of Network Telephone Corporation (“NTC”), privately held facilities-based competitive local exchange providers serving business and residential customers primarily in Michigan and Ohio and in the Southeast, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Costs and expenses:
Network and line costs	51.3	50.9
General and administrative expenses	23.7	15.1
Provision for doubtful accounts	3.4	4.7
Sales and marketing expenses	9.1	8.6
Depreciation and amortization	9.3	8.0
Total costs and expenses	96.8	87.3
Operating income	3.2	12.7
Other income (expense):
Interest income	0.3	0.3
Interest expense	(0.2)	--
Other income (expense), net	0.1	--
Income before income taxes	3.4	13.0
Provision for income taxes	1.4	5.1
Net income	2.0%	7.9%

The following table sets forth for certain items of our financial data for the period indicated the percentage increase or (decrease) in such item from the cooresponding period in the preceding fiscal year:

Three Months Ended March 31, 2006

Revenue	0.6%
Costs and expenses:
Network and line costs	1.4
General and administrative expenses	57.7
Provision for doubtful accounts	(27.5)
Sales and marketing expenses	6.5
Depreciation and amortization	18.3
Total costs and expenses	11.6
Operating income	(74.8)
Other income (expense):
Interest income	3.2
Interest expense	808.0
Other income (expense), net	665.0
Income before income taxes	(73.9)
Provision for income taxes	(72.4)
Net income	(74.9%)

Revenue. Revenue for the first quarter 2006 was up slightly from the first quarter 2005 as the acquisitions of LDMI in the third quarter 2005 and NTC in the first quarter 2006 offset the decline in our revenues from our customer base located in markets where we do not currently have networking facilities. Since 2004 we have, and will continue to, increase certain fees and rates related to our long distance and bundled products and such changes in rates will adversely impact customer turnover.

The increase in revenue from customers that are served by our own networking facilities, or on-net, to $61.7 million for the first quarter 2006 from $4.1 million for the first quarter 2005 was due to greater average lines in 2006 as compared to 2005 primarily as a result of the migration of customer lines to our own network and, to a lesser degree, the acquisition of LDMI and NTC. As of March 31, 2006, our voice and data equivalent lines on-net had increased to 463,000 from 28,000 as of March 31, 2005.

The decrease in revenue from customers that are not served by our own networking facilities, or off-net, to $44.3 million for the first quarter 2006 from $103.6 million for the first quarter 2005 was due to fewer average lines in 2006 as compared to 2005, partially offset by an increase in average monthly revenue per customer. Our off-net voice and data equivalent lines declined during this period due both to the migration of off-net lines to our own network and, in areas where we were not building network, the attrition of customers leaving our services for those of other carriers. This decline was partially offset by increased off-net lines as a result of the acquisitions of LDMI and NTC. As of March 31, 2006, our off-net voice and data equivalent lines had decreased to 233,000 from 623,000 as of March 31, 2005. A significant increase in the costs we pay for network services from the incumbent local telephone carriers has caused us to cease marketing to new customers in markets where we do not currently have network facilities and, as a result of this, together with continued migrations to our network, we expect the decline in off-net revenues to continue in the future.

Long distance only and other revenue increased for the first quarter 2006 to $14.5 million from $12.1 million for the first quarter 2005. The acquisition of LDMI and customer price increases more than offset a decline in revenues from our existing long distance base. We expect long distance customers and revenues to decline in the future.

Network and Line Costs. Network and line costs as a percentage of revenue were up slightly in the first quarter 2006 from the first quarter 2005. Network and line costs in the first quarter 2006 included a $2.1 million benefit as a result of a reduction in costs accrued related to a rate proceeding recently completed by the Georgia state public utility commission. Excluding this benefit, network and line costs as a percentage of revenue would have increased by a greater amount from the first quarter 2005 to the first quarter 2006, primarily due to additional network personnel costs and increased unbundled network element platform costs. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these price increases will increase customer turnover. Network and line costs exclude depreciation and amortization of $6.3 million for the first quarter 2006 and $5.6 million for the first quarter 2005.

We seek to structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market our products at these higher prices.

General and Administrative Expenses. General and administrative expenses increased substantially in the first quarter 2006 from the first quarter 2005. This increase was primarily due to the general and administrative expenses attributable to the LDMI and NTC acquisitions, which are included in this quarter, partially offset by a reduction in the number of employees that support our base of off-net customers. In addition, the first quarter 2006 included stock-based compensation expenses associated with the issuance of stock options pursuant to SFAS 123R of $1.6 million (see “Critical Accounting Estimates - New Accounting Pronouncements,” below). As a result, general and administrative expense as a percentage of revenue increased in the first quarter 2006 from the first quarter 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased both in dollars and as a percentage of revenue in the first quarter 2006 from the first quarter 2005. The decrease was primarily due to an increase in the percentage of revenue derived from commercial accounts that have lower bad debt experience as compared to residential customers.

Sales and Marketing Expenses. Sales and marketing expenses increased for the first quarter 2006 from the first quarter 2005. This increase is attributable to the increase in sales and marketing activity corresponding to the expansion of our networking footprint and through the acquisitions of LDMI in 2005 and NTC in 2006. Our sales and marketing efforts focus on increasing subscriber growth only in those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $0.9 million for the first quarter 2006 and $1.9 million for the first quarter 2005. We expect sales and marketing expenses to increase through the remainder of 2006 as we expand our marketing efforts commensurate with the growth of our networking footprint.

Depreciation and Amortization. Depreciation and amortization increased in the first quarter 2006 from the first quarter 2005 primarily due to increased depreciation related to capital expenditures incurred in 2005 related to our deployment of networking assets (our local switching and collocation equipment) in Michigan and depreciation and amortization related to the LDMI and NTC acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. For the first quarters 2006 and 2005, our operating activities provided net cash flow of $3.3 million and $22.8 million, respectively. In the first quarter 2006, cash from operations together with cash on hand was used to fund capital expenditures and capitalized software development costs as well as the acquisition of NTC. As of March 31, 2006, we had $25.2 million in cash and cash equivalents, (including $1.9 million in restricted cash) and long-term debt and capital lease obligations (including current maturities) of $4.7 million, compared to $46.3 million and $5.3 million, respectively, at December 31, 2005.

  Net cash provided by (used for):

	First Quarter (in thousands)		Percent Change
	2006	2005	2006 vs. 2005
Operating activities	$3,252	$ 22,842	(85.8%)
Investing activities	(25,212)	(13,189)	91.2%
Financing activities	(1,045)	38	(2850.0%)

Cash Provided By Operating Activities. Cash generated by operations decreased by $19.6 million from the first quarter 2005 to the first quarter 2006. The decrease was driven by lower cash flow before changes in working capital and by higher investment in working capital primarily as a reduction in accounts payable and the payment of accrued incentive compensation. The decrease in cash flow before changes in working capital was primarily driven by increases in general and administrative expense. The application of net operating loss carryforwards, or NOLs has limited our current payment of income taxes to cash taxes for alternative minimum taxes and certain state income taxes, but we expect that Talk America’s NOLs will be substantially utilized during 2006. The use of NOLs acquired in the LDMI and NTC acquisitions will be limited, with the benefit spread through 2018.

In Georgia, an appeals court overturned a rate reduction by the state public utility commission and ordered the commission to recalculate the rates charged to us. The state commission has issued an order that results in increased rates charged to us. The rates charged to us are in excess of those previously allowed by the commission and we have accrued accordingly. In the second quarter 2006, we expect to make a payment relating to the Georgia rate case of between $4.2 million and $5.2 million, which we have previously accrued for this matter.

Net Cash Used in Investing Activities. Capital expenditures and capitalized software development costs were lower in the first quarter 2006 as compared to the first quarter 2005. In the first quarter 2006, approximately $6.8 million of our $7.4 million in capital expenditures consisted of costs related to our deployment of networking assets (local switch and collocation equipment). In the first quarter 2005, approximately $11.2 million of our $12.2 million in capital expenditures consisted of costs related to our deployment of networking assets.

We expect to spend between $25.0 and $30.0 million in capital expenditures and capitalized software in 2006, primarily for the build out of the Atlanta networking facilities and expansion of our Michigan network facilities.

The acquisition of NTC on January 3, 2006, required the payment of $16.5 million, net of cash acquired, for the purchase of all of the equity of NTC. To the extent that we are successful in identifying and completing additional acquisitions of customers, networking assets or businesses, net cash used in investing activities may increase.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities during the first quarter 2006 was $1.0 million and net cash provided by financing activities during the first quarter 2005 was $0.4 million. Net cash used in 2006 was attributable to the payment of outstanding capitalized debt obligations. On June 1, 2004, we announced that our Board of Directors had authorized a share buyback program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time, in the open market and/or private transactions. Through March 31, 2006, we had not purchased any shares under this program.

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

Critical Accounting Policies

Stock-Based Compensation Expense

As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options that have been granted but are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

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

Item 4.   Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based upon this evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There were no changes in internal control over financial reporting during our most recent fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.   Exhibits.

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

TALK AMERICA HOLDINGS, INC.

Date: May 10, 2006	By:/s/ Edward B. Meyercord, III Edward B. Meyercord, III Chief Executive Officer
Date: May 10, 2006	By:/s/ David G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)