Form 10-Q
period 2006-06-30
TALK AMERICA HOLDINGS INC
filed 2006-08-09
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

30,476,532 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of August 9, 2006

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2006 and 2005 (unaudited)	2

Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005 (unaudited)	3

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and 2005 (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures About Market Risk	13 21

Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION	22

Item 6. Exhibits	22

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$114,052	$107,669	$234,568	$227,504

Costs and expenses:
Network and line costs, excluding depreciation and amortization	62,250	55,681	124,087	116,677
General and administrative expenses	23,892	18,330	52,476	36,450
Provision for doubtful accounts	4,201	4,806	8,251	10,394
Sales and marketing expenses	13,006	3,773	23,942	14,041
Depreciation and amortization	11,916	9,615	23,151	19,116
Total costs and expenses	115,265	92,205	231,907	196,678

Operating income (loss)	(1,213)	15,464	2,661	30,826
Other income (expense):
Interest income	196	366	514	674
Interest expense	(204)	(25)	(431)	(50)
Other expense, net	(60)	(336)	53	(356)
Income (loss) before provision for income taxes	(1,281)	15,469	2,797	31,094
Provision (benefit) for income taxes	(14)	6,101	1,683	12,256

Net income (loss)	$(1,267)	$9,368	$1,114	$18,838

Income (loss) per share - Basic:
Net income (loss) per share	$(0.04)	$0.34	$0.04	$0.69

Weighted average common shares outstanding	30,453	27,474	30,418	27,283

Income (loss) per share - Diluted:
Net income (loss) per share	$(0.04)	$0.33	$0.04	$0.67

Weighted average common and common equivalent shares outstanding	30,453	28,218	30,598	28,021

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)
	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$31,412	$46,288
Restricted cash	1,920	--
Accounts receivable, trade (net of allowance for uncollectible accounts of $15,177 and $13,838 at June 30, 2006 and December 31, 2005, respectively)	38,370	43,600
Deferred income taxes	18,370	18,096
Prepaid expenses and other current assets	11,333	10,297
Total current assets	101,405	118,281

Property and equipment, net	98,327	98,492
Goodwill	36,479	36,479
Intangibles, net	3,768	4,934
Deferred income taxes	33,650	21,033
Capitalized software and other assets	10,757	9,470
	$284,386	$288,689

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$34,186	$40,025
Sales, use and excise taxes	7,416	7,316
Deferred revenue Legal settlements	14,126	13,824
Current portion of long-term debt	3,309	3,988
Accrued compensation	6,342	9,405
Other current liabilities	11,688	12,933
Total current liabilities	77,067	87,491

Long-term debt	750	1,289

Deferred income taxes	3,942	4,853

Other non-current liabilities	5,789	3,269

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 31,791,154 and 31,684,056 shares issued and 30,475,365 and 30,368,267 shares outstanding at June 30, 2006 and December 31, 2005, respectively	318	317
Additional paid-in capital	384,417	380,481
Accumulated deficit	(182,897)	(184,011)
Treasury stock - at cost, 1,315,789 shares at June 30, 2006 and December 31, 2005, respectively	(5,000)	(5,000)
Total stockholders' equity	196,838	191,787
	$284,386	$288,689

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,114	$18,838
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	8,251	10,394
Depreciation and amortization	23,151	19,115
Other non-cash charges	429	349
Deferred income taxes	650	10,015
Stock-based compensation	3,217	--
Changes in assets and liabilities:
Accounts receivable, trade	1,422	162
Prepaid expenses and other current assets	1,173	(442)
Other assets	(66)	(47)
Accounts payable and accrued expenses	(9,009)	(8,929)
Sales, use and excise taxes	(537)	(3,636)
Deferred revenue	(1,719)	(1,939)
Accrued compensation	(7,622)	(1,926)
Other liabilities	(3,083)	1,046
Net cash provided by operating activities	17,371	43,000

Cash flows from investing activities:
Acquisition of NTC, net of cash acquired	(16,485)	--
Proceeds from sale of fixed assets	48	42
Capital expenditures	(12,579)	(19,986)
Capitalized software development costs	(2,608)	(2,023)
Decrease in restricted cash	1,375	--
Net cash used in investing activities	(30,249)	(21,967)

Cash flows from financing activities:
Payments of capital lease obligations	(2,656)	(701)
Proceeds from exercise of options	358	1,643
Tax benefit of stock based compensation	300	--
Net cash provided by (used in) financing activities	(1,998)	942

Net change in cash and cash equivalents	(14,876)	21,975
Cash and cash equivalents, beginning of period	46,288	47,492
Cash and cash equivalents, end of period	$31,412	$69,467

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES

(a) Basis of Financial Statements Presentation

The consolidated financial statements include the accounts of Talk America Holdings, Inc. and its wholly-owned subsidiaries (collectively, "Talk America," "we," "our" and "us"). All intercompany balances and transactions have been eliminated.

The consolidated financial statements and related notes thereto as of June 30, 2006 and for the three and six months ended June 30, 2006 and June 30, 2005 are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results for the periods presented. The consolidated balance sheet information for December 31, 2005 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006, as amended by our Form 10-K/A filed March 28, 2006 (as so amended, our "2005 Form 10-K”). These interim financial statements should be read in conjunction with our 2005 Form 10-K. The interim results are not necessarily indicative of the results for any future periods. Certain prior year amounts have been reclassified for comparative purposes.

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

We are party to various network service agreements, which contain certain minimum usage commitments. In December 2003, we entered into a four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement or if vendor diversity is required. Our AT&T agreement establishes pricing and provides for annual minimum commitments based upon usage as follows: 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. In February 2006, we amended the AT&T agreement to provide that certain services that we purchase or may purchase from AT&T (and its affiliates) will now count toward the minimum commitment. Despite the reduction in our local residential bundled customer base, we anticipate that we will not be required to make any shortfall payments under this contract. In addition to the AT&T commitment, we have other commitments with various other vendors for telecommunication services as follows: 2006 - $5.4 million, 2007 - $2.9 million and 2008 and thereafter - $1.4 million.

In addition, at June 30, 2006, we had outstanding purchase orders for capital expenditures of $1.7million. We have a contract with our invoice printing company that establishes pricing and provides for annual minimum payments as follows: 2006 - $1.2 million, 2007 - $1.2 million, and 2008 - $1.3 million. We also agreed to renew the maintenance agreement associated with a vendor financing agreement we entered into in May 2004 with a software supplier through May 2007 at a cost of $0.6 million per year, which is funded on the anniversary dates.

NOTE 3. STOCK-BASED COMPENSATION

(a)	Compensation Expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. SFAS 123R revised SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) and superseded Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). We elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The stock-based compensation expense included in our consolidated statements of operations for the three months and six months ended June 30, 2006 is $1.6 and $3.2 million respectively. The full amount of this expense is reflected in “General and administrative expenses,” where substantially all of the related payroll costs are classified. The related tax benefit recognized during the three and six months ended June 30, 2006 was $0.6 and $1.2 million. The total compensation cost capitalized during the three and six months ended June 30, 2006 was de minimus.

The application of SFAS 123(R) had the following effect on reported amounts for the three months ended and six months ended June 30, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Operating income	$0.4	$(1.6)	$(1.2)	$5.9	$(3.2)	$2.7
Income before income taxes	$0.3	$(1.6)	$(1.3)	$6.0	$(3.2)	$2.8
Provision (benefit) for income taxes	$0.6	$0.6	$-	$2.9	$1.2	$1.7
Net income (loss)	$(0.3)	$(1.0)	$(1.3)	$3.1	$(2.0)	$1.1

Income (loss) per share- basic:	$(0.01)	$(0.03)	$(0.04)	$0.10	$(0.06)	$0.04
Income (loss) per share- diluted:	$(0.01)	$(0.03)	$(0.04)	$0.10	$(0.06)	$0.04

Cash flow from operating activities				$17.7	$(0.3)	$17.4
Cash flow from financing activities				$(2.3)	$0.3	$(2.0)

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25. We also followed the disclosure requirements of SFAS No. 123. The following table illustrates the effects on net income and earnings per share for the three months and six months ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to share-based employee awards (in thousands, except per share data):

	Three Months Ended	Six Months Ended

Net income as reported	$9,368	$18,838
Add: Stock-based employee compensation expense included in reported net income, net of tax effect	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax effect	563	1,066
Pro forma net income	$8,805	$17,772

Basic earnings per share:
As reported	$0.34	$0.69
Pro forma	$0.32	$0.65
Diluted earnings per share:
As reported	$0.33	$0.67
Pro forma	$0.32	$0.65

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

(b)  Stock-Based Compensation Plans

Incentive stock options, non-qualified stock options and other stock based awards may be granted by us to employees, directors and consultants under the 2005 Incentive Plan (“2005 Plan”), 2003 Long Term Incentive Plan (“2003 Plan”), 2000 Long Term Incentive Plan ("2000 Plan"), 1998 Long Term Incentive Plan ("1998 Plan") and otherwise in connection with employment and to employees under the 2001 Non-Officer Long Term Incentive Plan ("2001 Plan"). Generally, the options vest over a three-year period and expire ten years from the date of grant. At June 30, 2006: 550,000, 360,000, 393,736, 541, and 19,222 shares of common stock were available under the 2005 Plan, 2003 Plan, 2001 Plan, 2000 Plan, and 1998 Plan, respectively, for possible future issuances.

Stock options granted in 2005 and 2006 have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock on the grant date. The vast majority of options granted in 2005 and 2006 vest one-third each year, beginning on the first anniversary of the date of grant.

Information with respect to options under our plans is as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2003	5,437,107	$0.99-$47.64	$8.35
Granted	220,833	$5.14-$10.87	$6.83
Exercised	(374,144)	$1.05-$6.81	$1.75
Cancelled	(401,952)	$1.32-$29.63	$12.86

Outstanding, December 31, 2004	4,881,844	$0.99-$47.64	$8.41
Granted	1,670,000	$6.22-$9.57	$8.52
Exercised	(1,240,706)	$0.99 - $10.49	$2.43
Cancelled	(310,334)	$1.11-$30.38	$10.28

Outstanding, December 31, 2005	5,000,804	$1.20-$47.64	$9.82
Granted	312,500	$7.36-$9.04	$8.76
Exercised	(107,098)	$1.53-$7.88	$3.24
Cancelled	(201,563)	$3.70-$30.38	$9.50

Outstanding, June 30, 2006	5,004,643	$1.20-$47.64	$9.91

The following table summarizes the status of stock options outstanding at June 30, 2006:

Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$0.99-$10.31	2,764,181	$7.08	7.4	876,352	$4.05
10.32-14.35	1,946,438	11.62	6.5	1,944,213	11.62
14.36-21.00	132,583	20.22	2.6	132,583	20.22
21.10-30.00	66,666	26.65	2.6	66,666	26.65
30.01-47.64	94,775	30.95	2.9	94,775	30.95
$1.20-$47.64	5,004,643	$9.91	6.8	3,114,589	$10.76

     The weighted average estimated fair values of the stock options granted during the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004 based on the Black-Scholes option pricing model were $6.53, $6.20, and $4.99, respectively. The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Assumption	2006	2005	2004
Expected Term	6 years	5 years	5 years
Expected Volatility	85.90%	92.16%	93.82%
Expected Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	4.45%	4.10%	3.49%

The aggregate intrinsic value of outstanding options as of June 30, 2006 was $2.1 million, of which $2.1 million were vested. The weighted average remaining contractual term of vested options is 5.5 years. The intrinsic value of options exercised during the six months ended June 30, 2006 was $.6 million. For the six months ended June 30, 2006, the cash received from options exercised and the related tax benefit realized from income tax deductions was $0.3 million and $0.3 million, respectively.

    The following table summarizes the status of the Company’s nonvested shares since January 1, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	1,763,572	$6.14
Granted	312,500	6.53
Vested	(39,779)	5.74
Forfeited	(146,239)	6.28
Nonvested at June 30, 2006	1,890,054	$6.20

As of June 30, 2006, there was $5.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) used to compute both basic and diluted earnings per share	$(1,267)	$9,368	$1,114	$18,838

Average shares of common stock outstanding used to compute basic earnings per share	30,453	27,474	30,418	27,283
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired)*	--	744	180	738
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	30,453	28,218	30,598	28,021

Income loss per share - Basic:
Net income per share	$(0.04)	$0.34	$0.04	$0.69

Weighted average common shares outstanding	30,453	27,474	30,418	27,283

Income loss per share - Diluted:
Net income per share	$(0.04)	$0.33	$0.04	$0.67

Weighted average common and common equivalent shares outstanding	30,453	28,218	30,598	28,021

*The diluted share basis for the three months ended June 30, 2006 and 2005 excludes 5,205 and 2,647 shares, respectively, and for the six months ended June 30, 2006 and 2005 excludes 4,538 and 2,863 shares, respectively, associated with the options and warrants due to their antidilutive effect.

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

The following unaudited pro forma information presents a summary of the consolidated results of our operations as if the NTC and LDMI acquisitions had occurred on January 1, 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$114,052	$153,772	$234,568	$320,057
Net Income (loss)	$(1,267)	$9,303	$1,114	$17,295

Earnings per share:
Basic	$(0.04)	$0.32	$0.04	$0.59
Diluted	$(0.04)	$0.31	$0.04	$0.58
Weighted Average Shares:
Basic	30,453	29,274	30,418	29,083
Diluted	30,453	30,018	30,598	29,821

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

OVERVIEW

Talk America Holdings, Inc., through its subsidiaries, is a leading competitive communications services provider offering voice and data services to commercial (primarily small and medium-sized business) and residential customers. We are focused on markets where we have our own networking assets, which we began deploying in Michigan in late 2003. Currently, we are collocated in 316 end offices in Michigan, Ohio, Kentucky, Tennessee, North Carolina, Louisiana, Mississippi, Alabama, Florida and Georgia. As of June 30, 2006, we had approximately 653,000 local voice and data equivalent lines, of which approximately 475,000 were on our own network. Voice equivalent lines include individual telephone lines and T-1 equivalent lines based on circuit bandwidth. Data equivalent lines include DSL, dial-up and T-1 equivalent lines based on circuit bandwidth. Our off-network customers represent a profitable base of bundled phone service customers utilizing the wholesale operating platforms of the incumbent local exchange companies.

We expanded into the commercial business market with the acquisition in July 2005 of LDMI Telecommunications, Inc. (“LDMI”) and the acquisition in January 2006 of Network Telephone Corporation (“NTC”), privately held facilities-based competitive local exchange providers serving business and residential customers primarily in Michigan and Ohio and in the Southeast, respectively.

Recently, we decided to shift our marketing efforts to a bundle of broadband and voice services for residential customers from our historic offerings of voice bundles. This shift was in response to changes in market conditions in Michigan, primarily increased price competition for bundles of broadband and voice services from AT&T and Comcast, our principal competitors in Michigan. We believe that the broadband bundle delivers value to residential customers through high bandwidth capability and competitive pricing compared to current offers from these companies.

Our business strategy is to continue to expand our network and grow our on-net customer and revenue base through (i) organic growth in our core markets serving both commercial and residential customers; (ii) additional acquisitions that either supplement our existing markets or offer expansion into new markets; and (iii) continued enhancement of our product portfolio. Growth in our on-net business, both commercial and residential, will permit us to leverage our investment in our network facilities due to the complementary telecommunication traffic or usage patterns of these customer bases.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	54.6	51.7	52.9	51.3
General and administrative expenses	20.9	17.0	22.4	16.0
Provision for doubtful accounts	3.7	4.5	3.5	4.6
Sales and marketing expenses	11.4	3.5	10.2	6.2
Depreciation and amortization	10.5	8.9	9.9	8.4
Total costs and expenses	101.1	85.6	98.9	86.5
Operating income	(1.1)	14.4	1.1	13.5
Other income (expense):
Interest income	0.2	0.3	0.2	0.4
Interest expense	(0.2)	--	(0.1)	--
Other, net	--	(0.3)	--	(0.2)
Income before income taxes	(1.1)	14.4	1.2	13.7
Provision for income taxes	--	5.7	0.7	5.4
Net income	(1.1)%	8.7%	0.5%	8.3%

The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the prior year comparable fiscal period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	5.9%	(6.5)%	3.1%	1.2%
Costs and expenses:
Network and line costs	11.8	0.2	6.4	6.3
General and administrative expenses	30.3	15.3	44.0	17.4
Provision for doubtful accounts	(12.6)	(2.0)	(20.6)	24.8
Sales and marketing expenses	244.7	(80.4)	70.5	(61.5)
Depreciation and amortization	23.9	80.7	21.1	82.9
Total costs and expenses	25.0	(8.6)	17.9	0.3
Operating income	(107.8)	8.1	(91.4)	7.4
Other income (expense):
Interest income	(46.4)	771.4	(23.7)	371.3
Interest expense	716.0	(94.3)	762.0	(96.0)
Other, net	82.1	100.0	(114.9)	100.0
Income before income taxes	(108.3)	11.2	(91.0)	12.7
Provision for income taxes	(100.2)	11.3	(86.3)	12.6
Net income	(113.5)%	11.2%	(94.1)%	12.7%

SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005

Revenue. Revenue for the second quarter 2006 increased from the second quarter 2005 as the acquisitions of LDMI in the third quarter 2005 and NTC in the first quarter 2006 more than offset the decline in our revenues from our customer base located in markets where we do not currently have networking facilities. Since 2004 we have increased and will continue to increase certain fees and rates related to our long distance and bundled products and such changes in rates will adversely impact customer turnover.

The increase in revenue from customers that are served by our own networking facilities, or on-net, to $61.4 million for the second quarter 2006 from $7.0 million for the second quarter 2005 was due to greater average lines in 2006 as compared to 2005 primarily as a result of the migration of customer lines to our own network and, to a lesser degree, the acquisition of LDMI and NTC. As of June 30, 2006, our voice and data equivalent lines on-net had increased to 475,000 from 84,000 as of June 30, 2005.

The decrease in revenue from customers that are not served by our own networking facilities, or off-net, to $39.5 million for the second quarter 2006 from $89.4 million for the second quarter 2005 was due to fewer average lines in 2006 as compared to 2005, partially offset by an increase in average monthly revenue per customer. Our off-net voice and data equivalent lines declined during this period due both to the migration of off-net lines to our own network and, in areas where we were not building network, the attrition of customers leaving our services for those of other carriers. This decline was partially offset by increased off-net lines as a result of the acquisitions of LDMI and NTC. As of June 30, 2006, our off-net voice and data equivalent lines had decreased to 178,000 from 478,000 as of June 30, 2005. A significant increase in the costs we pay for network services from the incumbent local telephone carriers has caused us to cease marketing to new customers in markets where we do not currently have network facilities and, as a result of this, together with continued migrations to our network, we expect the decline in off-net revenues to continue in the future.

Long distance only and other revenue increased for the second quarter 2006 to $13.2 million from $11.2 million for the second quarter 2005. The acquisition of LDMI and NTC and customer price increases more than offset a decline in revenues from our existing long distance base. We expect long distance customers and revenues to decline in the future.

Although our on-net revenues were approximately unchanged from the first to the second quarter 2006, we expect that our on-net revenues will grow from 2006 to 2007, the growth, however, will not be sufficient to offset the decline in our off-net revenue. As a result, we expect that our full year revenues will decline from 2006 to 2007.

Network and Line Costs. Network and line costs as a percentage of revenue increased in the second quarter 2006 from the second quarter 2005, primarily due to additional network personnel costs and increased unbundled network element platform costs. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these price increases will increase customer turnover. Network and line costs exclude depreciation and amortization of $6.8 million for the second quarter 2006 and $5.3 million for the second quarter 2005.

While we do not expect that network and line costs as a percentage of revenue from 2006 to 2007 to increase as a result of the revenue decline noted above, if our usage of services under our master carrier agreement with AT&T, which usage is generally a reflection of our total on-net and off-net lines serviced, should fall below the minimum annual requirements under the agreement for any year, our costs of purchasing these services could increase in such year and we may be unable to increase our prices to offset this increase.

We seek to structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market our products at these higher prices

General and Administrative Expenses. General and administrative expenses increased in the second quarter 2006 from the second quarter 2005. This increase was primarily due to the general and administrative expenses attributable to the LDMI and NTC acquisitions, partially offset by a reduction in accrued bonus compensation and the number of employees that support our base of off-net customers. In addition, the second quarter 2006 included stock-based compensation expenses associated with the issuance of stock options pursuant to SFAS 123R of $1.6 million (see “Critical Accounting Estimates - New Accounting Pronouncements,” below). As a result, general and administrative expense as a percentage of revenue increased in the second quarters 2006 from the second quarter 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased both in dollars and as a percentage of revenue in the second quarter 2006 from the second quarter 2005. The decrease was primarily due to an increase in the percentage of revenue derived from commercial accounts that have lower bad debt experience as compared to residential customers.

Sales and Marketing Expenses. Sales and marketing expenses increased significantly for the second quarter 2006 from the second quarter 2005. This increase is attributable to the increase in sales and marketing activity corresponding to the expansion of our networking footprint and through the acquisitions of LDMI in 2005 and NTC in 2006. Our sales and marketing efforts focus on increasing subscriber growth only in those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $1.9 million for the second quarter 2006 and $0.4 million for the second quarter 2005. We expect that our sales and marketing expense will increase from 2006 to 2007 as a result of our continuing efforts to grow our on-net business, including the roll-out of our bundle of broadband and voice services.

Depreciation and Amortization. Depreciation and amortization increased in the second quarter 2006 from the second quarter 2005 primarily due to increased depreciation related to capital expenditures incurred in 2005 related to our deployment of networking assets (our local switching and collocation equipment) in Michigan and depreciation and amortization related to the LDMI and NTC acquisitions.

YEAR TO DATE 2006 COMPARED TO YEAR TO DATE 2005

Revenue. Revenue for the year to date 2006 increased from the year to date 2005 as the acquisitions of LDMI in the third quarter 2005 and NTC in the first quarter 2006 more than offset the decline in our revenues from our customer base located in markets where we do not currently have networking facilities.

The increase in revenue from on-net customers to $123.0 million for the year to date 2006 from $11.1 million for the year to date 2005 was due to greater average lines in 2006 as compared to 2005 primarily as a result of the migration of customer lines to our own network and, to a lesser degree, the acquisition of LDMI and NTC.

The decrease in revenue from off-net customers to $83.8 million for the year to date 2006 from $193.0 million for the year to date 2005 was due to fewer average lines in 2006 as compared to 2005, partially offset by an increase in average monthly revenue per customer. Our off-net voice and data equivalent lines declined during this period due both to the migration of off-net lines to our own network and, in areas where we were not building network, the attrition of customers leaving our services for those of other carriers. This decline was partially offset by increased off-net lines as a result of the acquisitions of LDMI and NTC.

Long distance only and other revenue increased for the year to date 2006 to $27.8 million from $23.4 million for the year to date 2005. The acquisition of LDMI and NTC and customer price increases more than offset a decline in revenues from our existing long distance base.

Network and Line Costs. Network and line costs as a percentage of revenue increased in the year to date 2006 from the year to date 2005, primarily due to additional network personnel costs and increased unbundled network element platform costs. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these price increases will increase customer turnover. Network and line costs exclude depreciation and amortization of $13.0 million for the year to date 2006 and $10.9 million for the year to date 2005.

We seek to structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively market our products at these higher prices

General and Administrative Expenses. General and administrative expenses increased in the year to date 2006 from the year to date 2005. This increase was primarily due to the general and administrative expenses attributable to the LDMI and NTC acquisitions, partially offset by a reduction in accrued bonus compensation and the number of employees that support our base of off-net customers. In addition, the year to date 2006 included stock-based compensation expenses associated with the issuance of stock options pursuant to SFAS 123R of $3.2 million (see “Critical Accounting Policies - Stock-Based Compensation Expense,” below). As a result, general and administrative expense as a percentage of revenue increased in the year to date 2006 from the year to date 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased both in dollars and as a percentage of revenue in the year to date 2006 from the year to date 2005. The decrease was primarily due to an increase in the percentage of revenue derived from commercial accounts that have lower bad debt experience as compared to residential customers.

Sales and Marketing Expenses. Sales and marketing expenses increased significantly for the year to date 2006 from the year to date 2005. This increase is attributable to the increase in sales and marketing activity corresponding to the expansion of our networking footprint and through the acquisitions of LDMI in 2005 and NTC in 2006. Our sales and marketing efforts focus on increasing subscriber growth only in those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $2.8 million for the year to date 2006 and $2.4 million for the year to date 2005.

Depreciation and Amortization. Depreciation and amortization increased in the year to date 2006 from the year to date 2005 primarily due to increased depreciation related to capital expenditures incurred in 2005 related to our deployment of networking assets (our local switching and collocation equipment) in Michigan and depreciation and amortization related to the LDMI and NTC acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. For the year to dates 2006 and 2005, our operating activities provided net cash flow of $17.4 million and $43.0 million, respectively. In the year to date 2006, cash from operations together with cash on hand was used to fund capital expenditures and capitalized software development costs as well as the acquisition of NTC. As of June 30, 2006, we had $33.3 million in cash and cash equivalents, (including $1.9 million in restricted cash) and long-term debt and capital lease obligations (including current maturities) of $4.1 million, compared to $46.3 million and $5.3 million, respectively, at December 31, 2005.

  Net cash provided by (used for):

	Year to date (in thousands)		Percent Change
	2006	2005	2006 vs. 2005
Operating activities	$17,371	$43,000	(59.6)%
Investing activities	(30,249)	(21,967)	37.7%
Financing activities	(1,998)	942	(312.1)%

Cash Provided By Operating Activities. Cash generated by operations decreased by $25.6 million from the year to date 2005 to the year to date 2006. The decrease was driven by lower cash flow before changes in working capital and by higher investment in working capital primarily due to the payment of accrued incentive compensation. The decrease in cash flow before changes in working capital was primarily driven by increases in general and administrative expense and sales and marketing expense. The application of net operating loss carryforwards, or NOLs, has limited our current payment of income taxes to cash taxes for alternative minimum taxes and certain state income taxes, but we expect that Talk America’s NOLs will be substantially utilized during 2006. The use of NOLs acquired in the LDMI and NTC acquisitions will be limited, with the benefit spread through 2018.

In Georgia, an appeals court overturned a rate reduction by the state public utility commission and ordered the commission to recalculate the rates charged to us. The state commission has issued an order that results in increased rates charged to us. The rates charged to us are in excess of those previously allowed by the commission and we have accrued accordingly. In the third quarter 2006, we made a payment relating to the Georgia rate case of $3.6 million, for which we had previously accrued.

Net Cash Used in Investing Activities. Capital expenditures and capitalized software development costs were lower in the year to date 2006 as compared to the year to date 2005. In the year to date 2006, approximately $10.2 million of our $12.6 million in capital expenditures consisted of costs related to our deployment of networking assets (local switch and collocation equipment). In the year to date 2005, approximately $17.7 million of our $20.0 million in capital expenditures consisted of costs related to our deployment of networking assets.

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

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities during the year to date 2006 was $2.0 million and net cash provided by financing activities during the year to date 2005 was $1.0 million. Net cash used in 2006 was attributable to the payment of outstanding capitalized debt obligations. On June 1, 2004, we announced that our Board of Directors had authorized a share buyback program for us to purchase up to $50 million of our outstanding shares. The shares may be purchased from time to time, in the open market and/or private transactions. Through June 30, 2006, we had not purchased any shares under this program.

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

Item 4.   Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based upon this evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There were no changes in internal control over financial reporting during our most recent fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TALK AMERICA HOLDINGS, INC.

Date: August 9, 2006	By: /s/ Edward B. Meyercord, III Edward B. Meyercord, III Chief Executive Officer
Date: August 9, 2006	By:/s/ David G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)