Form 10-Q
period 2006-09-30
TALK AMERICA HOLDINGS INC
filed 2006-11-09
CIK 948545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

30,777,186 shares of Common Stock, par value of $0.01 per share, were issued and outstanding as of November 8, 2006.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES

Index

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	1

Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005 (unaudited)	2

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 and 2005 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures About Market Risk	11 19

Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1.A Risk Factors	23

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits	25

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$106,353	$120,645	$340,921	$348,149

Costs and expenses:
Network and line costs, excluding depreciation and amortization (see below)	54,542	64,413	178,629	181,090
General and administrative expenses	21,684	23,496	74,160	59,946
Provision for doubtful accounts	4,359	4,515	12,610	14,909
Sales and marketing expenses	11,958	7,294	35,900	21,335
Depreciation and amortization	11,084	11,618	34,235	30,734
Total costs and expenses	103,627	111,336	335,534	308,014

Operating income	2,726	9,309	5,387	40,135
Other income (expense):
Interest income	254	199	768	873
Interest expense	(185)	(114)	(616)	(164)
Other income (expense), net	(11)	(5)	42	(361)
Income before provision for income taxes	2,784	9,389	5,581	40,483
Provision for income taxes	1,613	4,172	3,296	16,428

Net income	$1,171	$5,217	$2,285	$24,055

Income per share - Basic:
Net income per share	$0.04	$0.18	$0.08	$0.86

Weighted average common shares outstanding	30,494	29,808	30,444	28,122

Income per share - Diluted:
Net income per share	$0.04	$0.17	$0.07	$0.84

Weighted average common and common equivalent shares outstanding	30,673	30,357	30,624	28,796

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$35,594	$46,288
Restricted cash	1,920	--
Accounts receivable, trade (net of allowance for uncollectible accounts of $14,740 and $13,838 at September 30, 2006 and December 31, 2005, respectively)	36,602	43,600
Deferred income taxes	11,158	18,096
Prepaid expenses and other current assets	12,091	10,297
Total current assets	97,365	118,281

Property and equipment, net	92,160	98,492
Goodwill	36,479	36,479
Intangibles, net	3,160	4,934
Deferred income taxes	36,606	21,033
Capitalized software and other assets	11,448	9,470
Total assets	$277,218	$288,689

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,823	$40,025
Sales, use and excise taxes	8,298	7,316
Deferred revenue	13,440	13,824
Current portion of long-term debt	2,554	3,988
Accrued compensation	5,057	9,405
Other current liabilities	8,482	12,933
Total current liabilities	70,654	87,491

Long-term debt	1,837	1,289

Deferred income taxes	83	4,853

Other liabilities	5,515	3,269

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 5,000,000 shares authorized; no shares outstanding	--	--
Common stock - $.01 par value, 100,000,000 shares authorized; 31,842,321 and 31,684,056 shares issued and 30,508,638 and 30,368,267 shares outstanding at September 30, 2006 and December 31, 2005, respectively	318	317
Additional paid-in capital	385,639	380,481
Accumulated deficit	(181,726)	(184,011)
Treasury stock - at cost, 1,333,683 and 1,315,789 shares at September 30, 2006 and December 31, 2005, respectively	(5,102)	(5,000)
Total stockholders' equity	199,129	191,787
Total liabilities and stockholders’ equity	$277,218	$288,689

See accompanying notes to consolidated financial statements.

TALK AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,285	$24,055
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	12,610	14,909
Depreciation and amortization	34,235	30,734
Deferred income taxes	1,047	13,341
Stock-based compensation	4,172	--
Other non-cash charges	456	359
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, trade	(1,169)	726
Prepaid expenses and other current assets	1,340	1,745
Other assets	49	80
Accounts payable and accrued expenses	(11,278)	(19,835)
Sales, use and excise taxes	22	(4,553)
Deferred revenue	(2,405)	(3,156)
Accrued compensation	(9,008)	(1,563)
Other liabilities	(6,194)	(162)
Net cash provided by operating activities	26,162	56,680

Cash flows from investing activities:
Proceeds from sale of fixed assets	675	63
Acquisitions, net of cash acquired (See note 5)	(16,485)	(26,850)
Capital expenditures	(15,377)	(35,220)
Capitalized software development costs	(4,172)	(2,946)
Decreases in restricted cash	1,375	--
Net cash used in investing activities	(33,984)	(64,953)

Cash flows from financing activities:
Tax benefit of stock based compensation	430	--
Payments of capital lease obligations	(3,667)	(1,586)
Proceeds from exercise of options and warrants	365	4,685
Net cash provided by (used in) financing activities	(2,872)	3,099

Net change in cash and cash equivalents	(10,694)	(5,174)
Cash and cash equivalents, beginning of period	46,288	47,492
Cash and cash equivalents, end of period	$35,594	$42,318

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

The consolidated financial statements and related notes thereto as of September 30, 2006 and for the three and nine months ended September 30, 2006 and September 30, 2005 are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results for the periods presented. The consolidated balance sheet information for December 31, 2005 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006, as amended by our Form 10-K/A filed March 28, 2006 (as so amended, our "2005 Form 10-K”). These interim financial statements should be read in conjunction with our 2005 Form 10-K. The interim results are not necessarily indicative of the results for any future periods.

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

On September 22, 2006 our board of directors approved a merger agreement providing for our acquisition by Cavalier Telephone Corporation that is discussed in paragraph (d) below. In addition to other factors and matters listed above, we believe the following factors could affect future operating results and cash flows:

•	the risk that the merger may not be consummated in a timely manner if at all;
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;
•	the outcome of the various legal proceedings against us that have been, and others that may be, instituted following announcement of the merger agreement;
•	risks related to diverting management’s attention from ongoing business operations;
•	our dependence on key personnel;
•	risks regarding employee retention;
•	changes in regulatory requirements;
•	the absence of certainty regarding the receipt of required regulatory approvals or the timing or terms of such regulatory approvals

(c) Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48").  FIN 48 prescribes a "more likely than not" threshold for financial statement recognition and measurement of a tax position taken or expected to taken in a tax return.  This Interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures.  This interpretation is effective as of January 1, 2007.  We are currently evaluating FIN 48 and the related impact on our financial position and results of operations.

On September 15, 2006, the FASB issued FAS No. 157, "Fair Value Measurements," which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating SFAS No. 157 and its effect on the Company's financial position, results of operations or cash flows.

(d) Proposed Merger

On September 22, 2006, the Company, Cavalier Telephone Corporation and Cavalier Acquisition Corp., an indirectly wholly owned subsidiary of Cavalier, entered into an Agreement and Plan of Merger. The merger agreement provides that, upon its terms and subject to its conditions, the Cavalier subsidiary will merge with and into us, and that, at the effective time and as a result of this Cavalier merger, (i) we will become an indirectly wholly owned subsidiary of Cavalier and (ii) each share of our common stock that is outstanding at the effective time of the merger will be converted into the right to receive $8.10 in cash and each outstanding option or warrant to purchase our common stock with a per share exercise price lower than $8.10 will be converted into the right to receive a cash amount equal to $8.10 less the exercise price for such option or warrant, as the case may be, net of any applicable taxes.

Consummation of the Cavalier merger is subject to a number of conditions, including (i) approval by the Company's stockholders, (ii) receipt of applicable consents from the Federal Communications Commission, (iii) receipt of applicable approvals from state public service or utilities commissions (or similar state regulatory agencies) that regulate our business, (iv) expiration or termination of the applicable Hart-Scott-Rodino waiting period, (v) absence of any law or order prohibiting the consummation of the Merger, (vi) the Company’s meeting of a minimum financial performance measure for the quarter ending September 30, 2006 and (vii) subject to certain specified exceptions, the absence of any material adverse effect with respect to our business. Subject to the satisfaction of the applicable conditions, we anticipate that the Cavalier merger will be consummated before December 31, 2006. On October 6, 2006, the Company filed its Hart-Scott-Rodino Notification and Report Form with the Antitrust Division and the Federal Trade Commission and we received notice that the waiting period had been terminated on October 16, 2006. The condition of meeting a minimum financial performance measure for the quarter ending September 30, 2006 has also been satisfied.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Cavalier merger agreement contains provisions addressing the circumstances under which Cavalier or Talk America may terminate the merger agreement. In addition, the merger agreement provides that, in several circumstances, Talk America may be required to pay Cavalier a termination fee of $6.25 million and up to $1.25 million for reimbursable expenses. During the three months ended September 30, 2006, we have incurred $0.8 million in merger-related costs, consisting of financial advisory fees, legal and other fees and costs associated with the Cavalier merger. As specified in the merger agreement, when and if the Cavalier merger is consummated, we are obligated to pay our financial advisor, The Blackstone Group, L.P. ("Blackstone") approximately $2.4 million against which certain prior payments will be credited.

        We are aware of certain asserted class actions related to the proposed Cavalier merger, which are against our individual directors and us, among others. Each alleges, among other things, that our directors have breached their fiduciary duty by accepting the Cavalier merger and generally seeks various forms of relief, including injunctive relief, including against the consummation of the merger, unspecified money damages and plaintiff’s attorney fees and expenses. We believe that these law suits are without merit and plan to defend them vigorously. Additional lawsuits relating to the proposed merger could be filed in the future.

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

We are party to various network service agreements, which contain certain minimum usage commitments. In December 2003, we entered into a four-year master carrier agreement with AT&T. The agreement provides us with a variety of services, including transmission facilities to connect our network switches as well as services for international calls, local traffic, international calling cards, overflow traffic and operator assisted calls. The agreement also provides that, subject to certain terms and conditions, we will purchase these services exclusively from AT&T during the term of the agreement, provided, however, that we are not obligated to purchase exclusively in certain cases, including if such purchases would result in a breach of any contract with another carrier that was in place when we entered into the AT&T agreement or if vendor diversity is required. Our AT&T agreement establishes pricing and provides for annual minimum commitments based upon usage as follows: 2006 - $32 million and 2007 - $32 million and obligates us to pay 65 percent of the revenue shortfall, if any. In February 2006, we amended the AT&T agreement to provide that certain services that we purchase or may purchase from AT&T (and its affiliates) will now count toward the minimum commitment. Despite the reduction in our local residential bundled customer base, we anticipate that we will not be required to make any shortfall payments under this contract. In addition to the AT&T commitment, we have other commitments with various other vendors for telecommunication services as follows: 2006 - $3.2 million, 2007 - $3.5 million and 2008 and thereafter - $2.2 million.

In addition, at September 30, 2006, we had outstanding purchase orders for capital expenditures of $1.4 million. We have a contract with our invoice printing company that establishes pricing and provides for annual minimum payments as follows: 2006 - $1.2 million, 2007 - $1.2 million, and 2008 - $1.3 million. During 2006, we renewed maintenance agreements that provide for payments as follows: 2006 - $0.5 million, 2007 - $0.8 million, 2008 - $0.5 million and 2009 - $0.1 million.

NOTE 3. STOCK-BASED COMPENSATION

(a)	Compensation Expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. SFAS 123R revised SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) and superseded Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). We elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The stock-based compensation expense included in our consolidated statements of operations for the three months and nine months ended September 30, 2006 is $1.0 and $4.2 million, respectively. The full amount of this expense is reflected in “General and administrative expenses,” where substantially all of the related payroll costs are classified. The related tax benefit recognized during the three and nine months ended September 30, 2006 was $0.4 and $1.9 million. The total compensation cost capitalized during the three and nine months ended September 30, 2006 was de minimus.

The application of SFAS 123(R) had the following effect on reported amounts for the three months ended and nine months ended September 30, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Operating income	$3.7	$(1.0)	$2.7	$9.6	$(4.2)	$5.4
Income before income taxes	$3.8	$(1.0)	$2.8	$9.8	$(4.2)	$5.6
Provision (benefit) for income taxes	$2.0	$(0.4)	$1.6	$5.2	$(1.9)	$3.3
Net income (loss)	$1.8	$(0.6)	$1.2	$4.6	$(2.3)	$2.3

Income (loss) per share- basic:	$0.06	$(0.02)	$0.04	$0.16	$(0.08)	$0.08
Income (loss) per share- diluted:	$0.06	$(0.02)	$0.04	$0.15	$(0.08)	$0.07

Cash flow from operating activities				$26.6	$(0.4)	$26.2
Cash flow from financing activities				$(3.3)	$0.4	$(2.9)

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB 25. We also followed the disclosure requirements of SFAS No. 123. The following table illustrates the effects on net income and earnings per share for the three months and nine months ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to share-based employee awards (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$5,217	$24,055
Add: Stock-based employee compensation expense included in reported net income, net of tax effect	3	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of tax effect	1,019	2,085
Pro forma net income	$4,201	$21,973

Basic earnings per share:
As reported	$0.18	$0.86
Pro forma	$0.14	$0.78
Diluted earnings per share:
As reported	$0.17	$0.84
Pro forma	$0.14	$0.76

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
• Risk-free interest rate based on weighted averaged U.S. Treasury note strip rates for periods equal to the expected option term;
• No expected dividend yield based on future dividend payment plans.

The fair value of the options granted subsequent to the adoption of SFAS 123R has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the same assumptions, except that an expected option term of six years has been assumed, which has been determined using the simplified method.

(b)  Stock-Based Compensation Plans

Incentive stock options, non-qualified stock options and other stock based awards may be granted by us to employees, directors and consultants under the 2005 Incentive Plan (“2005 Plan”), 2003 Long Term Incentive Plan (“2003 Plan”), 2000 Long Term Incentive Plan ("2000 Plan"), 1998 Long Term Incentive Plan ("1998 Plan") and otherwise in connection with employment and to employees under the 2001 Non-Officer Long Term Incentive Plan ("2001 Plan"). Generally, the options vest over a three-year period and expire ten years from the date of grant. At September 30, 2006: 562,500, 360,000, 404,543, 541 and 19,222 shares of common stock were available under the 2005 Plan, 2003 Plan, 2001 Plan, 2000 Plan, and 1998 Plan, respectively, for possible future issuances.

Stock options granted in 2005 and 2006 have contractual terms of 10 years. The options granted to employees have an exercise price equal to the fair market value of the stock on the grant date. The vast majority of options granted in 2005 and 2006 vest one-third each year, beginning on the first anniversary of the date of grant.

Information with respect to options under our plans is as follows:

	Options Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, December 31, 2003	5,437,107	$0.99-$47.64	$8.35
Granted	220,833	$5.14-$10.87	$6.83
Exercised	(374,144)	$1.05-$6.81	$1.75
Cancelled	(401,952)	$1.32-$29.63	$12.86

Outstanding, December 31, 2004	4,881,844	$0.99-$47.64	$8.41
Granted	1,670,000	$6.22-$9.57	$8.52
Exercised	(1,240,706)	$0.99 - $10.49	$2.43
Cancelled	(310,334)	$1.11-$30.38	$10.28

Outstanding, December 31, 2005	5,000,804	$1.20-$47.64	$9.82
Granted	317,500	$6.02-$9.04	$8.72
Exercised	(108,265)	$1.53-$7.88	$3.26
Cancelled	(229,870)	$3.70-$30.38	$9.48

Outstanding, September 30, 2006	4,980,169	$1.20-$47.64	$9.91

The following table summarizes the status of stock options outstanding at September 30, 2006:

Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$1.20-$10.31	2,750,180	$7.07	7.2	1,413,535	$5.75
10.32-14.35	1,935,965	11.62	6.2	1,933,740	11.62
14.36-21.00	132,583	20.22	2.4	132,583	20.22
21.01-30.00	66,666	26.65	2.4	66,666	26.65
30.01-47.64	94,775	30.95	2.7	94,775	30.95
$1.20-$47.64	4,980,169	$9.91	6.5	3,641,299	$10.43

    The weighted average estimated fair values of the stock options granted during the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004 based on the Black-Scholes option pricing model were $6.49, $6.20, and $4.99, respectively. The fair value of stock options used to compute pro forma net income (loss) and basic and diluted earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Assumption	2006	2005	2004
Expected Term	6 years	5 years	5 years
Expected Volatility	85.83%	92.16%	93.82%
Expected Dividend Yield	--%	--%	--%
Risk-Free Interest Rate	4.46%	4.10%	3.49%

    The aggregate intrinsic value of outstanding options as of September 30, 2006 was $6.7 million, of which $5.3 million were vested. The weighted average remaining contractual term of vested options is 5.7 years. The intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.4 million. For the nine months ended September 30, 2006, the cash received from options and warrants exercised and the related tax benefit realized from income tax deductions was $0.4 million and $0.4 million, respectively.

    The following table summarizes the status of the Company’s nonvested shares since January 1, 2006:

	Number of Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	1,763,572	$6.14
Granted	317,500	6.49
Vested	(578,463)	6.16
Forfeited	(163,739)	6.28
Nonvested at September 30, 2006	1,338,870	$6.20

     As of September 30, 2006, there was $4.1million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. However, upon consummation of the Cavalier merger, the acceleration of unvested options would cause us to immediately recognize the remaining balance of unrecognized compensation cost at that time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income used to compute basic and fully diluted earnings per share	$1,171	$5,217	$2,285	$24,055

Average shares of common stock outstanding used to compute basic earnings per share	30,494	29,808	30,444	28,122
Additional common shares to be issued assuming exercise of stock options and warrants (net of shares assumed reacquired)*	179	549	180	674
Average shares of common and common equivalent stock outstanding used to compute diluted earnings per share	30,673	30,357	30,624	28,796

Income per share - Basic:
Net income per share	$0.04	$0.18	$0.08	$0.86

Weighted average common shares outstanding	30,494	29,808	30,444	28,122

Income per share - Diluted:
Net income per share	$0.04	$0.17	$0.07	$0.84

Weighted average common and common equivalent shares outstanding	30,673	30,357	30,624	28,796

* The diluted share basis for the three months ended September 30, 2006 and 2005 excludes 4,293 and 2,572 shares, respectively, and for the nine months ended September 30, 2006 and 2005 excludes 4,478 and 2,556 shares, respectively, associated with the options and warrants due to their antidilutive effect.

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

The following unaudited pro forma information presents a summary of the consolidated results of our operations as if the NTC and LDMI acquisitions had occurred on January 1, 2005:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$106,353	$141,802	$340,921	$461,873
Net Income	$1,171	$5,064	$2,285	$22,382

Earnings per share:
Basic	$0.04	$0.17	$0.08	$0.76
Diluted	$0.04	$0.17	$0.07	$0.74
Weighted Average Shares:
Basic	30,494	30,062	30,444	29,401
Diluted	30,673	30,612	30,624	30,075

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
.

Cautionary Note Concerning Forward-Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein or in any other written or oral statements made by, or on behalf of the Company, is or may be viewed as forward-looking. The words "expect," "believe," "anticipate" or similar expressions identify forward-looking statements. Although the Company has used appropriate care in developing any such forward-looking information, forward-looking information involves risks and uncertainties that could significantly impact actual results. These risks and uncertainties include, but are not limited to, the following: the failure to obtain Company stockholder approval of the Cavalier merger or the failure to obtain regulatory approvals or satisfy the other conditions to the Cavalier merger, including the third quarter 2006 performance measure; the termination of the Cavalier merger agreement prior to the closing; the Cavalier merger may not close in the expected time-frame; changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; and adverse litigation results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise.

All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. In addition to those factors discussed in this Form 10-Q, you should see our other reports on Forms 10-K, 10-Q, 8-K, and 14A subsequently filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. For a more detailed discussion of these factors, see the Risk Factors discussion in Item 1A of our 2005 Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

On September 22, 2006, the Company, Cavalier Telephone Corporation and Cavalier Acquisition Corp., an indirectly wholly owned subsidiary of Cavalier, entered into an Agreement and Plan of Merger. The merger agreement provides that, upon its terms and subject to its conditions, the Cavalier subsidiary will merge with and into us, and that, at the effective time and as a result of this Cavalier merger, (i) we will become an indirectly wholly owned subsidiary of Cavalier and (ii) each share of our common stock that is outstanding at the effective time of the merger will be converted into the right to receive $8.10 in cash and each outstanding option or warrant to purchase our common stock with a per share exercise price lower than $8.10 will be converted into the right to receive a cash amount equal to $8.10 less the exercise price for such option or warrant, as the case may be, net of any applicable taxes.

Consummation of the Cavalier merger is subject to a number of conditions, including (i) approval by the Company's stockholders, (ii) receipt of applicable consents from the Federal Communications Commission, (iii) receipt of applicable approvals from state public service or utilities commissions (or similar state regulatory agencies) that regulate our business, (iv) expiration or termination of the applicable Hart-Scott-Rodino waiting period, (v) absence of any law or order prohibiting the consummation of the Merger, (vi) the Company’s meeting of a minimum financial performance measure for the quarter ending September 30, 2006 and (vii) subject to certain specified exceptions, the absence of any material adverse effect with respect to our business. Subject to the satisfaction of the applicable conditions, we anticipate that the Cavalier merger will be consummated before December 31, 2006. On October 6, 2006, the Company filed its Hart-Scott-Rodino Notification and Report Form with the Antitrust Division and the Federal Trade Commission and we received notice that the waiting period had been terminated on October 16, 2006. The condition of meeting a minimum financial performance measure for the quarter ending September 30, 2006 has also been satisfied.

Talk America Holdings, Inc., through its subsidiaries, is a leading competitive communications services provider offering voice and data services to commercial (primarily small and medium-sized business) and residential customers. We are focused on markets where we have our own networking assets, which we began deploying in Michigan in late 2003. Currently, we are collocated in 316 end offices in Michigan, Ohio, Kentucky, Tennessee, North Carolina, Louisiana, Mississippi, Alabama, Florida and Georgia. As of September 30, 2006, we had approximately 613,700 local voice and data equivalent lines, of which approximately 475,600 were on our own network. Voice equivalent lines include individual telephone lines and T-1 equivalent lines based on circuit bandwidth. Data equivalent lines include DSL, dial-up and T-1 equivalent lines based on circuit bandwidth. Our off-network customers represent a profitable base of bundled phone service customers utilizing the wholesale operating platforms of the incumbent local exchange companies.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain of our financial data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Network and line costs	51.3	53.4	52.4	52.0
General and administrative expenses	20.4	19.5	21.8	17.2
Provision for doubtful accounts	4.1	3.7	3.7	4.3
Sales and marketing expenses	11.2	6.0	10.5	6.1
Depreciation and amortization	10.4	9.7	10.0	8.9
Total costs and expenses	97.4	92.3	98.4	88.5
Operating income	2.6	7.7	1.6	11.5
Other income (expense):
Interest income	0.2	0.2	0.2	0.2
Interest expense	(0.2)	(0.1)	(0.2)	--
Other, net	--	--	--	(0.1)
Income before income taxes	2.6	7.8	1.6	11.6
Provision for income taxes	1.5	3.5	0.9	4.7
Net income	1.1%	4.3%	0.7%	6.9%

The following table sets forth for certain items of our financial data for the periods indicated the percentage increase or (decrease) in such item from the prior year comparable fiscal period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	(11.9)%	(0.2)%	(2.1)%	0.7%
Costs and expenses:
Network and line costs	(15.3)	10.6	(1.4)	10.1
General and administrative expenses	(7.7)	31.1	23.7	14.1
Provision for doubtful accounts	(3.5)	(21.2)	(15.4)	6.1
Sales and marketing expenses	63.9	(62.2)	68.3	(61.8)
Depreciation and amortization	(4.6)	158.7	11.4	138.6
Total costs and expenses	(6.9)	4.4	8.9	1.7
Operating income	(70.7)	(34.7)	(86.6)	(6.6)
Other income (expense):
Interest income	27.6	226.2	(12.0)	327.9
Interest expense	62.3	(120.3)	275.6	(76.5)
Other, net	120.0	100.0	(111.6)	100.0
Income before income taxes	(70.4)	(36.9)	(86.2)	(4.7)
Provision for income taxes	(61.3)	(28.9)	(79.9)	(1.9)
Net income	(77.6)%	(42.1)%	(90.5)%	(16.1)%

THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005

Revenue. Revenue for the third quarter 2006 declined from the third quarter 2005 as the acquisition of NTC in the first quarter 2006 was not sufficient to offset the decline in our revenues from our customer base where we do not currently have networking facilities. Since 2004 we have increased and will continue to increase certain fees and rates related to our long distance and bundled products and such changes in rates will adversely impact customer turnover. Customer turnover remains above targeted levels which has had an adverse effect on our revenues and if such customer turnover remains at these levels it will continue to have an adverse impact on future revenues.

The increase in revenue from customers that are served by our own networking facilities, or on-net, to $63.5 million for the third quarter 2006 from $23.9 million for the third quarter 2005 was due to greater average lines in 2006 as compared to 2005 primarily as a result of the migration of customer lines to our own network and, to a lesser degree, the acquisition of NTC. As of September 30, 2006, our voice and data equivalent lines on-net had increased to 476,000 from 235,000 as of September 30, 2005.

The decrease in revenue from customers that are not served by our own networking facilities, or off-net, to $30.8 million for the third quarter 2006 from $79.9 million for the third quarter 2005 was due to fewer average lines in 2006 as compared to 2005, partially offset by an increase in average monthly revenue per customer. Our off-net voice and data equivalent lines declined during this period due both to the migration of off-net lines to our own network and, in areas where we were not building network, the attrition of customers leaving our services for those of other carriers. This decline was partially offset by increased off-net lines as a result of the acquisitions of NTC. As of September 30, 2006, our off-net voice and data equivalent lines had decreased to 138,000 from 410,000 as of September 30, 2005. A significant increase in the costs we pay for network services from the incumbent local telephone carriers has caused us to cease marketing to new customers in markets where we do not currently have network facilities and, as a result of this, together with continued migrations to our network, we expect the decline in off-net revenues to continue in the future.

Long distance only and other revenue decreased for the third quarter 2006 to $12.0 million from $16.9 million for the third quarter 2005. Customer price increases for long distance customers were not sufficient to offset a decline in revenues from our existing long distance base since we no longer actively market long distance only services. We expect long distance customers and revenues to decline in the future.

While our on-net revenues grew from the second to the third quarter 2006 and we expect that our on-net revenues will grow from 2006 to 2007, the growth, however, will not be sufficient to offset the decline in our off-net revenue. As a result, we expect that our full year revenues will decline from 2006 to 2007.

Network and Line Costs. Network and line costs declined in the third quarter 2006 from the third quarter 2005 primarily due to fewer average customer lines. Network and line costs as a percentage of revenue decreased in the third quarter 2006 from the third quarter 2005, as customer price increases more than offset additional network personnel costs and increased unbundled network element platform costs. In addition, in the third quarter 2006, we recorded a reduction to network cost of  $0.9 million related to the resolution of the Georgia rate case. This reduction was offset by $0.4 million of network costs incurred by NTC in the second quarter, which was recorded during the third quarter. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these price increases will increase customer turnover. Network and line costs exclude depreciation and amortization of $6.9 million for the third quarter 2006 and $6.3 million for the third quarter 2005.

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

General and Administrative Expenses. General and administrative expenses decreased in the third quarter 2006 from the third quarter 2005. This decrease was primarily due to a reduction in general and administrative headcount partially offset by the general and administrative expenses attributable to the NTC acquisition. In addition, the third quarter 2006 included expenses related to the Cavalier merger of $0.8 million and stock-based compensation expenses associated with the issuance of stock options pursuant to SFAS 123R of $1.0 million (see “Critical Accounting Estimates - New Accounting Pronouncements,” below). The decline in general and administrative expense, however, was not in proportion to the decline in revenue primarily because of the stock-based compensation expense in the third quarter of 2006 and, as a result, general and administrative expense as a percentage of revenue increased in the third quarters 2006 from the third quarter 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts increased as a percentage of revenue in the third quarter 2006 from the third quarter 2005. The increase was primarily due to the impact of customer price increases and a decline in the credit quality of our residential customer base.

Sales and Marketing Expenses. Sales and marketing expenses increased for the third quarter 2006 from the third quarter 2005. This increase is attributable to the increase in sales and marketing activity corresponding to the expansion of our networking footprint and through the acquisitions of NTC in 2006. Our sales and marketing efforts focus on increasing subscriber growth only in those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $ 0.9 million for the third quarter 2006 and $ 0.8 million for the third quarter 2005. We expect that our sales and marketing expense will increase from 2006 to 2007 as a result of our continuing efforts to grow our on-net business, including the roll-out of our bundle of broadband and voice services.

YEAR TO DATE 2006 COMPARED TO YEAR TO DATE 2005

Revenue. Revenue for the year to date 2006 decreased from the year to date 2005 as the acquisitions of LDMI in the third quarter 2005 and NTC in the first quarter 2006 were not sufficient to offset the decline in our revenues from our customer base located in markets where we do not currently have networking facilities.

The increase in revenue from on-net customers to $186.3 million for the year to date 2006 from $35.0 million for the year to date 2005 was due to greater average lines in 2006 as compared to 2005 primarily as a result of the migration of customer lines to our own network and, to a lesser degree, the acquisitions of LDMI and NTC.

The decrease in revenue from off-net customers to $114.9 million for the year to date 2006 from $272.9 million for the year to date 2005 was due to fewer average lines in 2006 as compared to 2005, partially offset by an increase in average monthly revenue per customer. Our off-net voice and data equivalent lines declined during this period due both to the migration of off-net lines to our own network and, in areas where we were not building network, the attrition of customers leaving our services for those of other carriers. This decline was partially offset by increased off-net lines as a result of the acquisitions of LDMI and NTC.

Long distance only and other revenue decreased for the year to date 2006 to $39.7 million from $40.2 million for the year to date 2005. The acquisition of LDMI and customer price increases partially offset a decline in revenues from our existing long distance base.

Network and Line Costs. Network and line costs as a percentage of revenue increased in the year to date 2006 from the year to date 2005, primarily due to additional network personnel costs and increased unbundled network element platform costs. In addition, for the year to date 2006, we recorded a reduction to network cost of $3.1 million related to the resolution of the Georgia rate case. To date, we have been able to increase our prices to offset per line increases in network and line cost, but these price increases will increase customer turnover. Network and line costs exclude depreciation and amortization of $19.9 million for the year to date 2006 and $17.2 million for the year to date 2005.

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

General and Administrative Expenses. General and administrative expenses increased in the year to date 2006 from the year to date 2005. This increase was primarily due to the general and administrative expenses attributable to the LDMI and NTC acquisitions, partially offset by a reduction in overall headcount and a reduction in accrued bonus compensation. In addition, the year to date 2006 included expenses related to the Cavalier merger of $0.8 million and stock-based compensation expenses associated with the issuance of stock options pursuant to SFAS 123R of $4.2 million (see “Critical Accounting Policies - Stock-Based Compensation Expense,” below). As a result, general and administrative expense as a percentage of revenue increased in the year to date 2006 from the year to date 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased both in dollars and as a percentage of revenue in the year to date 2006 from the year to date 2005. The decrease was primarily due to an increase in the percentage of revenue derived from commercial accounts that have lower bad debt experience as compared to residential customers.

Sales and Marketing Expenses. Sales and marketing expenses increased for the year to date 2006 from the year to date 2005. This increase is attributable to the increase in sales and marketing activity corresponding to the expansion of our networking footprint and through the acquisitions of LDMI in 2005 and NTC in 2006. Our sales and marketing efforts focus on increasing subscriber growth only in those areas where we currently have or plan to deploy network facilities. Included in sales and marketing expenses are advertising expenses of $3.7 million for the year to date 2006 and $3.2 million for the year to date 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Our management assesses our liquidity in terms of our ability to generate cash to fund our operations, our capital expenditures and our debt service obligations. For the year to dates 2006 and 2005, our operating activities provided net cash flow of $26.2 million and $56.7 million, respectively. In the year to date 2006, cash from operations together with cash on hand was used to fund capital expenditures and capitalized software development costs as well as the acquisition of NTC. As of September 30, 2006, we had $37.5 million in cash and cash equivalents, (including $1.9 million in restricted cash) and long-term debt and capital lease obligations (including current maturities) of $4.4 million, compared to $46.3 million and $5.3 million, respectively, at December 31, 2005.

  Net cash provided by (used for):

	Year to date (in thousands)		Percent Change
	2006	2005	2006 vs. 2005
Operating activities	$26,162	$56,680	(53.8)%
Investing activities	$(33,984)	$(64,953)	(47.7)%
Financing activities	$(2,872)	$3,099	(192.7)%

Cash Provided By Operating Activities. Cash generated by operations decreased by $30.5 million from the year to date 2005 to the year to date 2006. The decrease was driven by lower cash flow before changes in working capital and by higher investment in working capital primarily due to the payment related to the Georgia rate case as discussed below. The decrease in cash flow before changes in working capital was primarily driven by increases in general and administrative expense and sales and marketing expense. The application of net operating loss carryforwards, or NOLs, has limited our current payment of income taxes to cash taxes for alternative minimum taxes and certain state income taxes, but we expect that Talk America’s NOLs will be substantially utilized during 2006. The use of NOLs acquired in the LDMI and NTC acquisitions will be limited, with the benefit spread through 2018.

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

Net Cash Used in Investing Activities. Capital expenditures and capitalized software development costs were lower in the year to date 2006 as compared to the year to date 2005. In the year to date 2006, approximately $12.5 million of our $15.4 million in capital expenditures consisted of costs related to our deployment of networking assets (local switch and collocation equipment). In the year to date 2005, approximately $31.9 million of our $35.2 million in capital expenditures consisted of costs related to our deployment of networking assets.

We expect to spend between $25.0 and $30.0 million in capital expenditures and capitalized software in 2006, primarily for the build out of the Atlanta networking facilities, the expansion of our Michigan network facilities and the purchase of customer premise capital equipment.

The acquisition of NTC on January 3, 2006, required the payment of $16.5 million, net of cash acquired, for the purchase of all of the equity of NTC.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities during the year to date 2006 was $2.9 million and net cash provided by financing activities during the year to date 2005 was $3.1 million. Net cash used in 2006 was attributable to the payment of outstanding capital lease obligations. In October 2006, we received approximately $2 million from the exercise of stock options.

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

Item 4.   Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based upon this evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

There were no changes in internal control over financial reporting during our most recent fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are aware of five asserted class actions related to the proposed Cavalier merger filed against us.

Two separate, substantially identical lawsuits, Daniel Tyler, individually and on behalf of a class of persons similarly situated v. Edward Meyercord III, Mark Fowler, Robert Korzeniewski, Gabriel Battista, Ronald Thoma, Talk America Holdings, Inc. and Cavalier Telephone Corporation, Case No. 0609065, and Michael Kaiser, individually and on behalf of a class of persons similarly situated v. Edward Meyercord III, Mark Fowler, Robert Korzeniewski, Gabriel Battista, Ronald Thoma, Talk America Holdings, Inc. and Cavalier Telephone Corporation, Case No. 0609067, each was filed on September 29, 2006 in the Court of Common Pleas of Bucks County, Pennsylvania, Civil Division - Equity. Each complaint:

•	purports to be brought on behalf of all Talk America’s stockholders (excluding the defendants and their affiliates);
•
alleges, among other things, that the individual defendants (the Company’s directors) breached their fiduciary obligations to the Company’s stockholders in proposing to acquire [sic] the public shares of Talk America at $8.10;

•	alleges that Cavalier has aided and abetted Talk America and its directors’ alleged wrongdoing;
•
alleges that the merger consideration is unfair to the public stockholder of Talk America since (i) there is a higher bona fide offer for $9.00 per share (apparently referring to the conditional Sun Capital proposal); (ii) the $8.10 proposed acquisition price fails to reflect and is far below the true valuation of Talk America; and (iii) the merger agreement does not contain a “go-shop” provision during which period only a substantially reduced break-up fee would be payable if a higher bid were to emerge;

•
alleges that, as a result of defendants’ failure to take such steps as their fiduciary obligations require, plaintiff and other class members have been and will be damaged in that they have not and will not receive their proportionate share of the value of the Company assets and business, and have been and will be prevented from obtaining a fair price for their common stock; and

•
seeks various forms of relief, including certification of the purported class, an injunction against the consummation of the merger unless and until a fair price is paid, unspecified money damages plus interest thereon and attorneys’ fees and expenses incurred in connection with the respective lawsuit.

We believe that these lawsuits are without merit and plan to defend them vigorously.

Fred Tobin, on behalf of himself and all others similarly situated v. Talk America Holdings, Inc., Edward B. Meyercord, III, Gabriel A. Battista, Mark S. Fowler, Ronald R. Thoma and Robert J. Korzeniewski, Case No. 0609143, was filed on October 2, 2006 in the Court of Common Pleas of Bucks County, Pennsylvania, Civil Division-Law.  The complaint purports to be brought on behalf of all of Talk America's stockholders (excluding the defendants and their affiliates) asserting claims based on alleged self-dealing and breaches of fiduciary duty by the Company’s directors in connection with the agreement to be acquired by Cavalier.  The complaint alleges that the Company's directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing by failing to obtain the highest price reasonably available for the Company by structuring the merger agreement to provide for a $6.25 million termination fee and up to $1.25 million in expenses, and by utilizing a process allegedly designed to ensure the sale of Talk America to Cavalier on terms preferential to Cavalier and Meyercord.  The complaint seeks various forms of relief, including: declaration of a proper class action; declaration that the merger agreement is unlawful and unenforceable; injunction prohibiting the defendants from consummating the acquisition until the Company adopts a procedure that obtains the highest possible price for shareholders; injunction directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interest of the shareholders; rescission of the merger agreement; imposition of a constructive trust; and an award of attorneys' fees, expert fees and costs.  We believe that this lawsuit is without merit and intend to to defend it vigorously.

Edward Katz,, individually, and on behalf of all others similarly situated v. Edward B. Meyercord III, Mark Fowler, Robert Korzeniewski, Gabriel Battista, Ronald Thoma, and Talk America Holdings, Inc., C.A. No. 2461-N, was filed on October 10, 2006 in the Court of Chancery of the State of Delaware, New Castle County. The complaint purports to be brought on behalf of all Talk America’s stockholders (excluding the defendants and their affiliates) asserting claims based on breaches of the board’s fiduciary duties in connection with the agreement to be acquired by Cavalier and in responding to the bid by Sun Capital. The complaint alleges that the Company’s directors are not complying with their fiduciary duties by failing duly to pursue and obtain the best value reasonably available on a sale of the Company and the directors are passively allowing the forced vote provision of the merger agreement to push an uninformed decision on the stockholders. The complaint further alleges that the Company’s directors have breached and/or aided and abetted breaches of fiduciary duties owed to Talk America and its stockholders. The complaint seeks various forms of relief, including declaration of a proper class action, ordering the individual defendants to affirmatively fulfill their fiduciary duties by acting to undertake an appropriate evaluation of alternatives to maximize value for Talk America’s public stockholders prior to any vote on the merger agreement, ordering defendants to account for all damages suffered by the plaintiff and other class members as a result of the alleged wrongs, and awarding the plaintiff the costs and disbursements of this lawsuit. We believe that this lawsuit is without merit and plan to defend it vigorously.

Bruce Murphy, individually and on behalf of all others similarly situated v. Edward B. Meyercord III, Mark Fowler, Robert Korzeniewski, Gabriel Battista, Ronald Thoma, and Talk America Holdings, Inc., C.A. No. 2493-N, was filed on October 23, 2006 in the Court of Chancery of the State of Delaware, New Castle County. The complaint purports to be brought on behalf of all Talk America’s stockholders (excluding the defendants and their affiliates). The complaint alleges that the Company’s directors have acted and are acting contrary to their fiduciary duty to maximize value on a change in control of Talk America. In that connection, the complaint alleges that (i) the merger is inadequate and unfair to plaintiff and other class members because it is at a substantially lower price than the offer by Sun Capital; (ii) the merger will deny the plaintiff and other class members the opportunity either to benefit by the higher offer or to share proportionately in the future success of Talk America and its valuable assets; and (iii) the merger benefits Meyercord but is detrimental to the plaintiff and the class. The complaint seeks various forms of relief, including an injunction against the consummation of the merger, unspecified rescissory damages in the event the merger is consummated, unspecified money damages plus interest thereon against the defendants, and plaintiff’s attorneys’ fees and expenses. We believe that this lawsuit is without merit and plan to defend it vigorously.

Additional lawsuits pertaining to the proposed merger could be filed in the future.

Item 1A. Risk Factors

In addition to the risk factors disclosed under Item 1A of our 2005 Form 10-K:

There are risks arising from our merger agreement with Cavalier.

As of September 22, 2006, we entered into a merger agreement with Cavalier that provides for our acquisition by Cavalier. In addition to the risk that such acquisition transaction does not take place and our shareholders do not receive the consideration provided for therein, the merger agreement provisions subject us to certain restrictions on the conduct of our business prior to completion of the transaction that could delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction or that could discourage competing proposals to acquire us or lower the price that a competing bidder might be willing to pay for us. Further, if the merger agreement is terminated under certain circumstances, we could be obligated to pay Cavalier fees and reimbursed expenses aggregating up to $7.5 million. We are also subject to potential liabilities under lawsuits filed and that may be filed against us arising from the proposed acquisition transaction. In addition, compliance with the merger agreement and the prospect of the acquisition transaction contemplated thereby may result in detrimental diversion of management’s attention from our ongoing business operations and in difficulties in retaining our employees.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Stockholders was held on August 9, 2006.  Three proposals were voted upon at the meeting: (1) the election of one director, (2) the ratification of the appointment of PricewaterhouseCoopers LLP as the independent certified public accountants for 2006, and (3) the ratification and approval of the Talk America Employee Stock Purchase Plan.

(b) The votes in respect of the director were as follows:

  For the election of Edward B. Meyercord, III as director, there were 21,291,463 votes cast for, 0 votes cast against and 5,414,087 abstentions and broker non-votes.

The terms of office of the following directors continued after the meeting: Gabriel Battista, Mark Fowler, Robert Korzeniewski, and Ronald Thoma

(c) The votes in respect of the other matters voted upon at the meeting were as follows:

For the ratification of PricewaterhouseCoopers LLP as independent auditors, there were 26,622,434 votes cast for, 61,513 votes cast against and 21,602 abstentions and broker non-votes.

For the ratification and approval of the Talk America Employee Stock Purchase Plan, there were 16,833,600 votes cast for, 759,191 votes cast against and 9,088,143 abstentions and broker non-votes.

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

TALK AMERICA HOLDINGS, INC.

Date: November 9, 2006	By: /s/ Edward B. Meyercord, III Edward B. Meyercord, III Chief Executive Officer
Date: November 9, 2006	By: /s/ Gavid G. Zahka David G. Zahka Chief Financial Officer (Principal Financial Officer)